Form 10-Q
period 1998-06-30
TRANSNATIONAL FINANCIAL CORP
filed 1998-08-13
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                       Transnational Financial Corporation
        (Exact name of small business issuer as specified in its charter)

         California                                             94-2964195
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

 401 Taraval Street, San Francisco, CA                            94116
(Address of principal executive offices)                       (Zip Code)

                                 (415) 334-7000
                         (Registrant's telephone number)

301 Junipero  Serra  Blvd,   Ste  270,  San   Francisco,   CA  94127
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,700,000

                         PART I - FINANCIAL INFORMATION

                       TRANSNATIONAL FINANCIAL CORPORATION

                                  JUNE 30, 1998

                                    UNAUDITED



                         TABLE OF CONTENTS                           PAGE NUMBER

PART 1       ITEM 1      FINANCIAL INFORMATION

                         Balance Sheet as of June 30, 1998
                         And December 31, 1997                             2

                         Statement of Income
                         For the Three and Six Months
                         Ended June 30, 1998 and 1997                      3

                         Statement of Cash Flows for the
                         Six Months Ended June 30th 1998 and 1997          4

                         Statement of Changes in
                         Stockholders Equity for the Six Months
                         Ended June 30, 1998                               5

                         Notes to Financial Statements                     6

             ITEM 2      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     8

PART II                                                                   10

                       TRANSNATIONAL FINANCIAL CORPORATION

                                  BALANCE SHEET

                                                                        June 30,       December 31,
                                                                          1998            1997
                                                                       Unaudited

ASSETS
                Cash and equivalents                               $   8,325,799   $       482,558
                Certificates of Deposit                                  270,524           272,298
                Mortgage loans held for sale, pledged                 30,840,202        50,288,714
                Accrued Interest                                         140,267           181,763
                Notes Receivable                                         135,819           135,819
                Notes Receivable, stockholders                                 0           250,000
                Real Estate held for investment, net                     197,623           199,944
                Property and Equipment, net                              124,170           103,267
                Other Assets                                              67,255            61,420
                                                                   -------------- ----------------

TOTAL ASSETS                                                       $  40,101,659   $    51,975,783
                                                                   ============== ================


LIABILITIES AND STOCKHOLDERS' EQUITY
                Warehouse Notes Payable                            $ 30,404,072    $  50,154,791
                Accrued interest                                        114,000          202,118
                Real Estate Mortgage                                    145,410          146,755
                Accounts payable and accrued liabilities                347,743          133,480
                Income Taxes payable                                     55,015                0
                                                                   -------------- ---------------

TOTAL LIABILITIES                                                    31,066,240       50,637,144
                                                                   ============== ===============


STOCKHOLDERS' EQUITY
                Preferred Stock, no par value: 2,000,000 shares
                   authorized, no shares issued or outstanding                0                0

                Common stock, no par value: 10,000,000 shares
                   authorized: 3,700,000 and 2,500,000 shares
                   issued and outstanding, respectively                   1,000            1,000

                Additional paid-in capital                            8,619,426        1,001,090
                Retained Earnings                                       414,993          336,549
                                                                   -------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                            9,035,419       1,338,639
                                                                   ============== ===============


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 40,101,659    $ 51,975,783
                                                                   ============== ===============

                       TRANSNATIONAL FINANCIAL CORPORATION

             STATEMENT OF INCOME FOR THE THREE AND SIX MONTHS ENDED

                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                   For the Three                 For the Six
                                                                   Months Ended                 Months Ended
                                                                     June 30,                     June 30,

                                                            ---------------------------- ----------------------------
INCOME                                                          1998          1997           1998          1997
                                                                ----          ----           ----          ----

                Net gain from sales of mortgage loans       $ 1,581,713    $  277,347    $ 2,551,496    $  706,018
                Production Income                               351,900       189,560        657,597       418,592
                Other                                             3,946        20,695         14,730        24,370
                                                            ------------- -------------- ------------- --------------

                                                              1,937,559       487,602      3,223,823     1,148,980
                                                            ------------- -------------- ------------- --------------
EXPENSES

                Salaries and benefits                           775,234       217,557      1,288,707       461,998
                General and Administrative                      417,222       108,689        731,880       273,135
                Interest expense, net of interest income        312,318        17,262        464,749        49,461
                Office Occupancy                                 48,212        34,941         87,253        55,740
                                                            ------------- -------------- ------------- --------------

                                                              1,552,986       378,449      2,572,589       840,334
                                                            ------------- -------------- ------------- --------------


INCOME BEFORE PROVISION FOR INCOME TAX                          384,573       109,153        651,234       308,646


PROVISION FOR INCOME TAX, current
                Federal                                          55,015             0         55,015             0
                State                                            20,595         1,630         24,595         4,630
                                                            ------------- -------------- ------------- --------------

NET INCOME                                                  $   308,963    $  107,523    $   571,624    $  304,016
                                                            ============= ============== ============= ==============


PRO FORMA INFORMATION
                Income before taxes, as reported            $   384,573    $  109,153    $   651,234    $  308,646
                Pro forma income tax provision                  153,829        43,661        260,494       123,458
                                                            ------------- -------------- ------------- --------------

                Pro forma net income                        $   230,744    $   65,492    $   390,740    $  185,188
                                                            ============= ============== ============= ==============

                Pro forma basic and diluted earnings per
                share                                       $      0.09    $     0.03    $      0.15    $     0.07
                                                            ============= ============== ============= ==============
                Pro forma weighted average common
                   shares outstanding                         2,592,308     2,500,000      2,546,409     2,500,000
                                                            ============= ============== ============= ==============

                       TRANSNATIONAL FINANCIAL CORPORATION

                STATEMENT OF CASH FLOWS FOR THE SIX MONTH PERIOD

                          ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                               For the Six
                                                                                              Months Ended
                                                                                                June 30,
                                                                                          1998            1997
                                                                                     --------------- ----------------
Cash flows from operating activities:
            Net Income                                                               $     571,624   $    304,016

            Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:

                   Depreciation                                                      $      16,391   $      8,259
                   Origination of mortgage loans held for sale                        (403,943,868)  (167,266,092)
                   Proceeds from sales of mortgage loans                               423,392,380    178,256,858
                   (Increase) decrease in accrued interest receivable                       41,496         (1,876)
                   Increase (decrease) in accounts payable and accrued liabilities         214,263        (24,742)
                   Increase (decrease) in accrued interest payable                         (88,118)       (24,569)
                   Increase in provision for Corporate Income Tax                           55,015              0
                   (Increase) decrease in other assets                                      (5,835)        45,049
                                                                                     --------------- ----------------
Net cash provided (used) from operating activities                                      20,253,348     11,296,903
                                                                                     --------------- ----------------

Cash flows from investing activities:

            Proceeds from sales and maturities of certificates of deposit                    1,774             0
            Purchase of property and equipment                                             (34,973)            0
                                                                                     --------------- ----------------

Net cash provided (used) from investing activities                                         (33,199)            0
                                                                                     --------------- ----------------

Net cash flows from financing activities:

            Borrowings on warehouse notes payable                                      407,983,307   167,101,783
            Payments on warehouse notes payable                                       (427,734,026) (178,336,894)
            Net proceeds from issuance of common stock                                   7,618,336             0
            Distribution to stockholders                                                  (493,180)     (213,965)
            Payment of note receivable, stockholders                                       250,000             0
            Real estate  mortgage loan payments                                             (1,345)       (1,280)
            Borrowings on note payable, subordinated                                     1,000,000             0
            Payment of note payable, subordinated                                       (1,000,000)            0
                                                                                     --------------- ----------------

Net cash provided (used) from financing activities                                     (12,376,908)  (11,450,356)
                                                                                     --------------- ----------------


NET CHANGE IN CASH AND EQUIVALENTS                                                       7,843,241      (153,453)
                                                                                     =============== ================

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                  482,558       371,972
                                                                                     =============== ================

CASH AND EQUIVALENTS, END OF PERIOD                                                  $   8,325,799   $   218,519
                                                                                     =============== ================

                       TRANSNATIONAL FINANCIAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998



                                                Shares         Common      Additional     Retained        Total
                                              Outstanding      Stock         Paid-In      Earnings    Stockholder's
                                                                             Capital                      Equity
                                             -------------- ------------- -------------- ------------ ---------------

Balance at December 31, 1997                         1,000   $     1,000   $  1,001,090  $   336,549  $   1,338,639
Stock split on March 18, 1998                    2,467,750             0                                          0
Issuance of Common Stock on May 31, 1998            31,250             0                                          0
Issuance of Common Stock on June 24, 1998
   as a result of a public offering less
   expenses of the offering of $1,381,664
   of the offering of $1,381,664                 1,200,000                    7,618,336                   7,618,336
Distribution of Stockholders                                                                (493,180)      (493,180)
Net income for the six months
   ended June 30, 1998                                                                       571,624         571,624
                                             -------------- ------------- -------------- ------------ ---------------

Balance at June 30, 1998                         3,700,000  $      1,000   $ 8,619,426   $   414,993  $    9,035,419
                                             ============== ============= ============== ============ ===============

                       TRANSNATIONAL FINANCIAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (Unaudited)


NOTE 1

              The accompanying financial statements are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 The results of operations of Transnational Financial Corporation ("the Company") for the six and three month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 On June 24, 1998, the Company completed an initial public offering of it's common stock which became listed on the American Stock Exchange under the symbol TFN.

NOTE 4 On April 30, 1998, the Company changed its corporate charter from an "S" Corporation to that of a "C" Corporation for taxation purposes.

              During the first four months of 1998, the Company distributed Subchapter "S" earnings in the form of dividends to its existing stockholders of $493,180 in the form of cash. On April 30, 1998, the termination date of the subchapter "S" election, the Company's stockholders equity contained dividends of $146,367 to which shareholders, as of that date, were entitled to the distribution. As of June 30, 1998, these dividends were not distributed.

NOTE 5        Pro Forma Information

              Income Taxes - Through April 30, 1998, the Company was an S corporation for federal and California tax purposes. Accordingly, the accompanying financial statements do not include a provision for income taxes, with the exception of the 1.5% California tax on S corporations. Effective April 30, 1998, the Company terminated its S status and became a C corporation for tax purposes. The Company will be subject to federal and state income taxes and will recognize deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. For information purposes, the statement of income includes an unaudited pro forma income tax provision on income before income taxes for financial reporting purposes using federal and state rates that would have resulted if the Company had filed corporate tax returns during the period presented.


              Earnings Per Share - Pro forma earnings per share is computed by dividing pro forma net income be the pro forma number of shares of common stock outstanding during the respective period.

                     MANAGEMENT'S DISCUSSION AND ANAYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION



              The following discussion and analysis should be read in conjunction with the financial statements and the Notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

              Forward-Looking Information

              The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationships or performance and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general economic and market conditions and growth rates.

GENERAL
              Transnational Financial Corporation ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties in the San Francisco Bay area. The Company sells all of its mortgage loans in the secondary market and all of the servicing rights associated with those mortgage loans. Since May, 1995 the Company's growth has been focused and driven by the wholesale loan division. The wholesale division's mortgage loan volume increased to approximately $346,903,218 for the first six months of 1998 compared to $135,565,000 for the same six month period of 1997. The retail division's volume increased to approximately $57,040,650 for the first six months of 1998, compared to volume of $28,570,000 for the first six months of 1997. Overall, the Company's loan volume grew by 146 percent for the first six months of 1998 compared to the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

              On June 24, 1998 the Company successfully completed an Initial Public Offering adding net proceeds of $7,618,336 to its stockholders' equity to provide the capital infusion necessary to facilitate additional growth of the wholesale division as well as to lower the Company's overall cost of borrowing.

              As a result of the public offering and subsequent to the end of the second quarter, the Company has been able to negotiate, a warehouse line of credit with the execution of a facility syndicated with several banks providing up to $90 million and agented by Guaranty Federal Bank of Dallas. In addition, the Company has been able to secure a Whole Loan Purchase and Sales Agreement ("Gestation Repo Line") with Greenwich Capital. The Company anticipates that these new credit facilities will begin to reduce the Company's interest expense during the third quarter because its borrowings will be based on Libor plus 1.50% for the warehouse line and Libor plus 1% on the Gestation Repo line, both of which will significantly reduce interest expense in the future.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

              The Company's pro forma pre-tax income increased during the second quarter of 1998 to $384,573 from $109,153 in the second quarter of 1997. Gross revenues grew as mortgage loan production for both wholesale and retail divisions grew by 82% during the second quarter of 1998 as compared to the second quarter of 1997. Gross revenues for the second quarter for 1998 were $1,937,559 compared to the second quarter of 1997 of $487,602 or an increase of 296%.

              With the exception of interest and occupancy expense, expenses generally increased proportionately to increases in revenues. Salaries and employee benefits as well as general and administrative expenses increased by 256% and 282%, respectively, decreasing as a percentage of revenue because of larger loan production. The Company hired additional senior management, began paying salaries to the President and the Chief Executive Officer, who prior to April 30, 1998, were compensated through stockholder draws.

              Occupancy costs increased approximately 40% from the second quarter of 1997 compared to the second quarter of 1998, but declined as a percentage of revenues from 7.2% in the earlier period compared to 2.5% in the 1997 period.

              Interest expenses, however, increased significantly and was 16.0% of revenue in the later period compared to 3.5% in the 1997 period. The principal reason for the rate of increase exceeding that of revenue was because of a $100,000 equity participation fee paid to InSouth Bank for subordinated debt of $1,000,000 entered into by the Company in March of 1998. The Company paid this fee when it closed the public offering and paid off the subordinated debt. Other factors, however, also increased interest expense in the later period. Mortgage loan activity across the nation increased, resulting in delays by investors in purchasing mortgages from the Company's inventory and lengthening the average number of days between the time the Company funded a mortgage loan and when the mortgage loan was sold. In addition, the Company had increased borrowing expenses outside of its warehouse lines of credit because the Company's loan volume often exceeded the limits under the warehouse lines of credit.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

              The Company's pro forma pre-tax income for the first six months of 1998 increased by 111% to $651,234 from $308,646 for the first six months of 1997. The increase is principally due to the Company's growth in revenues due to its wholesale mortgage loan production. Gross revenues for the first six months of 1998 were $3,223,823 compared to revenues of $1,148,980 for the first six months of 1997. An increase of 180%. Wholesale mortgage loan production for the first six months of 1998 was $346,903,000 compared to $135,565,000 for the first six months of 1997, for an increase of 156%.

              Retail mortgage loan production also increased from $57,040,650 for the first six months of 1998 compared to $28,570,000 for the first six months of 1997, an increase of 100%.

              While gross revenues grew approximately 180% from 1997 to 1998, expenses grew by 206%. Salaries and employee benefits accounted for 179% of the increase, while interest expense grew 832% for the reasons described above.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Since the effective date of the Company's initial public offering on June 24, 1998, the Company has not filed a report on Form 8-K.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Transnational Financial Corporation

August 12, 1998
                                        Joseph Kristul, Chief Executive Officer
                                         and Principal Financial Officer