Form 10QSB
period 1998-09-30
TRANSNATIONAL FINANCIAL CORP
filed 1998-11-16
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                       TRANSNATIONAL FINANCIAL CORPORATION

                               SEPTEMBER 30, 1998

                                    UNAUDITED



                               TABLE OF CONTENTS                     PAGE NUMBER

PART 1        ITEM 1      FINANCIAL INFORMATION

                          Balance Sheet as of September 30, 1998
                          And December 31, 1997                              2

                          Statement of Income
                          For the Three and Nine Months
                          Ended September 30, 1998 and 1997                  3

                          Statement of Cash Flows for the
                          Nine Months Ended September 30, 1998 and 1997      4

                          Notes to Financial Statements                      5

              ITEM 2      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations      7

PART II       OTHER INFORMATION                                             10

                         PART I - FINANCIAL INFORMATION
                      TRANSNATIONAL FINANCIAL CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                      September 30,     December 31,
                                                                                           1998             1997
                                                                                      -------------     ------------
                                                                                       (Unaudited)
ASSETS
             Cash and cash equivalents                                               $      729,992    $      482,558
             Certificates of deposit                                                        169,335           272,298
             Mortgage loans held for sale, pledged                                       50,276,402        50,288,714
             Accrued interest receivable                                                     51,520           181,763
             Notes receivable                                                               135,819           135,819
             Notes receivable, stockholders                                                       0           250,000
             Real estate held for investment, net                                           196,462           199,944
             Property and equipment, net                                                    164,303           103,267
             Other assets                                                                    82,764            61,420
                                                                                     ----------------- ----------------

TOTAL ASSETS                                                                         $   51,806,597      $ 51,975,783
                                                                                     ================= ================


LIABILITIES AND STOCKHOLDERS' EQUITY
            Warehouse notes payable                                                  $   41,513,980      $ 50,154,791
            Accrued interest payable                                                        283,000           202,118
            Real estate mortgage                                                            144,716           146,755
            Accounts payable and accrued liabilities                                        688,525           133,480
            Distributions payable to "S" corporation stockholders                           274,024                 0
                                                                                     ----------------- ----------------

TOTAL LIABILITIES                                                                    $   42,904,245      $ 50,637,144
                                                                                     ================= ================


STOCKHOLDERS' EQUITY
            Preferred stock, no par value: 2,000,000 shares
               authorized, no shares issued or outstanding                           $            0      $          0
            Common stock, no par value: 10,000,000 shares
               authorized: 3,700,000 and 2,500,000 shares issued and outstanding,
               respectively                                                               8,453,059         1,002,090
            Retained earnings                                                               449,293           336,549
                                                                                     ----------------- ----------------

TOTAL STOCKHOLDERS' EQUITY                                                           $    8,902,352      $  1,338,639
                                                                                     ================= ================


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   51,806,597      $ 51,975,783
                                                                                     ================= ================




            See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL CORPORATION

                         CONDENSED STATEMENTS OF INCOME

                          SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                                   For the Three                For the Nine
                                                                   Months Ended                 Months Ended
                                                                   September 30,                September 30,
                                                            ---------------------------- ----------------------------
INCOME                                                          1998          1997           1998          1997
                                                                ----          ----           ----          ----
                Net gain from sales of mortgage loans       $ 1,674,790    $  414,303    $ 4,226,287    $ 1,120,321
                Production income                               307,478       233,391        965,075        651,983
                Interest income                                 278,342     2,373,924        574,617        913,608
                Other                                             5,565         3,398         15,037         27,768
                                                            ------------- -------------- ------------- --------------
                                                            $ 2,901,441    $  929,424    $ 7,580,323    $ 2,374,689
                                                            ------------- -------------- ------------- --------------


EXPENSES

                Salaries and benefits                       $ 1,009,407    $  290,130    $ 2,298,114     $  752,128
                General and administrative                      389,795       102,341      1,120,101        375,476
                Office occupancy                                 45,236        34,951        132,489         90,691
                Interest expense                                 903,540      358,371      2,824,922        704,107
                                                            ------------- -------------- ------------- --------------
                                                            $ 2,347,978    $  785,793    $ 6,375,626     $1,922,402
                                                            ------------- -------------- ------------- --------------

INCOME BEFORE PROVISION FOR INCOME TAX                      $   553,463    $  143,641    $ 1,204,697     $  452,287

PROVISION FOR INCOME TAX                                        233,140         2,160        312,750          6,790
                                                            ------------- -------------- ------------- --------------
NET INCOME                                                  $   320,323    $  141,481    $   891,947     $  445,497
                                                            ============= ============== ============= ==============

EARNINGS PER SHARE:
                Basic                                       $      0.09
                Diluted                                     $      0.09


WEIGHTED AVERAGE SHARES OUTSTANDING:
                Basic                                         3,700,000
                Diluted                                       3,700,000


PRO FORMA
                Historical income before taxes on income                   $  143,641    $ 1,204,697     $  452,287
                Pro forma provision for income taxes                           60,329        505,972        189,960
                                                                          -------------- ------------- --------------
PRO FORMA NET INCOME                                                       $   83,312    $   698,725     $  262,327
                                                                          ============== ============= ==============


PRO FORMA EARNINGS PER SHARE
                Basic                                                                    $      0.24
                Diluted                                                                  $      0.24


PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING
                Basic                                                                      2,930,769
                Diluted                                                                    2,930,769



            See accompanying notes to condensed financial statements

                       TRANSNATIONAL FINANCIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                                              For the Nine
                                                                                              Months Ended
                                                                                              September 30,
                                                                                          1998            1997
                                                                                     --------------- ----------------
Cash flows from operating activities:
            Net income                                                               $     891,947   $     445,497


            Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:

               Depreciation                                                          $      26,602   $      14,397
               Origination of mortgage loans held for sale                            (639,559,774)   (268,802,545)
               Proceeds from sales of mortgage loans                                   639,572,086     270,366,814
               (Increase) decrease in accrued interest receivable                          130,242          (3,950)
               (Increase) decrease in other assets                                         (21,343)         45,049
               Increase (decrease) in accounts payable and accrued liabilities             555,045         (46,558)
               Increase (decrease) in accrued interest payable                              80,882          (3,801)
               Increase in distributions payable to "S" corporation stockholders           274,024               0
                                                                                     --------------- ----------------

Net cash provided by operating activities                                            $   1,949,711   $    2,014,903
                                                                                     --------------- ----------------

Cash flows from investing activities:

            Proceeds from sales and maturities of certificates of deposit            $     102,963   $            0
            Purchase of property and equipment                                             (84,156)               0
                                                                                     --------------- ----------------

Net cash provided by investing activities                                            $      18,807   $            0
                                                                                     --------------- ----------------

Net cash flows from financing activities:

            Borrowings on warehouse notes payable                                    $ 644,613,625   $  268,533,742
            Payments on warehouse notes payable                                       (653,254,436)    (270,326,936)
            Net proceeds from issuance of common stock                                   7,450,969                0
            Distribution to "S" corporation stockholders                                  (779,203)        (376,470)
            Receipt of note receivable, stockholders                                       250,000                0
            Real estate  mortgage loan payments                                             (2,039)          (1,945)
            Borrowings on note payable, subordinated                                     1,000,000                0
            Payment of note payable, subordinated                                       (1,000,000)               0
                                                                                     --------------- ----------------

Net cash used by financing activities                                                $  (1,721,084)  $   (2,171,609)
                                                                                     --------------- ----------------


NET CHANGE IN CASH AND EQUIVALENTS                                                   $     247,434   $     (156,706)
                                                                                     =============== ================

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            $     482,558   $      371,972
                                                                                     =============== ================

CASH AND EQUIVALENTS, END OF PERIOD                                                  $     729,992   $      215,266
                                                                                     =============== ================



            See accompanying notes to condensed financial statements

                       TRANSNATIONAL FINANCIAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                   (Unaudited)


NOTE 1 The accompanying financial statements are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations. Certain prior period amounts have been reclassified to conform with current presentations.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 The results of operations of Transnational Financial Corporation ("the Company") for the nine and three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 On June 24, 1998, the Company completed an initial public offering of its common stock which became listed on the American Stock Exchange under the symbol TFN.

NOTE 4 On April 30, 1998, the Company changed its corporate charter from an "S" Corporation to that of a "C" Corporation for taxation purposes.

              During the first four months of 1998, the Company distributed Subchapter "S" earnings in the form of cash dividends to its existing stockholders of $493,180. On April 30, 1998, the termination date of the subchapter "S" election, the Company's stockholders equity contained dividends of $286,028 to which existing shareholders, as of April 30, were entitled to the distribution. These dividends have been offset against a stockholder receivable of $12,004. As a consequence, as of September 30, 1998, the amount of Subchapter "S" earnings/dividends still to be distributed to shareholders remains at $274,024.

NOTE 5        Pro Forma Information

              Income Taxes - Effective April 30, 1998, the Company terminated its "S" status and became a "C" corporation for tax purposes. The Company is now subject to federal and state income taxes and recognizes deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. For information purposes, the statements of income includes an unaudited pro forma income tax provision on income before income taxes for financial reporting purposes using federal and state rates that would have resulted if the Company had filed "C" corporation tax returns during the period in which the Company was an "S" corporation.

              Earnings Per Share - Pro forma earnings per share is computed by dividing pro forma net income by the pro forma number of shares of common stock outstanding during the respective period.

NOTE 6        Recently issued accounting pronouncements

              In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprises operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company expects to adopt SFAS No. 131 at December 31, 1998.

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The Company expects to adopt SFAS No. 133 as of January 1, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements.

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

              Forward-Looking Information

              The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general economic and market conditions and growth rates.

GENERAL

              Transnational Financial Corporation ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties in the San Francisco Bay area and Southern California. The Company sells all of its mortgage loans and the related servicing rights in the secondary market. Since May 1995, the Company's growth has been focused and driven by the wholesale loan division. The wholesale division's mortgage loan volume increased to $550,894,124 for the first nine months of 1998 compared to $219,022,250 for the same nine month period of 1997. The retail division's volume increased to approximately $88,565,650 for the first nine months of 1998, compared to volume of $49,780,295 for the first nine months of 1997. Overall, the Company's loan volume grew by 138 percent for the first nine months of 1998 compared to the first nine months of 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

              The Company's pre-tax income increased during the third quarter of 1998 to $553,463 from pro forma pre tax income of $143,641 in the third quarter of 1997, an increase of 285%. Gross revenues grew as mortgage loan production for the company grew 126% during the third quarter of 1998 as compared to the third quarter of 1997. Gross revenues for the third quarter for 1998 were $2,901,441 compared to the third quarter of 1997 of $929,434 or an increase of 212%. With the exception of interest expense, expenses generally increased proportionately to increases in revenues. Salaries and employee benefits as well as general and administrative expenses increased by 248% and 281%. During April and May 1998, the Company hired additional senior management and began paying salaries to the President and the Chief Executive Officer, who prior to April 30, 1998, were compensated through stockholder draws. These additional expenses are also part of the incremental expenses for the third quarter of 1998.

              For the first time, the Company realized an excess of interest income over interest expense. Interest expense as a percentage of gross revenues was 31% for the third quarter of 1998 as compared to 39% for the third quarter of 1997. The Company pays interest to its warehouse lender from the time that the mortgage loan is closed until the mortgage loan is sold to an investor. During the same time period, the Company receives interest income on the funded mortgage loan. During the third quarter of 1998, the Company had a net interest income because the interest rate changed on its warehouse line of credit and was less than the note rate on the mortgage to which the Company is entitled to receive interest on from the time the loan is funded until sold to an investor.

              Mortgage loan activity across the nation increased, resulting in delays by investors in purchasing mortgages from the Company's inventory and lengthening the average number of days between the time the Company funded a mortgage loan and when the mortgage loan was sold. In addition, the Company had increased borrowing expenses by utilizing its gestation line to fund loans until the new warehouse lines of credit were being used at the beginning of September.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

              The Company's pre-tax income for the first nine months of 1998 increased by 166% to $1,204,697 from $452,287 for the first nine months of 1997. The increase is principally due to the Company's growth in revenues due to its wholesale mortgage loan production. Gross revenues for the first nine months of 1998 were $7,580,323 compared to revenues of $2,374,689 for the first nine months of 1997 an increase of 219%. Wholesale mortgage loan production for the first nine months of 1998 was $550,894,124 compared to $219,022,250 for the first nine months of 1997, an increase of 152%.

              Retail mortgage loan production also increased to $88,665,650 for the first nine months of 1998 compared to $49,780,295 for the first nine months of 1997, an increase of 78%. While gross revenues grew approximately 219% from 1997 to 1998, expenses grew by 232%. Salaries and employee benefits accounted for the majority of the increase for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

              On June 24, 1998 the Company successfully completed an Initial Public Offering adding net proceeds of $7,450,969 to its stockholders' equity to provide the capital infusion necessary to facilitate additional growth of the wholesale division as well as to lower the Company's overall cost of borrowing. As a result of the public offering and subsequent to the end of the second quarter, the Company has been able to negotiate a warehouse line of credit with the execution of a facility syndicated with several banks providing up to $90 million and agented by Guaranty Federal Bank of Dallas. In addition, the Company has been able to secure a Whole Loan Purchase and Sales Agreement ("Gestation Repo Line") with Greenwich Capital for $20 million. These new credit facilities have begun to reduce the Company's interest expense beginning in the third month of the third quarter due to its borrowings now being based on Libor plus 1.50% for the warehouse line and Libor plus1% on the Gestation Repo line, both of which the company expects will reduce interest expense in the future. Subsequent to the third quarter, the Company's credit lines have been further increased to $105 million from the syndicated banks, and $30 million from Greenwich Capital.

YEAR 2000

              The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Accordingly, over the next few years, management may incur additional expenditures to modify its software to operate correctly for the year 2000. While considered to be immaterial by management, the Company has not yet quantified such costs, which will be expensed as incurred. If the Company or other entities not affiliated with the Company do not address this issue successfully, the Company's business could be materially affected.

              The Company depends upon the effective operations of the financial institutions with which the Company deals as well as the United States financial system as administered by the United States Federal Reserve Board. To the extent that these institutions fail to have software that effectively deals with the Year 2000 issue, the Company's business could be materially affected.

                           PART 11 - OTHER INFORMATION

Item 6.  Exhibition and Reports on Form 8-K

         On September 16, 1998, the Company filed a form 8-K relating to a change in the Company's accountants.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Transnational Financial Corporation

November 13, 1998                        /s/ Joseph Kristul
                                         ---------------------------------------
                                         Joseph Kristul, Chief Executive Officer
                                         and Principal Financial Officer