Form 10QSB/A
period 1998-09-30
TRANSNATIONAL FINANCIAL CORP
filed 1998-11-17
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment NO. 1


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

                      TRANSNATIONAL FINANCIAL CORPORATION

                         CONDENSED STATEMENTS OF INCOME

                          SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                                   For the Three                For the Nine
                                                                   Months Ended                 Months Ended
                                                                   September 30,                September 30,
                                                            ---------------------------- ----------------------------
INCOME                                                          1998          1997           1998          1997
                                                                ----          ----           ----          ----
                Net gain from sales of mortgage loans       $ 1,674,790    $  414,303    $ 4,226,287    $ 1,120,321
                Production income                               307,478       233,391        965,075        651,983
                Interest income                                 913,608       278,342      2,373,924        574,617
                Other                                             5,565         3,398         15,037         27,768
                                                            ------------- -------------- ------------- --------------
                                                            $ 2,901,441    $  929,434    $ 7,580,323    $ 2,374,689
                                                            ------------- -------------- ------------- --------------


EXPENSES

                Salaries and benefits                       $ 1,009,407    $  290,130    $ 2,298,114     $  752,128
                General and administrative                      389,795       102,341      1,120,101        375,476
                Office occupancy                                 45,236        34,951        132,489         90,691
                Interest expense                                 903,540      358,371      2,824,922        704,107
                                                            ------------- -------------- ------------- --------------
                                                            $ 2,347,978    $  785,793    $ 6,375,626     $1,922,402
                                                            ------------- -------------- ------------- --------------

INCOME BEFORE PROVISION FOR INCOME TAX                      $   553,463    $  143,641    $ 1,204,697     $  452,287

PROVISION FOR INCOME TAX                                        233,140         2,160        312,750          6,790
                                                            ------------- -------------- ------------- --------------
NET INCOME                                                  $   320,323    $  141,481    $   891,947     $  445,497
                                                            ============= ============== ============= ==============

EARNINGS PER SHARE:
                Basic                                       $      0.09
                Diluted                                     $      0.09


WEIGHTED AVERAGE SHARES OUTSTANDING:
                Basic                                         3,700,000
                Diluted                                       3,700,000


PRO FORMA
                Historical income before taxes on income                   $  143,641    $ 1,204,697     $  452,287
                Pro forma provision for income taxes                           60,329        505,972        189,960
                                                                          -------------- ------------- --------------
PRO FORMA NET INCOME                                                       $   83,312    $   698,725     $  262,327
                                                                          ============== ============= ==============


PRO FORMA EARNINGS PER SHARE
                Basic                                                                    $      0.24
                Diluted                                                                  $      0.24


PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING
                Basic                                                                      2,930,769
                Diluted                                                                    2,930,769



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



                                         Transnational Financial Corporation

November 16, 1998                        /s/ Joseph Kristul
                                         ---------------------------------------
                                         Joseph Kristul, Chief Executive Officer
                                         and Principal Financial Officer