Form 10KSB40
period 1998-12-31
TRANSNATIONAL FINANCIAL CORP
filed 1999-03-31
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
  For the transition period from _______ to ____________

         Commission file number 1-14219


                       Transnational Financial Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                                   California
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   94-2964195
--------------------------------------------------------------------------------
                      (I.R.S. Employer identification No.)


401 Taraval Street, San Francisco                                       94116
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (415) 242-7800

Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class

                                  Common Stock

Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $11,481,200

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 25, 1999. $6,383,200

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,700,000

Item 1. Business

General

      The Company is a mortgage banker which originates, funds and sells mortgage loans through retail and wholesale branch operations secured by one-to-four family residential properties in the San Francisco Bay Area. Since 1985, when the Company was incorporated, the Company has been engaged in the retail origination of mortgage loans. In 1995, the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company funds its originations through warehouse lines of credit. The mortgage loans are subsequently sold together with the mortgage loan servicing rights to secondary markets. The total loan production volume for 1998 was $1.05 billion which was an increase of 126% compared to 1997, and 1997 was a 78% increase compared to 1996. Wholesale originations accounted for 87% of the Company's loan production volume for 1998. The Company maintains four offices, a retail office in San Francisco and wholesale offices in San Francisco, San Jose, and Tustin California.

      The Company originates a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by Federal National Mortgage Association ("FNMA"). Non-conforming mortgage loans are those that do not conform to FNMA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a lower loan-to-value ratio. Those that exceed the present FNMA guidelines for the San Francisco Bay area, mortgage loans larger than $240,000, are called Jumbo loans, comprised 66% of the mortgage loans originated by the Company in 1998. In times of declining interest rates, the Company's predominant products are fixed rate mortgages for a term of 15 or 30 years. When interest rates are rising, the Company's predominant products are adjustable rate mortgages. While the Company originates some home equity financing through second mortgages and some lines of credit using the home as a security, these products constitute a small portion of the Company's business.

      From its inception, the Company's marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the average loan size originated by the Company in 1998 was approximately $259,000. Due to the large loan size and operating efficiencies, the Company has sustained an efficient use of capital while maintaining service quality combined with competitively priced loans. The Company generates revenues through gains on the sale of mortgage loans and servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, hedging activities, and, in the case of retail brokerage operations, origination fees.

      The Company closed its initial public offering in June 1998. The purpose of this offering was to increase the Company's liquid capital because the total amount available in the Company's warehouse lines to fund closing of mortgage loans pending resale is limited to a multiple of the Company's capital. Following the completion of the offering, the Company entered into a warehouse line of credit with Guaranty Federal Bank, F.S.B. which achieved the purpose of the offering. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

      Following the completion of the offering, the Company opened an office in Tustin, California. The Company is considering further offices in Southern California and other states.

The Wholesale Origination Division

      In 1998, wholesale mortgage loans constituted 87% of the Company's mortgage loan originations. Wholesale mortgage loan origination involves the purchase of loan applications from mortgage brokers for a purchase price less than what the Company receives when it sells the same mortgage loan to an investor. The mortgage loan is processed, closed and funded by the Company. To maintain competitive rates with specific profit margins, the Company prices mortgage loans on a daily basis.

      The Company's wholesale lending division, which was established in May 1995, operates from its executive offices in San Francisco and offices in San Jose and Tustin, California. Currently, the Company obtains mortgage loan volume through a network of more than 600 independent mortgage brokers and other financial intermediaries who are all screened and approved by the Company. With the exception of the Company's retail division, in 1998 no single source of independent brokers accounted for more than 5% of the Company's total wholesale mortgage originations.

      Mortgage brokers are qualified to participate in the Company's wholesale program after the completion of an application process which includes the Company checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by the Company's wholesale account representatives and on a yearly basis the broker's financial statements are updated and re-verified.

      Mortgage loans are processed and every mortgage loan is underwritten by the Company's underwriters, all of whom have many years of experience. Only those mortgage loan applications which meet the Company's underwriting criteria are funded. The Company uses the Internal Revenue Service ("IRS") verification of income program, a particular tool which specifies that brokers must include in the submitted file an IRS form which the Company uses to confirm with the IRS certain income data on the mortgage loan application. This mechanism helps ensure the quality of mortgage loans funded. If the mortgage loan file does not contain this IRS form, the application is automatically rejected.

      Wholesale lending allows the Company to benefit from cost efficiencies derived from not having to take a mortgage loan application, a labor intensive function, thereby reducing mortgage loan processing time, while being able to centralize support functions and reduce fixed operating costs. Wholesale lending offers the Company economies of scale while building substantial loan volume.

The Retail Origination Division

      The Company's retail division was established in 1985 and employs four commissioned mortgage loan officers located in one office in San Francisco. While the retail division advertises weekly in San Francisco newspapers, most of the retail division's business is generated through customer referrals, and a high percentage of mortgage loans originated by the retail division close.

      Approximately 71% of the mortgage loans originated by the retail division are sold to the Company's wholesale division. The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans acquired by the wholesale division are underwritten again by the wholesale division. During 1998 the mortgage loans originated by the retail division were evenly divided between conforming and non-conforming (Jumbo) mortgage loans, with the average mortgage loan size originated by the retail division being $267,000 and the average loan-to-value ratio being 80%.

      The Company's retail division collects origination fees and closing costs from the borrower which make the gross revenues larger than the revenues generated by the wholesale division. However, the additional fees must be split with commissioned mortgage loan officers and cover the cost of processing the mortgage loan and assume the fixed operating costs, of the retail office. The primary financial benefit to the Company of the retail division is as a source for loans for the wholesale division.

      The following table shows mortgage loan production volume by division.:

                                                                 Twelve Months Ended
                                                                    December 31,
                                                     1998       1997          1996         1995
                                                               (Dollars in Thousands)
Retail Division

         Volume                                   $137,356     $77,768      $54,686         $53,380
         Percentage of Total Volume                  13%         16%           21%             58%

Wholesale Division

         Volume                                    913,780     387,312      206,613          38,328
         Percentage of Total Volume                  87%         84%           79%             42%

Total Loan Production

         Volume                                 $1,051,136    $465,080     $261,299       $  91,708
         Number of Loans                             4,053       1,822          998             363
         Average Loan Size                            $259        $255         $261            $252

Volume Growth                                          126%        78%          185%
                                                       ----        ---          ----

Loan Production Administration

      All mortgage loan applications must be underwritten and approved in accordance with the Company's underwriting standards and criteria. Underwriting standards used for conforming loans are those promulgated by FNMA. Nonconforming (Jumbo) loans are underwritten subject to credit and appraisal standards established by specific investors. The Company analyzes the borrower's credit standing, financial resources and repayment ability as well as the risk of the underlying collateral.

      All mortgage loans must have a property appraisal provided by an independent third party, fee-based appraiser. Nationally recognized credit reporting agencies provide complete reports of the borrower's credit history including bankruptcies and delinquencies.

      A given borrower may qualify for a mortgage loan through five mortgage loan documentation programs: full documentation, limited documentation, alternative documentation, no ratio loan documentation and no income/no asset verification. Under the full documentation program, the borrower's assets, income and employment are all verified by written or verbal confirmation. Under the limited documentation program, more emphasis is placed on the ability to pay and the property value. Under the alternative documentation program, income and assets are confirmed by reviewing supporting documentation. Under the no ratio loan documentation program, no income ratios are calculated. Under the no income/no asset program, the value of the loan collateral is as critical as the borrower's credit history. Each program places a heavy emphasis on credit scores and differing loan to value ratios.

      The Company's underwriting department consists of 11 underwriters who each average 11 years of experience and who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes five to ten days to underwrite a mortgage loan from the initial date of the application. Upon completion of the underwriting process, the mortgage loan is closed by a title agency chosen by the borrower.

      The Company performs a pre-funding audit on all mortgage loans which includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed to monitor and evaluate the Company's origination policies and procedures. Ten percent of all mortgage loans closed are sampled and are subjected to a full quality control review including re-underwriting the mortgage loan. Management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans. Management of the Company believes that its use of the IRS Verification of Income program increases significantly the quality of its originators.

Mortgage Loan Sales

      The Company originates and purchases all of its mortgage loans with the intent to sell the mortgage loans, without retaining any interest therein, and the related servicing rights into the secondary market. The mortgage loans are sold without recourse primarily to institutional investors, national banks and mortgage lenders. At any given time there are several investors that have contacted the Company and seek to purchase mortgage loans or enter into programs to purchase mortgage loans. As part of the sale, the Company provides representations and warranties which are customary to the industry and cover such things as compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, the Company may be required to repurchase these mortgage loans and/or may be liable for certain damages. Normally, any repurchased mortgage loan can be corrected and resold back to the original investor.

      The Company holds the originated or purchased mortgage loan for sale from the time that the mortgage loan application is submitted by the borrower until the time the mortgage loan is sold to an investor. During that time, the interest rate on the mortgage loan might be higher or lower than the market rate at which price the Company can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the salfe of the mortgage loan. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have closed but not sold) and pipeline loans (loans which are not yet closed but on which an interest rate has been set) the Company often commits to deliver mortgage loans at a specific price for future delivery to investors through the use of commitments on a "best efforts" basis where the Company has no obligation to sell a mortgage loan to an investor unless and until the mortgage loan closes.

      The Company has a hedging program in place which is administered for the Company by Tuttle & Co. using a managed account. The Company is able to take advantage of the hedging firm's reporting services, pipeline management, mark to market, commitment and position reporting. At any one time the Company hedges approximately 75% of the value of loans warehoused or in the pipeline. Individual mortgage loans are grouped by note rate, loan type and length of time in the pipeline. These are then matched based on duration with the appropriate hedging instrument which reduces risk until the mortgage loan is closed and delivered to the investor. Hedging gains and losses are recorded at settlement.

Funding of Mortgage Loans

      The Company needs substantial cash flow to facilitate the funding and closing of the originated and purchased loans. These funds are provided on a short-term basis by financial institutions that specialize in providing lines of credit known as warehouse lines. Following the close of the Company's public offering in June, 1998, the Company entered into a warehouse line of credit with Guaranty Federal Bank, F.S.B., replacing existing warehouse lines of credit.

      The amount of the warehouse line provided by a lender is based on the Company's net worth. Often a warehouse lender applies a leverage factor of between ten to twelve. Guaranty Federal Bank's warehouse line of credit provides a basic lending amount of $105 million with an additional gestation line, that is, the ability to sell mortgage loans subject to their purchase by a third party that has previously agreed to purchase the mortgage loans. An additional gestation line of $30 million is provided by Greenwich Capital. These facilities replaced several warehouse agreements which provided funding capabilities in the aggregate of $18 million with an additional bulge facility of $44 million. The warehouse bank receives $35 per loan from the Company plus interest at the London Interbank Offered Rates ("LIBOR") plus approximately 1.5% per annum on the unpaid principal balance of the loan for the time the loan is in the warehouse. This interest rate represents a reduction of approximately 2.5% from the prior warehouse agreements. As a result of the new warehouse line of credit and during the period between funding the loan and its sale to investors, the Company often makes a small percentage on the difference between the amount the Company pays the warehouse lender and the amount received from the borrower. Previously the Company lost as much as two to two and one half percent on each loan it funds (the difference between the rate charged by the warehouse bank and the note rate on the loan). LIBOR is the British Bankers' Association average of interbank offered rates for dollar deposits in the London market based on quotations at 16 major banks and act as a base lending rate similar to the prime rate.

      The Company submits the mortgage loan to the warehouse bank for funding along with the investor commitment, if any, to purchase the loan. The warehouse agreement has various financial and operational covenants with which the Company must comply.

Competition

      The Company faces strong competition in originating, purchasing and selling mortgage loans and the related mortgage servicing rights. The Company's competition is principally from savings and loan associations, other mortgage companies, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. Many of these institutions have greater financial and other resources than the Company and maintain a significant number of branch offices in the area in which the Company conducts operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans originated and purchased by the Company. If the Company is unable to compete effectively, its business, results of operations and financial condition could be materially and adversely affected.

      The Company depends primarily on mortgage brokers who are not obligated by contract to originate or deliver new mortgage loans to the Company. Mortgage brokers compete on the basis of customer service, range of loan products offered and pricing. Although the Company emphasizes pricing to brokers, it strives to offer brokers a variety of competitive products and efficient mortgage loan processing and closing.

Legislation and Regulation

      Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling and servicing of mortgage loans. The Company is an approved seller/servicer of mortgage loans for FNMA and is in the process of obtaining Federal Home Loan Mortgage Corporation approval. In addition, the Company is an approved mortgagee by the United States Department of Housing and Urban Development ("HUD") and is qualified to originate mortgage loans insured by Federal Housing Authority ("FHA") or guaranteed by the Veterans Administration ("VA"). Among other consequences, the failure to comply with HUD or FNMA regulations could prevent the Company from reselling its mortgage loans or prevent its ability to enter into the servicing of mortgage loans should it choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, certain rights of rescission for mortgage loans, class action law suits and administrative enforcement actions, any of which could have a material adverse effect on the Company's business results of operations and financial conditions.

      Federal, state and local governmental authorities also regulate the Company's activities as a lender. The TILA and Regulation Z promulgated thereunder contain certain requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances where the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act and the Debt Collection Practices Act subject the Company to filing an annual report with the Department of Housing and Urban Development.

      There can be no assurance that the Company will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult and more expensive for the Company.

Employees

      As of February 1, 1999, the Company had 83 employees, all of whom worked on a full-time basis. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be excellent.

Item 2. Description of Property.

      The Company has offices in three separate locations in San Francisco which occupy approximately 11,000 square feet of commercial office space. The Company has additional offices in San Jose and Tustin, California. All of the space is leased, and presently the Company's monthly rental for office space is approximately $27,000.

      In June 1998 the Company entered into a lease for 6,200 square feet of office space in San Francisco with a monthly rental of approximately $10,000. The term of the lease is for five years commencing the date of the Company's occupancy which occurred in mid August. This new office space is used for corporate administrative offices and for conducting wholesale mortgage lending operations. The Company believes that the wholesale and retail offices are adequate for the foreseeable future. The Company maintains adequate casualty insurance on all its property.

Item 3. Legal Proceedings.

      The Company is involved in legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings can not be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The Company's Common Stock is listed on the American Stock Exchange and is traded under the symbol TFN.

      The Company completed its initial public offering in June 1998 after the Securities and Exchange Commission declared its registration statement effective on June 24, 1998. The following table summarizes the shares offered and sold in the offering:

Seller                           Shares Offered     Aggregate Price          Shares Sold    Aggregate Price

The Company                        1,200,000          $9,000,000              1,200,000      $  9,000,000
Kristul Family LLC                   180,000           1,350,000                138,790         1,040,795
                                 -----------        ------------             ----------     -------------

   Total                           1,380,000         $10,350,000              1,338,790       $10,040,795

      After deducting the offering expenses, the Company realized $7,419,719 net proceeds from the offering. At closing, the Company repaid $1,000,000 in subordinated debt. The Company utilized the balance, $6,419,719 to enter into a new warehouse line of credit to increase its borrowing capacity to fund an additional mortgage volume of mortgage loans. In August, 1998, the Company entered into a warehouse facility with Guaranty Federal Bank, F.S.B. whereby the Company obtained a line of credit of $75,000,000. This line of credit has been subsequently increased to $105,000,000 and the Company has entered into an additional "Gestation" line of credit with Greenwich Capital in the amount of $30,000,000. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

      The following table sets forth certain information regarding the proceeds of the offering:

Gross Proceeds to the Company                                         $9,000,000

Underwriting Discounts and Commissions                                   900,000
Nonaccountable underwriter expense allowance                             180,000
Other expenses                                                           500,281
                                                                    ------------
      Total Expenses                                                   1,580,281
      Net proceeds to the Company                                     $7,419,719

      The net proceeds to the Company set forth above is $62,781 less than that indicated in the Company's prospectus.

      The following table sets forth the high and low sales price, as reported by the American Stock Exchange, of the Company's Common Stock commencing June 24, 1998:

      1998                                               High               Low

Second quarter                                          7.625               6.75
Third quarter                                            8.87              4.125
Fourth quarter                                           5.87              3.375

      As of March 10, 1999, there were approximately 650 shareholders of record of the Company's Common Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      This annual report on Form 10-KSB contains certain "forward-looking statements", including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends", "plans," "should," "seeks to," and similar words. People are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, interest rates, economic conditions, competitive factors, changes in operating costs, and the success of the Company's operating plans.

      The following should be read in connection with the Company's financial statements, related notes and other financial information included elsewhere in this Prospectus.

General

      In May of 1995, the Company expanded its operations to include wholesale mortgage banking in addition to its existing retail mortgage banking. See "Business - The Wholesale Origination Division." The growth of the Company has been driven since that time by the wholesale division.

      The effect of the establishment of the Company's wholesale division has been to place greater demand on the Company's financial resources as well as the requirements for additional personnel.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

      The Company's C corporation tax status pro forma net income increased to $1,050,479 in 1998 from $508,772 in 1997.

      Revenues in 1998 continued to increase from the prior year which is the principal reason for the growth in pro forma net income. Revenues increased to $11,481,200 from $4,481,233 or 156%. The Company was able to respond to general demands for mortgage loans that resulted from lower interest rates throughout 1998.

      Both wholesale and retail production grew strongly in 1998. Wholesale mortgage loan production grew from $387,312,000 in 1997 to $913,780,000 in 1998, an increase of 136%. Retail mortgage loan production grew from $77,768,000 in 1997 to $137,356,000 in 1998, an increase of 76.6%.

      The increased volume of mortgage loans for 1998 aided the Company in obtaining better pricing for the sale of its mortgage loans. The increase in sales from mortgage loans, an increase of 172% in 1998 over 1997, was more than the increase in mortgage loan production volumes, 126.0%. The Company's more favorable pricing in 1998, however, was a somewhat offset in the fourth quarter because diminished liquidity in the industry adversely affected the pricing of sales of mortgage loans.

      The Company's profitability was also affected by increased interest expense and salaries in 1998. Prior to the Company's public offering, the Company had been taxed as an "S" corporation. Consequently the Company's two owners had elected to take no salaries and instead were compensated through earnings of the Company. When the Company's basis for taxation changed to a "C" corporation, both executives began to receive salaries. The Company also added senior executives, to manage the increasing business base.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

      The Company's pro forma net income increased in 1997 to $508,772 from $243,774 in 1996. The increase is principally due to the Company's growth in revenues attributable to its wholesale mortgage loan production. Revenues for the 1997 fiscal year were $3,189,837 compared to revenues of $1,929,084 in fiscal 1996. Wholesale mortgage loan production for 1997 was $387,311,770 compared to $206,613,000 for 1996. The average mortgage loan size for the wholesale operations remained essentially unchanged between 1997 and 1996, $264,196 and $278,079, respectively.

      Although the dominant increase in the Company's revenues is attributable to growing wholesale division, the Company's retail division also contributed to its increase in revenues in 1997 over 1996. Retail mortgage loan production increased to $77,768,000 in 1997 compared to $54,686,000 in 1996, an increase of approximately 42%. The number of loans originated by the retail division increased, however, by approximately 11% reflecting, in management's opinion, increased housing costs in the San Francisco Bay area.

      While revenues grew approximately 65% from 1996 to 1997, expenses grew approximately 53%. The Company benefitted from operational efficiencies relating to the growth of its wholesale division with salaries and benefits, general and administrative expenses and occupancy expenses an aggregate of approximately 49.5%. However, the savings that arose from these efficiencies were reduced because of increased interest costs, which increased to $279,093 in 1997 from $146,860 in 1996, or approximately 90.0% attributable to the Company's larger volume of mortgage loans.

Liquidity and Capital Resources

      The Company's capital resources substantially are provided by its warehouse lenders who fund mortgage loans pending resale of those mortgage loans to investors. In August 1998 the Company entered into warehouse lines of credit which as of March 1, 1999, had $105,000,000 in lending capacity. In addition, the Company had a $30,000,000 gestation line that enables the Company to sell mortgage loans which investors have committed to purchase at a later date. Balance outstanding at December 31, 1998 is $53.6 million.

      The Company engages in hedging activities. The primary function of the hedging is to protect the Company's mortgage position against adverse movements in interest rates and thereby maintain the Company's net profit margins. Protection is accomplished by committing to the forward sale of mortgage loans with either a "best efforts" purchase, that is a purchase whereby the Company commits to use its best efforts to supply a mortgage loan at a specified interest rate, or a mandatory purchase by an investor where the interest rate on the sale is not determined until an investor acquires the mortgage loan. Best efforts transactions transfer the interest rate risk to the investor and therefore require no hedging activity. Mortgage loans scheduled for a mandatory sale, that is those mortgage loans that the Company does not have a commitment to purchase the mortgage loan at a specified rate, are hedged according to the hedging policy. The hedging policy is an analytical framework that accurately and systematically quantifies exposure to interest rate risk. The foundation of the Company's risk analysis for hedged mortgage loans is the Tuttle & Company Risk Management model. The hedge involves the sale of the appropriate quantity of mortgage-backed securities as mortgage loans are committed to by the Company. The Company then purchases the same securities as mortgage loans are sold on a mandatory basis. The risks involved include market risk on the unsold portion of the mortgage loans and the interest rate risk between whole mortgage loan and security pricing.

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

Item 7. Financial Statements.

      The response to this item is submitted as a separate section of this Form 10-KSB. See "Item 13. Exhibits and reports on Form 8-K."

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      See Form 8-K filed on September 15, 1998.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information regarding the Company's directors and executive officers.

      Name                  Age           Position

Joseph Kristul              51            Chief Executive Officer and Treasurer,
                                          Director
Maria Kristul               51            President, Director
Chito F. Schnupp            48            Executive Vice President
Robert W. Bronson           42            Senior Vice President
Ronald W. Kiehn             57            Director of Operations
Eugene Kristul              28            Secretary, Director
Hilary Whitley              50            Director
Robert A. Shuey             44            Director
Robert A. Forrester         54            Director


      Joseph Kristul founded the Company in 1985, has been a director and officer since that time and has been responsible for the Company's overall management since the Company's inception, emphasizing mortgage loan pricing, funding, administration and sales. Beginning in 1995 Mr. Kristul created the Company's wholesale division, developing the Company's base of brokers, which deliver loan product, and implementing systems and controls on the quality of the product delivered by brokers.

      Maria Kristul founded the Company in 1985, has been a director and officer since 1991, and has been responsible for the Company's retail division since the Company's inception. As well as personally originating approximately 60%, in 1998, of the retail division's production, Ms. Kristul oversees the retail division's day to day operations including training and managing that divisions sales and loan processing staff and its quality assurance.

      Chito F. Schnupp joined the Company in February, 1999, and is manager of the Company's loan administration operations. Ms. Schnupp was Vice President of Secondary Marketing from October, 1988, to December, 1995 for Medallion/AccuBank Mortgage. From March, 1996 to March ,1998 she was Vice President of Secondary Marketing for First Franklin Financial Corporation and from March, 1998 through January, 1999 she was Vice President of Operations for Crossland Mortgage.

      Robert W. Bronson joined the Company effective April 1, 1998, and is the Company's Senior Vice President of Secondary Marketing. In 1997 and 1998 Mr. Bronson was an Account Manager for Tuttle & Co., a mortgage hedging consultant. Prior to joining Tuttle & Co., Mr. Bronson was Vice President of Secondary Marketing for WMC Mortgage Corp and that firm's predecessor, Weyerhaeuser Mortgage Company where he was responsible for that firm's trading operations, responsibilities he assumed in 1991. Mr. Bronson joined Weyerhaeuser Mortgage Company in 1986, and prior to assuming responsibilities for that firm's trading operations, Mr. Bronson held a variety of positions in the corporate finance department.

      Ronald W. Kiehn joined the Company in February of 1997 and is responsible for administration of the Company's wholesale loan origination. For approximately one year prior to joining the Company, Mr. Kiehn was a private consultant to the mortgage banking industry emphasizing sales, marketing, secondary marketing, underwriting and due diligence. From June of 1991 through December of 1995, Mr. Kiehn was Vice President of Secondary Marketing for Medallion Mortgage Company, and from 1986 through 1991, Mr. Kiehn held sales and marketing positions as well as secondary marketing and loan administration responsibilities for Mortgage Loans America.

      Eugene Kristul has been engaged in the private practice of law since December 1996. Eugene Kristul became a director in March 1998 and Secretary in 1996. Prior to becoming an attorney, Eugene Kristul was a law student.

      Joseph and Maria Kristul are husband and wife. Eugene Kristul is their son.

      Hilary Whitley became a director of the Company in April of 1998 and is the founder of Financial Capital Resources, Inc., which was formed in 1988 and specializes in client representation principally relating to financial matters within the mortgage banking industry. Prior to founding Financial Capital Resources, Ms. Whitley focused her career of over fifteen years on financial management, eight of which were directly involved with mortgage banking with an emphasis on mergers and acquisitions, business and strategic planning. Ms. Whitley has held the position of Chief Financial Officer for several companies and was previously in public accounting with the predecessor of KPMG Peat Marwick LLP.

      Robert A. Shuey, III, has been a director of the Company since August 1998. Mr. Shuey is Chief Executive Officer of EuroMed, Inc., the parent company of Redstone Securities, Inc. From August 1997 to December 1998 he acted as Managing Director of Capital Markets for Tejas Securities Group, Inc. From September 1996 to July 1997, he acted as Managing Director Corporate Finance for National Securities Corporation; from April 1995 to August 1996, he acted as Managing Director Corporate Finance for LaJolla Securities Corporation; from January 1993 to March 1995 he acted as Managing Director Corporate Finance for Dillon-Gage Securities, Inc. Mr. Shuey is a member of the Board of Directors of EuroMed, Inc., AutoBond Corporation, Westower, Inc. and Bioshield Technologies, Inc.

      Robert A. Forrester became a director of the Company in March, 1999. Mr. Forrester is an attorney and has practiced in his own firm since April 1989. Mr. Forrester is a member of the State Bars of Texas and California.

Committees of the Board of Directors

      The Company's Board of Directors has established an Audit Committee and a Compensation Committee whose members are Ms. Whitley and Mr. Shuey. The duties of the audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results os such review to the entire Board of Directors. The audit Committee also monitors the internal controls of the Company. The duties of the Compensation Committee are to provide a general review of the Company's Compensation and benefit plans to ensure that they meet corporate objectives and to administer or oversee the Company's Stock Option Plan and other benefit plans. In addition, the Compensation Committee reviews the compensation of officers of the Company and the recommendations of the Chief

Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices. Except with respect to the administration of the Stock Option Plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval.

Section 16(a) Beneficial Ownership Reporting Compliance.

      The Company became a reporting Company on June 24, 1998. The initial Form 3's for Joseph Kristul, Maria Kristul, Eugene Kristul, Hilary Whitley, Robert W. Bronson, and Ronald W. Kiehn were filed on September 4, 1998. The initial Form 3 for Robert A. Shuey, who became a director on August 14, 1998, was filed on February 5, 1999.

      On July 1, 1998 and July 27, 1998, the Kristul Family LLC, of which Joseph and Maria Kristul are beneficial owners, sold 50,000 and 88,790 shares, respectively. The sales price per share in these transactions was $7.50 or a total of $1,040,925 and the transactions were reported on September 18, 1998. On December 16, and December 21, 1998, Ms. Whitley purchased 9.900 shares for $4.50 and 1,100 shares for $4.0625, respectively. These purchases were reported on February 5, 1999.

Item 10. Executive Compensation.

      The following table sets forth the compensation paid to the Company's Chief Executive Officer and the only other executive officer who earned more than $100,000 in 1998 (the "Named Executive Officers") for services rendered to the Company in all capacities for the fiscal years ended December 31, 1998.

Summary Compensation Table

Name and                                                 Annual Compensation            All Other
Principal Position             Fiscal Year           Salary              Bonus        Compensation
------------------             -----------           ------              -----        ------------
Joseph Kristul (1)                  1998            $166,667            57,661            $389,605
Chief Executive Officer             1997             $12,000               -              $256,536

Maria Kristul (1)                   1998            $296,887               -              $389,605
President                           1997             $12,000               -              $256,537

Ron Kiehn(2)                        1998            $113,639               -                -
Vice President
----------------

         (1) All Other Compensation represent distributions made to Joseph and Maria Kristul in connection with the Company's status as an S corporation.
         (2) In 1998 the Company granted to Mr. Kiehn the right to acquire 15,000 shares of Common Stock of which Mr. Kiehn presently has the right to acquire 6,000 of such shares. The exercise price is $7.50 and the option expires in 2008.

Employment Agreements

      The Company has employment agreements with five people, Joseph Kristul, Maria Kristul, Robert W. Bronson, Ronald W. Kiehn and Chito Schnupp. Joseph and Maria Kristul's agreements end December 31, 1999 and may be renewed for an additional one year term. Beginning May 1, 1998, Mr. Kristul will receive a salary of $250,000 per year with an bonus equal to 10% of the Company's pretax profits up to a maximum bonus of $150,000. Beginning January 1, 1999, Maria Kristul will receive an annual salary of $300,000.

      Ms. Schnupp's agreement's term ends on December 31, 1999. The agreement calls for a base salary of $132,000 per year, plus a signing bonus of $33,000. Ms Schnupp has been awarded options to acquire 15,000 shares for $7.50 under the Company's stock option plan.

      Mr. Bronson's agreement's term ends on March 31, 1999 and may be renewed for an additional one year term. In addition to a signing bonus of $5,000, Mr. Bronson's agreement calls for an annual salary of $100,000 plus a bonus of $50,000 provided the Company's trading operations and the increase in margins, as defined, result in an increased profit of $1,000,000.

      Mr. Kiehn's agreement's term ends on May 1, 1999 and may be renewed for an additional one year term. Mr. Kiehn's base salary is $92,000 per year plus $250 per month car expenses.

      Each of the above employment agreements provide that the executive is entitled to benefits that the Company's Board of Directors or its Compensation Committee may determine. In defined circumstances, the agreements also provide severance payments of up to two times the executive's annual base salary upon termination and immediate vesting of any stock options.

Stock Option Plan

      The 1998 Stock Option Plan (the "Stock Option Plan") provides for the grant to employees, officers, directors, and consultants to the Company or any parent, subsidiary or affiliate of the Company of up to 300,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination, or reclassification of shares. The Stock Option Plan will terminate in 2008. The Stock Option Plan provides for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options at the discretion of the Board of Directors or a committee of the Board of Directors (the "Committee"). The exercise price of any option will not be less than the fair market value of the shares at the time the option is granted. The options granted are exercisable within the times or upon the events determined by the Board or Committee set forth in the grant, but no option is exercisable beyond ten years from the date of the grant. The Board of Directors or Committee administering the Stock Option Plan will determine whether each option is to be an ISO or non-qualified stock option, the number of shares, the exercise price, the period during which the option may be exercised, and any other terms and conditions of the option. The holder of an option may pay the option price in (1) cash, (2) check, (3) other mature shares of the Company, (4) any combination of the foregoing methods of payment, or (5) other consideration or method of payment for the issuance of shares as may be permitted under applicable law. The options are nontransferable except by will or by the laws of descent and distribution. Upon dissolution, liquidation, merger, sale of stock or sale of substantially all assets, outstanding options, notwithstanding the terms of the grant, will become exercisable in full at least 10 days prior to the transaction. The Stock Option Plan is subject to amendment or termination at any time and from time to time, subject to certain limitations.

      The plan is administered by the Compensation Committee of the Board of Directors.

      In April of 1998 the Company agreed to grant options for 15,000 shares each to Messrs. Bronson, and Kiehn, exercisable at the initial public offering price of $7.50. Furthermore, the Company has granted to Ms. Schnupp options to acquire 15,000 shares at $7.50. Ms. Kristul has been granted options to acquire 30,000 shares of Common Stock plus an additional 20,000 shares of Common Stock if the Company's San Francisco retail division produces $150,000,000 in mortgage loans in 1999. For each additional $10,000,000 in mortgage loan production from the San Francisco retail division above $150,000,000, the Company will grant Ms. Kristul options to acquire an additional 5,000 shares. The exercise price of each of these options if $7.50 per share.

      The following sets forth certain information regarding compensation of directors paid for services in 1998 and those appointed to serve as directors other than named executive officers:

                                                                                                Number of
                                 Annual                     Consulting                         Securities
                                Retainer         Meeting    Fees/Other      Number of          Underlying
       Name                       Fees            Fees         Fees          Shares              Options
Eugene Kristul                                                   22,000
Hilary Whitley                                   7,000          120,461      18,750               60,000(1)
Robert A. Shuey                                  7,000                                            60,000(1)
Robert A. Forrester                                             121,264      12,500               60,000(1)



(1) The exercise price of all such options is $7.50. Of the 60,000 shares of Common Stock indicated for each of Ms. Whitley and Messrs. Shuey and Forrester, 40,000 are exercisable upon a change of control in the Company.

      Non-employee directors of the Company receive $1,000 per month for each month the director served. The director also receives $500 per meeting attended and related travel expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership as of March 15, 1999, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock and by each Selling Shareholder, (b) each director of the Company, (c) each Named Executive Officer, and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

     Name and Address of                    Number of                    Percent
      Beneficial Owner                     Shares Owned                   Owned

Kristul Family LLC(1)(2)                     2,329,960                     60.8
401 Taraval Street
San Francisco, CA 94116

Joseph Kristul(1)(2)                         2,340,060                     61.1
401 Taraval Street
San Francisco, CA 94116

Maria Kristul(1)(2)(3)                       2,370,060                     61.9
401 Taraval Street
San Francisco, CA 94116

Eugene Kristul(4)                               20,000                      0.5
401 Taraval Street
San Francisco, CA 94116

Hilary Whitley(4)                               57,900                      1.5
5445 Mariner
Suite 107
Tampa FL 33609

Robert A. Shuey(4)                              20,100                      0.5
8214 Westchester
Suite 500
Dallas, TX 75225

Robert A. Forrester(4)                          32,500                      0.8
1215 Executive Drive West
Suite 102
Richardson, TX 75081

Ronald W. Kiehn(5)                               6,000                      0.2

All Executive Officers  and
 Directors as a group (11 persons)(3)(4)(5)  2,528,360                     66.0%

-------------------
         (1) Joseph Kristul is a managing member of the Kristul Family LLC and the beneficial owner of 42.5% of the shares held by the Kristul Family LLC and is jointly with Maria Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.

         (2) Maria Kristul is a managing member of the Kristul Family LLC and the beneficial owner of 42.5% of the shares held by the Kristul Family LLC and is jointly with Joseph Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.

         (3) Includes 30,000 shares that Mrs. Kristul has the right to acquire for $7.50 per share pursuant to the Stock Option Plan.

         (4) Includes 20,000 shares of Common Stock Ms. Whitley and Messrs. Shuey, Eugene Kristul and Forrester each have the right to acquire pursuant to a non-qualified option.

         (5) Includes 6,000 shares Mr. Kiehn has the right to acquire pursuant to the Company's Stock Option Plan and 21,000 shares executive officers and directors have the right to acquire as a group pursuant to the Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

      Joseph and Maria Kristul each personally guaranteed the Company's warehouse lines of credit with Warehouse Lending Corporation of America and PNC Mortgage Bank, National Association. After the close of the Company's public offering in June, 1998, the Company entered into a new warehouse line of credit with Guaranty Federal Savings Bank, F.S.B. Thereafter the Company did not renew the previous agreements, and the Kristuls no longer guaranty any of the Company's indebtedness.

      In 1997 and 1996, certain of the Company's certificates of deposit were pledged to Wells Fargo Bank, N.A., for the personal indebtedness of Joseph and Maria Kristul. In March 1998, Wells Fargo released this security interest.

      In March 1998, the Company entered into a subordinated debt agreement with InSouth Bank under which all of the Company's stock at the time, or 2,468,750 shares, was pledged to secure the indebtedness of $1,000,000. Upon completion of the Company's public offering the subordinated debt was repaid and the Kristul's pledge and personal guarantees released.

      The Company has agreed to indemnify Joseph and Maria Kristul for taxes owing by the Company for which Joseph and Maria Kristul are obligated upon the termination of the Company's status as an S corporation.

      Eugene Kristul receives a monthly retainer of $2,000 for legal services rendered to the Company.

      For the year ended December 31, 1997, the Company paid to Financial Capital Resources, Inc., an affiliate of Ms. Whitley's, $5,600 for consulting services. In connection with consulting services rendered to the Company in 1998 by Financial Capital Resources, Inc., the Company paid to Financial Capital Resources, Inc. $120,461 and issued 18,750 shares of Common Stock in connection with services rendered for the Company's initial public offering.

      Effective December 31, 1997, the Company entered into a promissory note payable to the Company by Joseph and Maria Kristul which matured March 31, 1998 bearing interest at 6.5% per annum. This note has been repaid as of March 31, 1998.

      In 1998 the Company issued to Mr. Forrester 12,500 shares of Common Stock in connection with services rendered for the Company's initial public offering and paid Mr. Forrester $121,264 in connection with legal services rendered to the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Financial Statements

     The following financial statements are included herewith:

                                                                   Page
                                                                   ----

     Independent Auditors' Report                                     1
     Balance Sheets                                                   2
     Statements of Income                                             3
     Statements of Shareholders' Equity                               4
     Statements of Cash Flows                                         5
     Notes to Financial Statements                                    6

     Report of Independent Certified Public Accountants

(b)  Reports on Form 8-K

     None

(c)  Exhibits

Exhibit 1.1 Form of Underwriting Agreement. (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 1.2 Form of Underwriters' Warrant Agreement (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 3.1 Restated Articles of Incorporation (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 3.2 Bylaws (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.1 Employment Agreement of Joseph Kristul (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.2 Employment Agreement of Maria Kristul (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.3 Employment Agreement of Robert W. Bronson (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.4 Employment Agreement of Matt Heidari (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.5 Employment of Ronald W. Kiehn (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.6 1998 Stock Option Plan (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.7 Agreement between the Registrant and Warehouse Lending Corporation of America (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.8 Agreement between the Registrant and PNC Mortgage Bank, National Association (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 10.9 Letter agreement between the Company and Financial Capital Resources (Incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 333-50657)

Exhibit 27.1              Financial Data Schedule

INDEPENDENT AUDITORS' REPORT


The Board of Directors
of Transnational Financial Corporation

We have audited the accompanying balance sheet of Transnational Financial Corporation as of December 31, 1998, and the related statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Transnational Financial Corporation for the year ended December 31, 1997 were audited by other auditors whose report, dated June 4, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

San Francisco, California
March 23, 1999

TRANSNATIONAL FINANCIAL CORPORATION

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                                               1998                1997

Cash                                                                            $      990,115     $       482,558
Certificates of deposit                                                                      -             272,298
Mortgage loans held for sale                                                        62,540,846          50,288,714
Accrued interest receivable                                                             45,524             181,763
Notes receivable                                                                       135,819             135,819
Notes receivable, shareholders                                                               -             250,000
Investment in real estate                                                              195,308             199,944
Property and equipment                                                                 271,441             103,267
Other assets                                                                           287,342              61,420
                                                                                --------------     ---------------


TOTAL ASSETS                                                                    $   64,466,395     $    51,975,783
                                                                                ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Warehouse notes payable                                                         $   53,587,740     $    50,154,791
Accrued interest payable                                                               462,487             202,118
Real estate mortgage                                                                   143,975             146,755
Accounts payable and accrued expenses                                                1,026,378             133,480
Distributions payable to S Corporation shareholders                                     65,742                   -
                                                                                --------------     ---------------

TOTAL LIABILITIES                                                               $   55,286,322     $    50,637,144
                                                                                --------------     ---------------

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 2,000,000 shares
   authorized; no shares issued or outstanding                                               -                   -
Common stock, no par value; 10,000,000 shares
   authorized; 3,700,000 and 2,468,750 shares issued and
   outstanding at December 31, 1998 and 1997, respectively                           8,453,059           1,002,090
 Retained earnings                                                                     727,014             336,549
                                                                                --------------     ---------------

TOTAL SHAREHOLDERS' EQUITY                                                           9,180,073           1,338,639
                                                                                --------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   64,466,395     $    51,975,783
                                                                                ==============     ===============


See accompanying notes to financial statements.

TRANSNATIONAL FINANCIAL CORPORATION

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                     1998                1997
REVENUE:
Gain on sale of mortgage loans                                                  $    6,097,762      $    2,230,309
Production income                                                                    1,534,525             943,182
Interest income                                                                      3,830,839           1,291,396
Other                                                                                   18,074              16,346
                                                                                --------------        ------------

Total revenue                                                                       11,481,200           4,481,233
                                                                                --------------      --------------

EXPENSES:
   Interest expense                                                                  4,268,931           1,570,489
   Salaries and benefits                                                             3,539,838           1,262,790
   General and administrative                                                        1,717,027             674,962
   Occupancy                                                                           213,576             125,020
                                                                                --------------      --------------

Total expenses                                                                       9,739,372           3,633,261
                                                                                --------------      --------------

INCOME BEFORE INCOME TAXES                                                           1,741,828             847,972

INCOME TAX EXPENSE                                                                     572,153              13,000
                                                                                --------------      --------------

NET INCOME                                                                      $    1,169,675      $      834,972
                                                                                ==============      ==============

NET INCOME PER SHARE:
   Basic and diluted                                                                     $0.37               $0.33

PRO FORMA (unaudited)
   Historical income before income taxes                                        $    1,741,828      $      847,972
   Pro forma income tax expense                                                        691,349             339,200
                                                                                --------------      --------------
   Pro forma net income                                                              1,050,479             508,772
                                                                                ==============      ==============


PRO FORMA EARNINGS PER SHARE (unaudited)
   Basic and diluted                                                                     $0.34               $0.20


See accompanying notes to financial statements.

TRANSNATIONAL FINANCIAL CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                    Common Stock         Retained
                                               Shares       Amount       Earnings         Total
BALANCE, December 31, 1996                   2,468,750  $   1,002,090  $      14,650   $1,016,740

Distributions to previous S
      Corporation shareholders                                              (513,073)    (513,073)

Net income                                                                   834,972      834,972
                                             ---------      ---------       --------    ---------

BALANCE, December 31, 1997                   2,468,750      1,002,090        336,549    1,338,639

Issuance of stock through initial
      public offering                        1,200,000      7,419,719                   7,419,719

Issuance of stock for services
      performed                                 31,250         31,250                      31,250

Distributions to previous S
      Corporation shareholders                                              (779,210)    (779,210)

Net income                                                                 1,169,675    1,169,675
                                             ---------      ---------       --------    ---------


BALANCE, December 31, 1998                   3,700,000  $   8,453,059  $     727,014   $9,180,073
                                             =========  =============  =============   ==========




See accompanying notes to financial statements.

TRANSNATIONAL FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                     1998                1997
Cash flows from operating activities:
   Net income                                                              $        1,169,675  $           834,972
Adjustments to reconcile net income to net cash used for
   operating activities:
      Gain on sale of mortgage loans                                               (6,097,762)          (2,230,309)
      Provision for loan losses                                                      (122,238)                   -
      Depreciation and amortization                                                    41,344               14,851
      Mortgage loans originated for sale                                         (913,780,221)        (387,311,774)
      Proceeds from sales of mortgage loans                                       907,923,676          358,864,030
      Net effect of changes in:
        Deferred loan fees                                                           (175,587)            (115,000)
        Accrued interest receivable                                                   136,239             (152,110)
        Other assets                                                                 (225,922)               2,344
        Deferred taxes payable                                                        134,184                    -
        Accounts payable and accrued expenses                                         758,714               23,537
        Accrued interest payable                                                      260,369              158,769
                                                                              ----------------     ---------------

Net cash used by operating activities                                              (9,977,529)         (29,910,690)
                                                                              ----------------     ---------------


Cash flows from investing activities:
   Purchase of property and equipment                                                (204,882)             (29,930)
                                                                              ----------------     ---------------

Net cash used by investing activities                                                (204,882)             (29,930)
                                                                              -----------------    ----------------


Cash flows from financing activities:
   Borrowings on warehouse note payable                                            953,513,302         399,152,597
   Payments on warehouse note payable                                             (950,080,353)       (368,442,507)
   Net proceeds from issuance of common stock                                        7,450,969                   -
   Distribution to S Corporation shareholders                                         (713,468)           (513,073)
   Issuance of note receivable, shareholders                                                 -            (250,000)
   Receipt of note receivable, shareholders                                            250,000                   -
   Real estate mortgage loan payments                                                   (2,780)             (2,608)
   Borrowings on note payable, subordinated                                          1,000,000                   -
   Payment of note payable, subordinated                                            (1,000,000)                  -
                                                                              ----------------     ---------------

Net cash provided by financing activities                                           10,417,670          29,944,409
                                                                              ----------------     ---------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                              235,259               3,789

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           754,856             751,067
                                                                              ----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $        990,115     $       754,856
                                                                               ===============      ==============

Cash paid during the year for:
   Interest                                                                   $      3,887,139     $     1,411,720
   Income taxes                                                               $        191,819     $        14,396

Supplemental Schedule of Noncash Investing and Financing Activities:
   Distribution to S Corporation shareholders declared but unpaid                $      65,742

See accompanying notes to financial statements.

TRANSNATIONAL FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.       DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Nature of Operations - Transnational Financial Corporation (the "Company") conducts real estate mortgage banking activities through three wholesale branches and one retail branch located in Northern and Southern California. The Company's revenues are derived primarily from the origination and sale of conforming and non-conforming residential real estate loans for placement in the secondary market.

         General - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the mortgage banking industry. The Company follows the accrual method of accounting.

         On March 17, 1998 the Company's Board of Directors amended the Company's Articles of Incorporation to authorize up to 10,000,000 shares of common stock and up to 2,000,000 shares of preferred stock and approved a 2,468.75 for 1 common stock split. All Common shares and per share amounts in the accompanying financial statements have been adjusted to give effect to the stock split. However, the accompanying financial statements do not reflect the termination of Transnational Financial Corporation's S corporation status until the termination date, April 30, 1998.

         Public Offering - On June 24, 1998, the Company sold 1,200,000 shares of its common stock for net proceeds of $7,419,719.

         The more significant accounting and reporting policies are discussed below.

         Cash and Cash Equivalents - Cash and cash equivalents consist of amounts on deposit with major financial institutions and certificates of deposit with a maturity of three months or less at date of purchase.

         Certificates of Deposit - Certificates of deposit held by the Company generally mature within 180 days. Certificates of deposit totaling $272,298 were pledged as collateral for obligations of the shareholders at December 31, 1997. As of December 31, 1998, the Company did not hold any certificates of deposit.

         Mortgage Loans Held for Sale - All mortgage loans originated are intended for sale in the secondary market and are carried at the lower of cost or estimated market value, as determined by quoted market prices, in aggregate. All loans are sold servicing released. The real property of the borrower is pledged as collateral for mortgage loans.

         Loan origination fees and certain direct origination costs are deferred and amortized into income over the period the loan is held by the Company (generally less than 45 days). Fees representing reimbursement for the costs of specific services performed by third parties, such as appraisals and credit reports, are recognized when the services have been performed. Loan placement fees are recognized when all significant services have been performed.

         Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loan sold, net of commitment fees paid. The Company reflects the value paid for servicing rights released in net gain from sales of mortgage loans.


         Property and Equipment - Property and equipment is stated at cost and is depreciated using straight line depreciation for books over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the term of the respective lease.


         Production Income - Production income consists of fees paid to the Company by borrowers for the preparation, documentation and underwriting of loans. These fees and related lending transaction costs are deferred until the related loan is sold. Upon sale of the loan, the deferred fees net of costs are recognized as production income, and deferred costs are recognized in the applicable expense classifications.

         Income Taxes - The Company was a Subchapter S corporation through April 30, 1998 and therefore was not subject to Federal income tax. Distributions were periodically made to cover the Federal and state tax liability of the shareholders. The California Revenue and Taxation Code also levies a corporate tax of 1.5% on taxable income for which a provision has been provided. The Subchapter S corporation status was terminated on April 30, 1998 and the Company became a C corporation for tax purposes. The Company applies an asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         Off-Balance-Sheet Financial Instruments - The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the real estate mortgage financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, financial futures and forward delivery commitments to sell mortgage-backed securities. These instruments involve, to varying degrees, elements of credit, and interest-rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments. Such financial instruments are accounted for using settlement accounting and are recorded in the financial statements when they are funded or settled. All derivative financial instruments are held or issued for purposes other than trading.

             Commitments to extend credit

             In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor. Generally, as interest rates increase, the market value of the loan commitment goes down. The opposite effect takes place when interest rates decrease. As described below, the Company uses a combination of financial futures and forward delivery commitments to manage this risk. Hedging of the market risk is most successful when these instruments are matched, resulting in the market values of the financial futures and forward delivery commitments moving in an inverse relationship with the market value changes of the Company's loan commitments. Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Company's underwriting standards. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee to the Company. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those commitments. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for substantially all loans, and normally consists of real property. The Company's experience has been that substantially all loan commitments are completed or terminated by the borrower within three months. The Company funds these commitments from operating capital and through short-term borrowings on various warehouse lines of credit. Sale of loans to permanent investors provides additional liquidity to the Company.

             Financial futures
             Mortgage Backed Securities futures contracts are entered into by the Company as hedges against exposure to interest-rate risk and are not for speculation purposes. Changes in the market value of futures contracts are deferred while the contracts are open and subsequently recognized in income or expense after the contract closes and the related assets or liabilities are sold.

             Forward delivery commitments
             The Company uses mandatory forward sale delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments and certain mortgage loans held for sale. Gains or losses incurred in completing these commitments offset corresponding gains and losses in the items hedged, and are deferred and recognized in the statement of income when the contract is closed and the related assets are sold. Credit risk on these instruments arise when the Company's position in these securities becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counterparty to the agreement. To manage this risk, the Company only enters into these agreements with major, well-known financial institutions.


         The Company contracts with a hedge management firm to carry out their hedge strategy and to account for these off-balance sheet financial instruments. A market position consisting of financial futures and forward delivery commitments has been established with characteristics that are designed to offset the market risks, which exist with certain mortgage loans held for sale and commitments to extend credit.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts on the balance sheets and disclosure of contingent assets and liabilities at December 31, 1998 and 1997, and the statements of income for the years then ended. Actual results could differ significantly from those estimates.

         Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for transactions for which goods or services are consideration for stock-based awards to non-employees based upon the fair value of the goods or services received or the fair value of the stock options awarded, whichever is more reliably measurable. In Note 10, the Company presents the required pro forma disclosures of the effect of stock-based compensation on net income and net income per share using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

         Comprehensive Income - On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes net income and other comprehensive income. The Company does not have any sources of other comprehensive income for the years ended December 31, 1998 or 1997.

         Disclosures About Segments of an Enterprise - On January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The adoption of this Statement did not impact the Company's consolidated financial position, results of operations or cash flows. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities and reports its operations on the basis of a single business segment.

         New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements.

         Reclassifications - Certain amounts in the 1997 financial statements have been reclassified to conform with the current presentation.

2.       PRO FORMA INFORMATION

         The objective of the unaudited pro forma information on the accompanying statements of income is to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes prior to May 1, 1998, the effective date of the Company's conversion to a corporation.

3.       MORTGAGE LOANS HELD FOR SALE


         The cost of mortgage loans held for sale is the outstanding principal balance of the mortgage loan decreased by fees or discounts collected and increased by fees and discounts paid, and certain direct costs. Fees and costs incurred net of discounts collected are deferred and recognized as adjustments to gain or loss when the related loan is sold.


                                                                                   December 31,

                                                                            1998                  1997
                                                                            ----                  ----
             Mortgage loans                                            $  62,231,336         $  50,154,791
             Deferred fees, net of costs                                     309,510               133,923
                                                                       -------------         -------------
                                                                       $  62,540,846         $  50,288,714
                                                                       =============         =============



         Substantially all mortgage loans held for sale are pledged as collateral against the Company's warehouse line of credit. The lenders release the collateral at the time a mortgage loan is sold and payment is received.


4.       NOTES RECEIVABLE

         Notes receivable represent unsecured principal advances to individuals, at fixed interest rates of 6% and 8%, principal and interest are due in full in 2000. The advances were issued with an original maturity of five years. Notes receivable includes principal amounts due from employees of $35,819. Accrued interest related to these notes totaled $45,524 and $41,763 at December 31, 1998 and 1997, respectively.

5.       NOTE RECEIVABLE, SHAREHOLDERS

         On December 31, 1997, the Company entered into a promissory note agreement with its shareholders. The $250,000 note was unsecured, bearing interest at an annual rate of 6.5% and due on or before March 31, 1998. The note was paid in full during March 1998.

6.       INVESTMENT IN REAL ESTATE

         Investment in real estate consists of a residence in Santa Rosa, California. The real estate was contributed to the Company during 1995 by the shareholders of the S Corporation and is subject to a mortgage assumed by the Company. The real estate is recorded at the property's estimated market value at the date of contribution. Accumulated depreciation on the real estate totaled $17,192 and $12,556 at December 31, 1998 and 1997, respectively. The property is not currently listed for sale and is being rented on a monthly basis. The mortgage is due on November 30, 2019 bearing interest at the 11th District cost of funds index plus 2.45% (7.33 % at December 31, 1998) and interest adjusts on a monthly basis.

7.            PREMISES AND EQUIPMENT

         Major classifications of premises and equipment at December 31 are summarized as follows:

                                                                          1998              1997

         Furniture, fixtures and equipment                             $  326,442         $153,387
         Leasehold improvements                                            40,130            8,303
                                                                       ----------       -----------
                                                                          366,572          161,387

         Accumulated depreciation and amortization                        (95,131)         (58,423)
                                                                       ----------       ----------

                                                                       $  271,441       $  103,267
                                                                       ==========       ==========

         Building and equipment rental expense was approximately $237,364 for the year ended December 31, 1998 and $125,020 for the year ended December 31, 1997. Depreciation and amortization expense was $36,708 and $10,215 for the years ended December 31, 1998 and 1997, respectively.


8.       WAREHOUSE NOTES PAYABLE

         The Company maintains a revolving warehouse line of credit, primarily to fund mortgage loan originations. Advances are made on the warehouse line for specific properties, which are pledged as collateral. Interest accrues monthly on the warehouse line and is due at settlement when the underlying loans are sold. All advances are expected to be repaid within one year. At December 31, 1998, $53,587,740 is outstanding under this line. The line includes $105 million revolving credit facility with Guaranty Federal Bank, and an additional $30 million gestation facility. Interest on outstanding advances is LIBOR + 1.5% (6.618 % at December 31, 1998) for the revolving credit facility and LIBOR + 1.375% (6.493 % at December 31, 1998) for gestation facility. The credit facility expires August 9, 1999.


         The Company also has a whole loan Purchase and Sales Agreement (Gestation Repurchase Line) with Greenwich Capital for $30 million. Interest on gestation loans is at LIBOR + 1% (6.118% at December 31,
         1998) with an available balance of $1,781,050.

         The Company must comply with covenants provided in its credit agreements, including restrictions on the payment of dividends (25% of net income), maintenance of certain financial ratios, maintaining minimum amounts of tangible net worth ($8,000,000) and other conditions. As of December 31, 1998, the company is in compliance with all covenants.

9.       CREDIT FACILITIES

         Subordinated Debt - In order to obtain additional capital, the Company obtained a $1,000,000 short-term note from a bank, subordinated to warehouse lenders. The note bore interest at the Prime Rate plus 2%, and was due and paid in full on the closing of an initial public offering of Company stock (June 24, 1998).


         Loan Participation and Custodian Agreement - During January through September 1998, the Company entered into a loan participation and custodian agreement with a bank to fund the origination and sale of mortgage loans. Under the terms of the agreement, the bank purchased from the Company a 100% loan participation interest and the related firm purchase commitment obtained from permanent investors. The Company replaced this facility with the warehouse note facilities described in
         Note 8.

 10.     STOCK BASED COMPENSATION

         On April 20, 1998, the Company's Board of Directors approved the 1998 Stock Compensation Plan (the "1998 Plan"), which permits the granting of options to employees, officers and directors of the Company and non-employees. As of December 31, 1998, a total of 255,000 shares of common stock were reserved for future grants of options under the 1998 Plan. No options shall be granted under the plan after April 2008. Vesting of the options is established at the compensation committee's discretion for each grant. Options granted to employees during 1998 have a life of 5 years, beginning after the completion of 12 months service and vest at 20% per year. All other options granted during 1998 vest immediately and have a contractual life of 10 years.

         A summary of stock options follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                                     Options        Exercise Price
           Outstanding at December 31, 1997                                                 -

              Options Granted                                                         105,000            7.50
                                                                                  -----------

           Outstanding at December 31, 1998                                           105,000
                                                                                  ===========


         Information about stock options outstanding at December 31, 1998 is summarized as follows:

                                                                     Weighted                          Weighted
                                                                      Average                           Average
                                                    Average          Exercise                          Exercise
               Range of                            Remaining         Price of                          Price of
               Exercises            Options       Contractual         Options          Options          Options
                Prices            Outstanding    Life (Years)       Outstanding      Exercisable      Exercisable

                  7.50              105,000           7.8              7.50            69,000            7.50

         The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan for grants to employees. The company applies SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123) for grants to non-employees. Under the intrinsic value method no compensation cost has been recognized for its stock option grants. SFAS No. 123, requires disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation. Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below.

                                                                                1998              1997
         Net income:
           As reported                                                       $1,169,675          $834,972
           Pro forma                                                         $1,011,725          $834,972

         Basic net income per common share:
           As reported                                                            $0.37            $0.33
           Pro forma                                                              $0.32            $0.33

         Diluted net income per common:
           As reported                                                            $0.37            $0.33
           Pro forma                                                              $0.32            $0.33


         The fair value of the stock options granted during 1998 is estimated as $157,950 on the date of grant using a binomial option-pricing model with the following assumptions: $0.375 annual dividend, volatility of 21.89%, risk-free interest rate of 5.4%, assumed forfeiture rate of zero, and an expected life of six years. The weighted average fair value per share of options granted in 1998 was $1.50.

11.      INCOME TAXES

         The company was a subchapter S Corporation through April 30, 1998 and therefore was not subject to federal income tax. As of May 1, 1998, the company became a corporation for tax purposes. The provision for income taxes for the years ended December 31, was as follows:

                                                                       1998
           Currently payable:
              Federal                                             $   331,580
              State                                                   106,389
                                                                  -----------
           Total                                                      437,969

           Deferred taxes (benefit):
              Federal                                                 (89,870)
              State                                                   (44,314)
           Total                                                     (134,184)
                                                                  -----------
           Total                                                  $   572,153
                                                                  ===========

         The effective federal tax rate for the years ended December 31, differs from the statutory tax rate as follows:
                                                                        1998

           Federal income tax at statutory rates                        34.0%
           State income taxes, net of federal
              income tax benefit                                         5.4
           S Corporation income                                         (6.8)
           Other                                                         0.3
                                                                       -----

         Total                                                          32.9%

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability at December 31 are as follows:

                                                                        1998

           Deferred tax assets:
           State taxes                                              $   49,121
                                                                    ----------

           Deferred tax liabilities:
           Fixed asset basis difference                                (27,147)
         Deferred loan costs                                          (138,784)
           Prepaid rent                                                (12,102)
           Other                                                        (5,272)

           Total deferred tax liabilities                             (183,305)

           Net deferred tax liability                                 (134,184)

12.      CAPITAL STOCK

         On March 17, 1998, the Company's Board of Directors amended the Company's Articles of Incorporation to authorize up to 10,000,000 shares of Common Stock and approved a 2,468.75 for 1 common stock split, of the Company's outstanding Common Stock. All common shares and per share amounts in the accompanying financial statements have been adjusted to give effect to the stock split. In addition, the Company's Board of Directors amended the Company's Articles of Incorporation to authorize up to 2,000,000 shares of Preferred Stock. On May 1, 1998, two individuals were granted, in total, 31,250 shares of Common Stock for services rendered in connection with the Initial Public Offering of the Company's stock.

13.      NET INCOME PER SHARE

         Basic net income per share is based on net income after dividends and on the weighted average common shares outstanding. Diluted net income is computed based on the weighted average number of common shares outstanding adjusted for the common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 1998 and 1997 in accordance with SFAS No. 128. For the years ended December 31, 1998 and 1997, the effect of including outstanding options in the calculation of diluted earnings per share would be antidilutive. As a result, the effect of those outstanding options has not been included in the calculations.

                                                                                1998               1997
         Calculation of Basic Net Income Per Share
         Numerator - net income                                            $  1,169,675        $   834,972
         Denominator - weighted average common
            shares outstanding                                                3,124,658          2,500,000
                                                                           ------------        -----------

         Basic net income per share                                               $0.37              $0.33
                                                                                  =====              =====

         Calculation of Diluted Net Income Per Share
         Numerator - net income                                            $  1,169,675        $   834,972
         Denominator:
            Weighted average common shares outstanding                        3,124,658          2,500,000
            Dilutive effect of outstanding options                                    -                  -
                                                                           ------------        -----------
                                                                              3,124,658          2,500,000
                                                                           ------------        -----------

         Diluted net income per share                                             $0.37              $0.33
                                                                                  =====              =====

14.      FINANCIAL INSTRUMENTS

         The Company's mortgage banking activities consist of the origination and sale of mortgage loans for placement in the secondary market. The Company enters into commitments to extend credit, forward delivery contracts to sell mortgage-backed securities and forward delivery commitments for the sale of whole loans in the normal course of business to manage interest rate risks. Deferred gains on open positions of mortgage-backed securities delivered under the forward sales contracts approximated $42,930, and offset losses in the Company's loan commitments to borrowers.


         The following disclosure of the estimated fair value of financial instruments at December 31, 1998 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies could significantly affect the estimates.

                                                              1998                               1997
                                                              ----                               ----

                                                  Carrying           Fair             Carrying            Fair
                                                    Value            Value              Value             Value
         Financial Assets:

           Cash                                $   1,065,349    $   1,065,349     $     482,558    $     482,558
           Certificates of deposit                         -                -           272,298          272,298
           Mortgage loans held for sale           62,499,178       62,800,000        50,288,714       50,700,000
           Notes receivable                          135,819          124,888           135,819          110,000
           Notes receivable, shareholders                  -                -           250,000          250,000

         Financial Liabilities:

           Warehouse notes payable                53,587,740       53,587,740        50,154,791       50,154,791
           Real estate mortgage                      143,973          143,973           146,755          146,755


         Off-Balance-Sheet Instruments:

           Commitments to extend credit                         $     141,228                      $     300,000
           Financial futures                                                -                            (65,000)
           Forward delivery commitments                                42,930                              5,000


         The notional amount of the Company's commitments to extend credit at fixed interest rates were approximately $39,000,000 and $52,000,000 at December 31, 1998 and 1997. The Company also made commitments to deliver $44,000,000 and $25,500,000 in loans and in mortgage based securities to various investors, all at fixed interest rates as of December 31, 1998 and 1997.

         The fair values presented above represent the Company's best estimate of fair value using the methodologies discussed below:

         Cash and equivalents and certificate of deposit - Due to the relatively short period of time between the origination of theses instruments and their expected realization, the carrying amount is estimated to approximate market value.

         Mortgage loans held for sale - Fair values for mortgage loans covered by investor commitments are based on commitment prices. Fair values for uncommitted loans are based on management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for differences in loan characteristics. Management's determination of fair value includes consideration of commitment prices which clearly represent market conditions at the balance sheet date and market prices and yields sought by the Company's permanent investors, or other public market quotations for long-term mortgage loan rates.


         Notes receivable and note receivable, shareholder- The fair value of notes receivable is estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers.


         Financial Liabilities - The fair value of financial liabilities is believed to approximate the carrying amount because the terms of the debt are similar to terms currently offered by lenders, or the interest rates are variable base on current market rates.


         Off-Balance-Sheet Instruments - The fair value of off-balance-sheet instruments is determined by management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for related mandatory forward commitments and risks associated with borrowers ability to complete their commitments. The Company also employs pricing models and various other techniques to determine the fair value of their forward delivery and futures contracts.



15.      SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

         Substantially all of the Company's business activity is with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements.

         Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. The Company has not been required to repurchase any loans sold during the years ended December 31, 1998 and 1997.

         The Company has a concentration of credit risk with respect to cash deposited with commercial banks in excess of federally insured limits.

16.      COMMITMENTS AND CONTINGENCIES


         Operating Leases - The Company has entered into various operating lease agreements for the rental of office space. The following represents aggregate future minimum lease payments under these agreements:


         Year ending December 31,


              1999                                                 $  286,923
              2000                                                    264,018
              2001                                                    143,298
              2002                                                    121,770
              2003                                                     91,328
                                                                   ----------

              Total                                                $  907,337
                                                                   ==========


         Litigation - The Company is involved in legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings can not be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Transnational Financial Corporation


We have audited the accompanying balance sheet of Transnational Financial Corporation as of December 31, 1997 and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Transnational Financial Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                              /s/ MOSS ADAMS LLP

San Francisco, California
June 4, 1998

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Transnational Financial Corporation





      /s/ Joseph Kristul
      ---------------------------------
      Joseph Kristul, Chief Executive Officer and Principal Financial Officer



      Date: March 30, 1999



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joseph Kristul                             Director           March 30, 1999
--------------------------------------
Joseph Kristul



/s/ Maria Kristul                              Director           March 30, 1999
--------------------------------------
Maria Kristul



/s/ Eugene Kristul                             Director           March 30, 1999
--------------------------------------
Eugene Kristul



/s/ Hilary Whitley                             Director           March 30, 1999
--------------------------------------
Hilary Whitley



                                               Director           March 29, 1999
--------------------------------------
Robert A. Shuey



/s/ Robert A. Forrester                        Director           March 29, 1999
--------------------------------------
Robert A. Forrester