Form 10QSB
period 1999-03-31
TRANSNATIONAL FINANCIAL CORP
filed 1999-05-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                       Transnational Financial Corporation
        (Exact name of small business issuer as specified in its charter)

       California                                           94-2964195
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

401 Taraval Street, San Francisco, CA                         94116
(Address of principal executive offices)                    (Zip Code)

                                 (415) 242-7800
                         (Registrant's telephone number)

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

                       TRANSNATIONAL FINANCIAL CORPORATION

                                 MARCH 31, 1999

                                    UNAUDITED



                       TABLE OF CONTENTS                             PAGE NUMBER

PART 1     ITEM 1      FINANCIAL INFORMATION

                       Condensed Balance Sheets as of March 31, 1999
                       And December 31, 1998                               3

                       Condensed Statements of Income
                       For the Three Months Ended March 31, 1999
                       And 1998                                            4

                       Condensed Statements of Cash Flows for the
                       Three Months Ended March 31, 1999 and 1998          5

                       Notes to Condensed Financial Statements             6

           ITEM 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9

PART II    OTHER INFORMATION                                              12

                       TRANSNATIONAL FINANCIAL CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                        March 31,         December 31,
                                                                                           1999               1998
                                                                                       (unaudited)
ASSETS
             Cash and cash equivalents                                               $   1 ,183,983    $       990,115
             Mortgage loans held for sale, pledged (net of allowance for
               loan losses: March 31, 1999, $7,500; December 31, 1998, $0)               29,766,868         62,540,846
             Accrued interest receivable                                                     45,379             45,524
             Notes receivable                                                               135,819            135,819
             Real estate held for investment, net                                           194,149            195,308
             Property and equipment, net                                                    400,337            271,441
             Other assets                                                                   311,124            287,342
                                                                                     ----------------- ----------------

TOTAL ASSETS                                                                         $   32,037,659    $    64,466,395
                                                                                     ================= ================


LIABILITIES AND STOCKHOLDERS' EQUITY
            Warehouse notes payable                                                  $   21,524,243    $    53,587,740
            Accrued interest payable                                                        260,023            462,487
            Real estate mortgage                                                            142,906            143,975
            Accounts payable and accrued liabilities                                        638,452          1,026,378
            Distributions payable to "S" corporation stockholders                                 0             65,742
                                                                                     ----------------- ----------------

TOTAL LIABILITIES                                                                    $   22,565,624    $    55,286,322
                                                                                     ================= ================


STOCKHOLDERS' EQUITY
            Preferred stock, no par value: 2,000,000 shares
               authorized, no shares issued or outstanding                           $            0    $             0

            Common stock, no par value: 10,000,000 shares authorized:
               3,700,000 and 2,500,000 shares issued and outstanding as of
               March 31, 1999 and December 31, 1998,respectively                          8,453,059          8,453,059
            Retained earnings                                                             1,018,976            727,014
                                                                                     ----------------- ----------------

TOTAL STOCKHOLDERS' EQUITY                                                           $    9,472,035    $     9,180,073
                                                                                     ================= ================


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  32,037,659     $    64,466,395
                                                                                     ================= ================


                  See accompanying notes to condensed financial
                                  statements.

                       TRANSNATIONAL FINANCIAL CORPORATION

                         CONDENSED STATEMENTS OF INCOME

                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                      For the Three
                                                                                      Months Ended
                                                                                        March 31,
                                                                            ----------------------------------

INCOME                                                                            1999             1998
                                                                                  ----             ----
                Net gain from sales of mortgage loans                       $    1,717,427    $       753,013
                Interest income                                                  1,029,531            636,758
                Production income                                                  692,296            522,468
                Other                                                                9,855              5,526
                                                                            ----------------- ----------------

                                                                            $    3,449,109    $     1,917,765
                                                                            ----------------- ----------------

EXPENSES

                Interest expense                                            $    1,000,158    $       785,506
                Salaries and benefits                                            1,431,075            513,473
                General and administrative                                         422,893            313,084
                Office occupancy                                                    91,601             39,041
                                                                            ----------------- ----------------

                                                                            $    2,945,727    $     1,651,104
                                                                            ----------------- ----------------

INCOME BEFORE INCOME TAXES                                                  $      503,382    $       266,661


INCOME TAXES                                                                       211,420              4,000
                                                                            ----------------- ----------------

NET INCOME                                                                  $      291,962    $       262,661
                                                                            ================= ================


EARNINGS PER SHARE
                Basic                                                       $          .08
                Diluted                                                     $          .08

WEIGHTED AVERAGE SHARES OUTSTANDING
                Basic                                                            3,700,000
                Diluted                                                          3,700,000

PRO FORMA
                Historical income before income taxes                                         $       266,661
                Pro forma income taxes                                                                105,064
                                                                                              ----------------

                PRO FORMA NET INCOME                                                          $       161,597
                                                                                              ================


PRO FORMA EARNINGS PER SHARE
                Basic                                                                         $           .06
                Diluted                                                                       $           .06


PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING
                Basic                                                                               2,468,750
                Diluted                                                                             2,468,750


            See accompanying notes to condensed financial statements

                       TRANSNATIONAL FINANCIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                          ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                             For the Three
                                                                                             Months Ended
                                                                                               March 31,
                                                                                         1999            1998
                                                                                    --------------- ----------------
Cash flows from operating activities:
            Net income                                                              $      291,962  $      262,661
            Adjustments to reconcile net income to net cash provided
            by operating activities:
                  Gain on sale mortgage loans                                           (1,727,402)       (753,013)
                  Provision for loan losses                                                 (7,500)              0
                  Depreciation and amortization                                             25,678           8,180
                  Mortgage loans originated for sale                                  (269,810,903)   (166,206,276)
                  Proceeds from sales of mortgage loans                                304,202,129     180,267,068
                  Net effect of changes in:
                       Net deferred loan fees                                              117,654         (34,077)
                       Accrued interest receivable                                             145          13,663
                       Other assets                                                        (23,782)       (115,430)
                       Accounts payable and accrued liabilities                           (387,926)         46,688
                       Accrued interest payable                                           (202,464)        (50,618)
                                                                                    --------------- ----------------

            Net cash provided by operating activities                                   32,477,591      13,438,846
                                                                                    --------------- ----------------

Cash flows from investing activities:
            Proceeds from sales and maturities of certificates of deposit                        0           5,589
            Purchases of property and equipment                                           (153,415)        (13,804)
                                                                                    --------------- ----------------

            Net cash used by investing activities                                         (153,415)         (8,215)
                                                                                    --------------- ----------------

Net cash flows from financing activities:
            Borrowings on warehouse notes payable                                      265,273,574     162,882,150
            Payments on warehouse notes payable                                       (297,337,071)   (176,255,263)
            Payments on distributions payable to S corporation stockholders                (65,742)       (139,661)
            Borrowings on note payable, subordinated                                             0       1,000,000
            Receipt of note receivable, stockholders                                             0         250,000
            Payments on real estate mortgage                                                (1,069)           (663)
                                                                                    --------------- ----------------

            Net cash used by financing activities                                      (32,130,308)    (12,263,437)
                                                                                    --------------- ----------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  193,868       1,167,194
                                                                                    --------------- ----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               990,115         482,558
                                                                                    --------------- ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    1,183,983  $    1,649,752
                                                                                    =============== ================

Cash paid During the Period for:
            Interest paid                                                           $    1,202,602  $      834,541
                                                                                    =============== ================
            Income taxes paid                                                       $      340,746  $            0
                                                                                    =============== ================

            See accompanying notes to condensed financial statements

                       TRANSNATIONAL FINANCIAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                   (Unaudited)


NOTE 1 The accompanying financial statements of Transnational Financial Corporation (the "Company") are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations.

                             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 The results of operations of the Company for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 On June 24, 1998, the Company completed an initial public offering of its common stock, which became listed on the American Stock Exchange under the symbol TFN. $1,200,000 shares were sold for net proceeds of $7,419,719

NOTE 4 On April 30, 1998, the Company changed its corporate charter from an "S" Corporation to that of a "C" Corporation for taxation purposes.

                             During the first four months of 1998, the Company distributed Subchapter "S" earnings in the form of cash dividends to its existing stockholders of $493,180. On April 30, 1998, the termination date of the subchapter "S" election, the Company's stockholders equity contained dividends of $286,028 to which existing shareholders, as of April 30, were entitled to the distribution. These dividends were distributed during the remainder of 1998, except for $65,742 which was distributed in 1999.

NOTE 5                       Pro Forma Information

                             Income Taxes - Effective April 30, 1998, the
                             Company terminated its S corporation status and became a C corporation for tax purposes. The Company is now subject to federal and state income taxes and recognizes deferred taxes in accordance with Statement of Financial Accounting Standards
                             (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. For information purposes, the statements of income includes an unaudited pro forma income tax provision on income before income taxes for financial reporting purposes using federal and state rates that would have resulted if the Company had filed corporation tax returns during the period in which the Company was an S corporation.

                             Earnings Per Share - Pro forma earnings per share is computed by dividing pro forma net income by the pro forma number of shares of common stock outstanding during the respective period.

NOTE 6                       Net Income Per Share

                             Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding adjusted for the common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1999 and 1998, the effect of including outstanding options in the calculation of diluted earnings per share would be antidilutive. As a result, the effect of those outstanding options has not been included in the calculations.

                                                                                              For the Three
                                                                                               Months Ended
                                                                                                 March 31,
                                                                                           1999           1998
                                                                                                      (pro forma)
                                 Calculation of Basic Net Income Per Share:
                                 Numerator - net income                                  $  291,962    $  161,597
                                 Denominator - weighted average common
                                    shares outstanding                                    3,700,000     2,500,000
                                                                                         ----------    ----------

                                 Basic net income per share                                 $0.08          $0.06
                                                                                            =====          =====

                                 Calculation of Diluted Net Income Per Share:
                                 Numerator - net income                                  $  291,262    $  161,597
                                 Denominator:
                                    Weighted average common shares outstanding            3,700,000     2,500,000
                                    Dilutive effect of outstanding options                     -             -
                                                                                         ----------    ----------
                                                                                          3,700,000     2,500,000

                                 Diluted net income per share                               $0.08          $0.06
                                                                                            =====          =====


NOTE 7                       Recently Issued Accounting Pronouncements

                             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements.

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

                Forward-Looking Information

                The Management's Discussion and Analysis of Financial Condition and Results of Operations and of the Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general economic and market conditions and growth rates.

GENERAL

                Transnational Financial Corporation ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties in the San Francisco Bay area and Southern California. The Company sells all of its mortgage loans and the related servicing rights in the secondary market. Since May 1995, the Company's growth has been focused and driven by the wholesale loan division. The wholesale division's mortgage loan volume increased to $269,810,903 for the first three months of 1999 compared to $166,206,276 for the same three month period of 1998. The retail division's volume was approximately $27,053,889 for the first three months of 1999, compared to volume of $28,328,830 for the first three months of 1998. Overall, the Company's loan volume grew by 53% for the first three months of 1999 compared to the first three months of 1998.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

                The Company's pretax income increased during the first quarter of 1999 to $503,382 from pretax income of $266,661 in the first quarter of 1998, an increase of 89%. Gross revenues grew as mortgage loan production for the company grew 53% during the first quarter of 1999 as compared to the first quarter of 1998. Gross revenues for the first quarter for 1999 were $3,449,109 compared to the first quarter of 1998 of $1,917,765 or an increase of 80%.

                Expenses in the first quarter of 1999 were 85% of revenues and were 86% of revenues in the first quarter of 1998. As a result of better interest rates on warehouse lines of credit, during the quarter ended March 1999, the Company realized an excess of interest income over interest expense of $29,373. During the quarter ended March 1998, interest expense exceeded interest income by $121,748. Interest expense as a percentage of gross revenues was 29% for the first quarter of 1999 compared to 41% for the first quarter of 1998. The Company pays interest to its warehouse lender from the time that the mortgage loan is closed until the mortgage loan is sold to an investor. During the same time period, the Company receives interest income on the funded mortgage loan. During the first quarter of 1999, the Company had a net interest income because the interest rate charged on its warehouse line of credit was less than the note rate on the mortgage to which the Company is entitled to receive from the time the loan is funded until sold to an investor.

                While gross revenues increased 80% in the first quarter of 1999 compared to the first quarter of 1998, salaries and employee benefits increased by 179% and office occupancy expenses grew by 135%. Much of these increases are due to the Company's expansion by the hiring of additional senior management. However, the Company's Chief Executive Officer and President were compensated through S corporation stockholder draws in the earlier period and were paid salaries in the 1999 quarter, and the increase would have been 147% without the compensation of the Chief Executive Officer and President. The Company also occupied new space in the fall of 1998 resulting in an increase of 135% in the period ended March 1999 when compared to the period ended March 1998. In September 1998 the Company occupied new office space for additional staff to handle the increase in loan volume. General and administrative expenses grew 35% because of obligations of being a publicly held entity as well as some increased marketing expenses.

                It is the belief of management of the Company, the results of operations for the quarter ending June 30, 1999 will fall short of expectations set forth by the analyst following the Company. Management believes that the entire industry is experiencing a slowdown in loan applications. In addition, the Company will incur costs setting up offices in Phoenix and Houston and operating expenses associated with the development of new E-Commerce technology, all of which will adversely impact the Company's financial performance by reducing gross margins, increasing operating expenses and resulting in a decrease in net income for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

                On June 24, 1998 the Company successfully completed an Initial Public Offering adding net proceeds of $7,419,719 to its stockholders' equity to provide the capital infusion necessary to facilitate additional growth of the wholesale division as well as to lower the Company's overall cost of borrowing.

                As a result of the public offering, during the third quarter of 1998, the Company began the use of new warehouse lines of credit with the execution of a facility syndicated with several banks providing up to $105 million and agented by Guaranty Federal Bank of Dallas. In addition, the Company has been able to secure a Whole Loan Purchase and Sales Agreement ("Gestation Repo Line") with Greenwich Capital for $30 million and as additional Whole Loan Purchases and Sales Agreement ("Gestation Repo Line") with Gateway Bank for $50 million. These new credit facilities have begun to reduce the Company's interest expense beginning in the third month of the third quarter of 1998 due to its borrowings now being based on LIBOR plus 1.50% for the warehouse line and LIBOR plus 1% on the Gestation Repo Lines, both of which have reduced interest expense.

YEAR 2000

                The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. If the Company or other entities not affiliated with the Company do not address this issue successfully, the Company's business could be materially affected. Accordingly, the Company has completed a review of its internal computer systems and believes that its operations will not be adversely affected by Year 200 software failures.

                The Company depends upon the effective operations of the financial institutions with which the Company deals as well as of the United States financial system as administered by the United States Federal Reserve Board. To the extent that these institutions fail to have software that effectively deals with the Year 2000 issue, the Company's business could lose materially and be adversely affected. Similarly, the Company has extensive dealings with mortgage brokers that submit mortgage loans to the Company. The Company is in the process of determining whether financial institutions, mortgage brokers or others will be adversely affected by computer software that fails to execute correctly after January 1, 2000, and the consequences of those possible failures on the Company. The Company does not believe that the cost to complete this inquiry and rectify any problems uncovered will exceed $5,000.

                           PART 11 - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Index
                  Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K: None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Transnational Financial Corporation

May 12, 1999                            /s/  Joseph Kristul
                                        ---------------------------------------
                                        Joseph Kristul, Chief Executive Officer
                                         and Principal Financial Officer