Form 10QSB
period 1999-06-30
TRANSNATIONAL FINANCIAL CORP
filed 1999-08-16
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc
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

                      Transnational Financial Corporation
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,279,310

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JUNE 30, 1999

                                    UNAUDITED



                               TABLE OF CONTENTS                     PAGE NUMBER

PART 1  ITEM 1      FINANCIAL INFORMATION

                    Condensed Balance Sheet as of June 30, 1999
                    And December 31, 1998                                    2

                    Condensed Statement of Operations
                    For the Three and Six Months
                    Ended June 30, 1999 and 1998                             3

                    Statement of Cash Flows for the
                    Three Months Ended June 30, 1999 and 1998                4

                    Notes to Condensed Financial Statements                  5

        ITEM 2      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            8

PART II OTHER INFORMATION                                                   12

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                                         June 30,        December 31,
                                                                                           1999             1998
                                                                                     ----------------- ----------------
                                                                                       (unaudited)
ASSETS
             Cash and cash equivalents                                               $       500,309   $       990,115
             Mortgage loans held for sale, pledged (net of allowance for
               loan losses: June 30, 1999, $42,500; December 31, 1998, $0)                14,248,823        62,540,846
             Accrued interest receivable                                                      48,513            45,524
             Notes receivable                                                                135,819           135,819
             Real estate held for investment, net                                            192,989           195,308
             Property and equipment, net                                                     480,298           271,441
             Other assets                                                                    657,842           287,342
                                                                                     ----------------- ----------------

TOTAL ASSETS                                                                         $    16,264,593   $    64,466,395
                                                                                     ================= ================


LIABILITIES AND STOCKHOLDERS' EQUITY
            Warehouse notes payable                                                  $     6,432,923   $    53,587,740
            Accrued interest payable                                                         159,159           462,487
            Real estate mortgage                                                             142,041           143,975
            Accounts payable and accrued liabilities                                         328,963         1,026,378
            Distributions payable to "S" corporation stockholders                                  0            65,742
                                                                                     ----------------- ----------------

TOTAL LIABILITIES                                                                    $     7,063,086   $    55,286,322
                                                                                     ================= ================


STOCKHOLDERS' EQUITY
            Preferred stock, no par value: 2,000,000 shares
               authorized, no shares issued or outstanding                           $             0   $             0
            Common stock, no par value: 10,000,000 shares
               authorized: 3,700,000 shares issued and outstanding,                        8,453,059         8,453,059
            Retained earnings                                                                748,448           727,014
                                                                                     ----------------- ----------------

TOTAL STOCKHOLDERS' EQUITY                                                           $     9,201,507    $    9,180,073
                                                                                     ================= ================


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    16,264,593     $  64,466,395
                                                                                     ================= ================


            See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                For the Three                   For the Six
                                                                Months Ended                   Months Ended
                                                                  June 30,                       June 30,
                                                        ------------------------------ ------------------------------
                                                             1999           1998            1999           1998
                                                             ----           ----            ----           ----
    INCOME

                Net gain from sales of mortgage loans     $  1,013,571    $ 1,126,844     $ 2,730,998    $ 1,879,857
                Interest Income                                483,216        823,558       1,512,747      1,460,316
                Production Income                              415,814        820,770       1,108,110      1,343,238
                Other                                           (2,145)         3,946           7,710          9,472
                                                        --------------- -------------- --------------- --------------
                                                          $  1,910,456    $ 2,775,118     $ 5,359,565    $ 4,692,883
                                                        --------------- -------------- --------------- --------------


   EXPENSES
                Interest Expense                         $     349,073   $  1,135,876     $ 1,349,231    $ 1,921,382
                Salaries and Benefits                        1,378,108        775,234       2,809,183      1,288,707
                General and Administrative                     555,809        431,223         978,702        744,306
                Office Occupancy                                94,427         48,212         186,028         87,254
                                                        --------------- -------------- --------------- --------------
                                                          $  2,377,417    $ 2,390,545     $ 5,323,144    $ 4,041,649
                                                        --------------- -------------- --------------- --------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES                                         $(    466,961)   $   384,573   $      36,421   $    651,234

PROVISION (BENEFIT) FOR INCOME TAXES                      (    196,433)        75,610          14,987         79,610

                                                        --------------- -------------- --------------- --------------
NET INCOME (LOSS)                                        $(    270,528)   $   308,963   $      21,434    $   571,624
                                                        =============== ============== =============== ==============

EARNINGS (LOSS) PER SHARE
                Basic                                    $(        .07)   $       .12   $         .01    $       .22
                Diluted                                  $(        .07)   $       .12   $         .01    $       .22

WEIGHTED AVERAGE SHARES OUTSTANDING
                Basic                                        3,700,000      2,592,308       3,700,000      2,546,409
                Diluted                                      3,700,000      2,592,308       3,700,000      2,546,409

PRO FORMA
                Historical income before taxes on income                  $   384,573                     $  651,234
                Pro forma provision for income taxes                          153,829                        260,494

                                                        --------------- -------------- --------------- --------------
PRO FORMA NET INCOME                                                      $   230,744                     $  390,740
                                                        =============== ============== =============== ==============

PRO FORMA EARNINGS PER SHARE
                Basic                                                     $       .09                     $      .15
                Diluted                                                   $       .09                     $      .15

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING
                Basic                                                       2,592,308                      2,546,409
                Diluted                                                     2,592,308                      2,546,409


            See accompanying notes to condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                          ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                               For the Six
                                                                                              Months Ended
                                                                                                June 30,
                                                                                          1999            1998
                                                                                     --------------- ----------------
Cash flows from operating activities:
            Net income                                                               $       21,434  $      571,624
            Adjustments to reconcile net income to net cash provided
            by operating activities:
                  Gain on sale mortgage loans                                            (2,755,973)     (1,879,857)
                  Provision for loan losses                                                 (42,500)              0
                  Depreciation and amortization                                              54,943          16,391
                  Mortgage loans originated for sale                                   (455,000,613)   (384,195,839)
                  Proceeds from sales of mortgage loans                                 505,966,813     404,838,565
                  Net effect of changes in:
                       Net deferred loan fees                                               124,296         685,641
                       Accrued interest receivable                                           (2,989)         41,496
                       Other assets                                                        (370,499)         (5,833)
                       Accounts payable and accrued liabilities                            (697,416)        269,278
                       Accrued interest payable                                            (303,328)       ( 88,118)
                                                                                     --------------- ----------------

            Net cash provided by operating activities                                    46,994,168      20,253,348
                                                                                     --------------- ----------------

Cash flows from investing activities:
            Proceeds from sales and maturities of certificates of deposit                         0           1,774
            Purchase of property and  equipment                                            (261,481)        (34,973)
                                                                                     --------------- ----------------
            Net cash used by investing activities                                          (261,481)        (33,199)
                                                                                     --------------- ----------------

Net cash flows from financing activities:
            Borrowings on warehouse notes payable                                       444,939,897     407,983,307
            Payments on warehouse notes payable                                        (492,094,714)   (427,734,026)
            Net proceeds from issuance of common stock                                            0       7,618,336
            Payments on distribution payable to "S" corporation stockholders                (65,742)       (493,180)
            Borrowings on note payable, subordinated                                              0        1,000,000
            Receipt of note receivable, stockholders                                              0          250,000
            Payments on real estate mortgage                                                 (1,934)          (1,345)
            Payment of note payable, subordinated                                                 0       (1,000,000)
                                                                                     --------------- ----------------

            Net cash used by financing activities                                    $ (47,222,493)  $  (12,376,908)
                                                                                     --------------- ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (489,806)       7,843,241
                                                                                     --------------- ----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             990,115          482,558
                                                                                     --------------- ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     500,309   $    8,325,799
                                                                                     =============== ================

CASH PAID DURING THE PERIOD FOR
            Interest paid                                                            $   1,652,559   $    2,009,499
                                                                                     =============== ================

            Income taxes paid                                                        $     515,016   $            0
                                                                                     =============== ================


            See accompanying notes to condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

                                   (Unaudited)


NOTE 1 The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations.

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 The results of operations of the Company for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 On June 24, 1998, the Company completed an initial public offering of its common stock, which became listed on the American Stock Exchange under the symbol TFN. 1,200,000 shares were sold for net proceeds of $7,419,719.

NOTE 4 On April 30, 1998, the Company changed its corporate charter from an "S" Corporation to that of a "C" Corporation for taxation purposes.

                    During the first four months of 1998, the Company distributed Subchapter "S" earnings in the form of cash dividends to its existing stockholders of $493,180. On April 30, 1998, the termination date of the subchapter "S" election, the Company's stockholders' equity contained dividends of $286,028 to which existing shareholders, as of April 30, were entitled. These dividends were paid during the remainder of 1998, except for $65,742 which was paid in 1999.

NOTE 5              Pro Forma Information

                    Income Taxes - Effective April 30, 1998, the Company terminated its S corporation status and became a C corporation for tax purposes. The Company is now subject to federal and state income taxes and recognizes deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. For information purposes, the condensed statements of operations include an unaudited pro forma income tax provision on income before income taxes for financial reporting purposes using federal and state rates that would have resulted if the Company had filed corporation tax returns during the period in which the Company was an S corporation.

                    Earnings (Loss) Per Share - Pro forma earnings (loss) per share is computed by dividing pro forma net income (loss) by the pro forma number of shares of common stock outstanding during the respective period.


NOTE 6              Net Income (Loss) Per Share

                    Basic net (loss) income per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted for the common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted net income (loss) per share for the six months ended June 30, 1999 and 1998. For the six months ended June 30, 1999 and 1998, the effect of including outstanding options in the calculation of diluted earnings (loss) per share would be antidilutive. As a result, the effect of those outstanding options has not been included in the calculations.

                                                                       For the Three              For the Six
                                                                        Months Ended              Months Ended
                                                                          June 30                   June 30
                                                         1999         1998          1999         1998
                                                                  (pro forma)                (pro forma)
                                                     ------------ ------------ ------------- -----------
Calculation of Basic Net Income (Loss) Per Share:
 Numerator - net income (loss)                        $ (270,528) $    230,744  $     21,434 $   390,740
 Denominator -
  Weighted average common shares outstanding           3,700,000     2,592,308     3,700,000   2,546,409
                                                     -----------   -----------   -----------   ---------


Basic net income (loss) per share                     $    (0.07) $       0.09  $       0.01 $      0.15
                                                         =======         =====         =====       =====

Calculation of Diluted Net Income (Loss) Per Share:
Numerator - net income (loss)                         $ (270,528) $    230,744  $     21,434  $  390,740

Denominator -
Weighted average common shares outstanding             3,700,000     2,592,308     3,700,000   2,546,409
                                                     -----------   -----------   ----------- -----------

Dilutive effect of outstanding options                         -             -             -           -
Diluted net income (loss) per share                   $    (0.07) $       0.09  $       0.01  $     0.15
                                                         =======         =====         =====       =====

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

NOTE 8              Subsequent Event

                    On July 29, 1999, the Company acquired all of the issued and outstanding stock of LRS, Inc., a Silicon Valley based mortgage banking Company. Under the terms of the agreement, the Company paid $3.6 million consisting of $1.5 million in cash and 579,310 shares of Common Stock valued at $2.1 million. In addition, the Company may pay the former stockholders of LRS, Inc. an aggregate of $3.2 million based on the subsequent profitability of LRS, Inc. In 1998 LRS, Inc. produced more than $1.0 billion in conforming mortgage loans.

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

GENERAL

               Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties in the San Francisco Bay area and Southern California. During the second quarter of 1999, the Company opened additional loan production offices in Houston, Texas and Phoenix, Arizona.

               The Company's results of operations is strongly affected by interest rates. Throughout 1998 interest rates on 30 year treasuries declined and have increased thus far throughout 1999. In January, 1998, interest rates on 30 year treasuries were approximately 5.85% and at the end of 1998 were approximately 5.1% after reaching a low of about 4.7% in October 1998. From approximately 5.1% in January 1999, interest rates on 30 year treasuries increased to approximately 6.0% at the end of June 1999, reaching almost 6.2% earlier that month.

               Yields on mortgage loans closely parallel yields on treasury securities, and increasing interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans. The Company saw its volume of mortgage loans generally increase throughout 1998, reaching a peak in February 1999, with mortgage loan production averaging $98,954,931 in the first quarter of 1999. The Company's volume of mortgage loans dropped thereafter, averaging $68,762,547 per month in the second quarter of 1999.

               Since May 1995, the Company's growth has been focused and driven by the wholesale loan division. The following table sets forth the Company's mortgage loan production for the first two quarters of 1999 and 1998:

                                                  Mortgage Loan Volume
                                                          for
                                                     Six Months of
                                                1999                                         1998
                            First Quarter  Second Quarter       TOTAL     First Quarter   Second Quarter      TOTAL
               Wholesale     $269,810,903   $185,189,710   $455,000,613    $166,206,275   $217,989,563 $384,195,838
               Retail          27,053,889     21,097,932     48,151,821      28,328,830     28,711,820   57,040,650
                             -------------  -------------  -------------   -------------  --------------------------

               TOTAL         $296,864,792   $206,287,642   $503,152,434    $194,535,105   $246,701,383 $441,236,488


               Overall, the Company's mortgage loan volume grew by 14.0% for the first six months of 1999 when compared to the first six months of 1998 with wholesale mortgage loan production increasing by 18.4% and retail mortgage loan production decreasing by 15.6%. However, total mortgage loan production declined in the second quarter of 1999 when compared to the second quarter of 1998 by 16.4%, with both wholesale and retail mortgage loan production declining in the 1999 three month period, wholesale mortgage loan production by 15.0% and retail mortgage loan production by 26.5%.

               The Company has taken steps to increase wholesale mortgage loan production with the opening of new offices in Houston, Texas and Phoenix, Arizona, both of which will contribute production beginning in the third quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

               For the six month period ended June 30, 1999, the Company had net income of $21,434 compared to pro forma net income of $390,740 for the same period in 1998. While the growth in revenues in 1999 generally match the increase in mortgage loan production, the results for the six month period hide the declines in revenues that occurred in the second quarter of 1999. (See "Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.") The overall increase in revenues for the six months ended June 30, 1998, when compared to the same period in 1998, are more than offset by increased expenses the Company incurred in the 1999 period.

               Net gain on the sale of mortgage loans in the 1999 period increased 45.3%. While mortgage loan production grew by 14.0%, the increase in net gain on sale can be partially attributable to more effective sales to investors and management of risk between the funding of a mortgage loan by the Company and its eventual sale.

               Production income declined by 17.5% in the 1999 period when compared to the 1998 period. Production income is primarily derived from loan fees from both wholesale and retail production.

               Interest income is derived from payments received on mortgage loans during the period prior to the mortgage loan being sold by the Company. Interest expense is incurred under the Company's warehouse line of credit when the Company is required to borrow to fund mortgage loans. During the 1998 period, the cost of borrowing exceeded the interest received by the Company on the mortgage loans funded by the Company resulting in a net interest expense of $461,066. In the 1999 period, the Company's borrowing costs were much lower resulting in net interest income of $163,516. The borrowing costs were lower because the Company entered into a new warehouse line of credit in August 1998 that had a lower interest rate than the previous warehouse line of credit.

               The increase in office occupancy costs of 113.2% is due to the Company moving its San Francisco office to new office space in September, 1998, to handle the increase in loan volume and during the month of May, 1999 opening new loan production offices in Houston and Phoenix.

               Although revenues were up 14.2%, expenses increased 31.8%. Excluding interest expense, expenses increased 87.4% with occupancy expenses increasing 113.2%, general and administrative expenses increasing 31.5% and salaries and benefits increasing 118.0%. These increased expenses reflect the Company's building of corporate infrastructure to support a larger business, although some of the increase in salaries and benefits reflects compensation to the Company's Chief Executive Officer and President who were compensated in the first part of 1998 through dividends when the Company was an S corporation. Some of the increase in salaries and benefits also reflects the Company's hiring of senior management. Expenses incurred in the second quarter of 1999 such as increased advertising expense, expenses relating to opening the Phoenix and Houston offices and expenses relating to software development for mortgage loan production to occur on the internet further increased general and administrative expenses in the first half of 1999 when compared to the first half of 1998.

               The Company is planning for mortgage loan volume to increase from the present levels. These increases, if not the result of interest rate declines, are anticipated to come through the opening of additional offices and through acquisitions.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

               The Company incurred a loss of $270,528 for the three months ended June 30, 1999 compared to pro forma net income of $230,744 for the three months ended June 30, 1998. Revenues declined 31.0% in the 1999 period when compared to the 1998 period with mortgage loan production declining 16.4%. The net gain on sale of mortgage loans declined in the later period by 10.1%, and production income declined 49.3%.

               Net interest income and expense was more favorable in the second quarter of 1999 than the second quarter of 1998. In the second quarter of 1998, the Company incurred net interest expense of $312,318 compared to net interest income in the second quarter of 1999 of $134,143. The favorable result in 1999 reflects not only the lower cost of borrowing discussed above but a smaller portion of the mortgage loans funded by the Company coming from the warehouse line of credit as opposed to the Company's own funds.

               The expense trends discussed above are reflected in results for the second quarter of 1999. Excluding interest expense, expenses increased 61.7% with office occupancy increasing 95.9%, general and administrative expense increasing 28.9% and salaries and benefits increasing 77.8%. Most of the increase in general and administrative expenses relate to expenses of being publicly held, expenses of increased advertising for the Company's retail operations and expenses attributable to establishing the Phoenix and Houston offices as well as expenses associated with the Company's development of electronic commerce technology.

LIQUIDITY AND CAPITAL RESOURCES

               On June 24, 1998 the Company successfully completed an Initial Public Offering adding net proceeds of $7,419,719 to its stockholders' equity to provide the capital infusion necessary to facilitate additional growth of the wholesale division as well as to lower the Company's overall cost of borrowing.

               As a result of the public offering, during the third quarter of 1998, the Company began the use of new warehouse lines of credit with the execution of a facility syndicated with several banks providing up to $105 million and agented by Guaranty Federal Bank of Dallas. In addition, the Company has been able to secure a Whole Loan Purchase and Sales Agreement ("Gestation Repo Line") with Greenwich Capital for $30 million and as additional Whole Loan Purchases and Sales Agreement ("Gestation Repo Line") with Gateway Bank for $50 million. These new credit facilities have begun to reduce the Company's interest expense beginning in the third month of the third quarter of 1998 due to its borrowings now being based on LIBOR plus 1.50% for the warehouse line and LIBOR plus 1% on the Gestation Repo lines, both of which have reduced interest expense compared to the Company's warehouse line in the first half of 1998 which charged LIBOR plus 2.75%.

YEAR 2000

               The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company's internal computer operations are run on IBM compatible person computers running recently released standard software certified as complying with Y2K standards or recently purchased software, similarly certified. The Company does not use minicomputers or mainframes using software developed several years ago. The focus of the Company's software purchases has been on the implementation of systems necessary to support the Company's growth, making certain that additional software purchases or developed internally comply with Year 2000 issues. Accordingly, the Company believes that there is little risk that its computers or software will fail after December 31 of this year and the Company has not adopted contingency plans based on its assessment of those risks. Since the Year 2000 issue has been addressed in the context of expansion of the Company's business, the Company has not identified separately costs associated with compliance with of Y2K issues.

               In addition to the Company's internal computer systems, the Company depends upon the effective operations of the financial institutions with which the Company deals as well as of the United States financial system as administered by the United States Federal Reserve Board. The Company has representations from the institutions with which it deals that the Year 2000 does not pose a risk to those institution's operations.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS OF VOTE TO SECURITY HOLDERS

     On May 12, 1999, the registrant held its annual meeting of shareholders. At that meeting, directors were re-elected, the name of the corporation was changed, the number of shares authorized under the registrant's incentive stock plan were increased from 300,000 to 500,000 and the appointment of Deloitte & Touche LLP as the registrant's independent auditors was ratified. The results of the voting was as follows:

     Directors:

                Name               FOR             AGAINST
         Joseph Kristul         3,275,425          198,360
         Maria Kristul          3,275,425          198,360
         Eugene Kristul         3,275,425          198,360
         Hilary Whitley         3,275,425          198,360
         Robert A. Shuey        3,275,425          198,360
         Robert A. Forrester    3,275,425          198,360

     Increase in the number of shares authorized under the 1998 Incentive Stock Option Plan:

                                   FOR             AGAINST              ABSTAIN
                                2,476,431          256,100               4,800

     Change the name of the Corporation to Transnational Financial Network,
     Inc.:

                                   FOR             AGAINST              ABSTAIN
                                3,476,485            4,200               2,100

     Ratification of Deloitte & Touche LLP as independent auditors:

                                   FOR             AGAINST              ABSTAIN
                                3,472,425            1,260                 100

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Transnational Financial Corporation



August 16, 1999                     /s/ Joseph Kristul
                                    --------------------------------------------
                                    Joseph Kristul, Chief Executive Officer
                                    And Principal Financial Officer