Form 10QSB
period 1999-09-30
TRANSNATIONAL FINANCIAL CORP
filed 1999-11-15
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                           For the quarterly period ended September 30, 1999

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JUNE 30, 1999

                                    UNAUDITED




                              TABLE OF CONTENTS

PART 1    ITEM 1    TABLE OF CONTENTS                                PAGE NUMBER


                    Condensed Consolidated Balances Sheet as of
                    September 30, 1999 and December 31, 1998                  2

                    Condensed Consolidated Statement of Operations
                    for the Three and Nine Months
                    Ended September 30, 1999 and 1998                         3

                    Statement of Condensed Consolidated Cash Flows for the
                    Three Months Ended September 30, 1999 and 1998            4

                    Notes to Condensed Consolidated Financial Statements  5 - 7

          ITEM 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        8 - 11

PART II             Item 6. Exhibits and Reports on Form 8-K                 12

                    SIGNATURES                                               15

                         PART I - FINANCIAL INFORMATION

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,     December 31,
                                                                         1999                1998
                                                                   ---------------    -------------
                                                                      (Unaudited)        (Audited)
ASSETS
Cash and cash equivalents                                          $     1,162,041    $     990,115
Mortgage loans held for sale, pledged (net of allowance for loan
    losses: September 30, 1999, $32,500; December 31l, 1998,$0)         23,174,926       62,540,846
Accrued interest receivable                                                 51,770           45,524
Notes receivable                                                           135,819          135,819
Real estate held for investment                                            191,830          195,308
Property and equipment, net                                                673,040          271,441
Goodwill                                                                 3,779,026                0
Other assets                                                               888,031          287,342
                                                                   ---------------    -------------

TOTAL ASSETS                                                       $    30,056,483    $  64,466,395
                                                                   ===============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse notes payable                                            $    18,924,984    $  53,587,740
Accrued interest payable                                                   143,345          462,487
Real estate mortgage                                                       141,409          143,975
Accounts payable and accrued liabilities                                   686,839        1,026,378
Distributions payable to S Corporation stockholders                              0           65,742
                                                                   ---------------    -------------

TOTAL LIABILITIES                                                  $    19,896,577    $  55,286,322
                                                                   ---------------    -------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 2,000,000 shares
    authorized; no shares issued or outstanding                    $             0    $           0
Common stock, no par value; 10,000,000 shares authorized:
    4,279,310 shares and 3,700,000 shares issued and outstanding
    as of September 30, 1999 and December 31, 1998, respectively        10,535,559        8,453,059
Retained (deficit) earnings                                               (375,653)         727,014
                                                                   ---------------    -------------

TOTAL STOCKHOLDERS' EQUITY                                         $    10,159,906    $   9,180,073
                                                                   ----------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    30,056,483    $  64,466,395
                                                                   ================   =============








                See accompanying notes to condensed consolidated
                             financial statements.

                      TRANSANTIONAL FINANCIAL NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30
                                                     ------------------------------    ----------------------------
                                                         1999              1998             1999           1998
                                                     ------------     -------------    -------------    -----------
INCOME
   Net gain from sales of mortgage loans           $    1,086,182     $   1,280,128    $  3,817,180   $   3,159,985
   Interest income                                        592,127           913,608       2,104,874       2,373,924
   Production income                                    1,303,816           712,140       2,411,926       2,055,378
   Other                                                   19,255             5,565          26,965          15,037
                                                     ------------     -------------    -------------    -----------

          Total Income                             $    3,001,380     $   2,911,441    $  8,360,945   $   7,604,324
                                                     ------------     -------------    -------------    -----------

EXPENSES
         Interest expense                            $    497,938     $     903,540    $   1,847,169    $  2,824,922
         Salaries and benefits                          2,590,345         1,009,407        5,399,528       2,298,114
         General and administrative                       866,888           399,795        1,845,587       1,144,101
         Office occupancy                                 185,300            45,236          371,328         132,489
                                                     ------------     -------------    -------------    ------------

                Total Expenses                      $   4,140,471     $   2,357,978    $   9,463,612    $  6,399,626
                                                                      -------------    -------------    ------------


INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES                                     $(1,139,091)     $     553,463    $ (1,102,667)    $  1,204,698

PROVISION (BENEFIT) FOR INCOME TAXES                     (14,987)           233,140                0         312,750
                                                     ------------     -------------    -------------    ------------

NET INCOME (LOSS)                                    $(1,124,104)     $     320,323    $ (1,102,667)    $    891,948
                                                     ============     =============    =============    ============

EARNINGS (LOSS) PER SHARE
         Basic                                       $     (0.27)     $        0.09    $      (0.29)    $       0.30
         Diluted                                     $     (0.27)     $        0.09    $      (0.29)    $       0.30

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                         4,090,405          3,700,000       3,831,565        2,930,769
         Diluted                                       4,090,405          3,700,000       3,831,565        2,930,769

PRO FORMA
         Historical income before taxes on income                     $     553,463                     $  1,204,698
         Pro forma provision for income taxes                               221,385                          481,879
                                                                      -------------                     ------------
         PRO FORMA NET INCOME                                         $     332,078                     $    722,819
                                                                      =============                     ============

PRO FORMA EARNINGS PER SHARE
         Basic                                                        $        0.09                             0.25
         Diluted                                                      $        0.09                             0.25

PRO FORMA WEIGHTED AVERAGE SHARES
OUTSTANDING
         Basic                                                            3,700,000                        2,930,769
         Diluted                                                          3,700,000                        2,930,769


     See accompanying notes to condensed consolidated financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          SEPTEMBER 30, 1999 AND 19989
                                   (Unaudited)

                                                                                    1999                  1998
                                                                              -----------------     ----------------
Cash flows from operating activities:
     Net income (loss)                                                        $     (1,102,667)     $       891,948
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale mortgage loans                                                  (3,817,179)          (3,159,985)
       Provision for loan losses                                                        39,975               15,000
       Depreciation and amortization                                                   171,938               26,602
       Mortgage loans originated for sale                                         (599,163,141)        (639,559,774)
       Proceeds from sales of mortgage loans                                       654,277,048          642,717,070
       Net effect of changes in:
         Accrued interest receivable                                                    (6,246)             130,242
         Other assets                                                                 (400,236)             (21,343)
         Accounts payable and accrued liabilities                                     (718,932)             555,045
         Accrues interest payable                                                     (365,398)              80,882
         Distributions payable to "S" corporation stockholders                               0              274,024
                                                                              -----------------     ----------------

     Net cash provided by operating activities                                      48,915,162            1,949,711
                                                                              -----------------     ----------------

Cash flows from investing activities:
     Proceeds from sales and maturities of certificates of deposit                           0              102,963
     Purchases of property and equipment                                              (333,824)             (84,156)
     Purchase of LRS, Inc.                                                          (1,806,930)                   0
                                                                              -----------------     ----------------

     Net cash (used) provided by investing activities                               (2,140,754)              18,807
                                                                              -----------------     ----------------

Net cash flows from financing activities:
     Borrowings on warehouse notes payable                                         786,591,762          644,613,625
     Payments on warehouse notes payable                                          (833,125,936)        (653,254,436)
     Net proceeds from issuance of common stock                                                           7,450,969
     Payments on distribution payable to "S" corporation stockholders                  (65,742)            (779,203)
     Borrowings on notes payable, subordinated                                               0            1,000,000
     Receipts of note receivable, stockholder                                                0              250,000
     Payments on real estate mortgage                                                   (2,566)              (2,039)
     Payment of note payable, subordinated                                                   0           (1,000,000
                                                                              -----------------     ----------------

     Net cash used by financing activities                                    $    (46,602,482)     $    (1,721,084)
                                                                              -----------------     ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              171,926              247,434
                                                                              -----------------     ----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         990,115              482,558
                                                                              -----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $      1,162,041     $        729,992
                                                                              =================     ================

     CASH PAID DURING THE PERIOD FOR:
       Interest paid                                                          $      1,917,484     $      2,744,040
                                                                              =================     ================
       Income taxes paid                                                      $        515,016     $         99,788
                                                                              =================     ================

     NONCASH FINANCING ACTIVITY
       Common stock issued for acquisition of LRS, Inc, net                   $      2,100,000     $              0
                                                                              =================     ================



     See accompanying notes to consolidated condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

                              Certain reclassifications to the 1998 financial statements were made to conform to the 1999 presentation.

         NOTE 2 The results of operations of the Company for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

         NOTE 3 On June 24, 1998, the Company completed an initial public offering of its common stock, which became listed on the American Stock Exchange under the symbol TFN. 1,200,000 shares were sold for net proceeds of $7,419,719

         NOTE 4 On April 30, 1998, the Company changed its corporate charter from an "S" Corporation to that of a "C" Corporation for taxation purposes.

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

                              Net Income Per Share - Pro forma earnings per share is computed by dividing pro forma net income by the pro forma number of shares of common stock outstanding during the respective period.

         NOTE 6               Net Income (Loss) Per Share

                              Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted for the common stock equivalents, which include stock options. The following table presents a reconciliation of basic and diluted net income (loss) per share for the nine months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, the effect of including outstanding options in the calculation of diluted income (loss) per share would be antidilutive. As a result, the effect of those outstanding options has not been included in the calculations.

                                                                     For the Three                For the Nine
                                                                     Months Ended                 Months Ended
                                                                     September 30,                September 30,
                                                               1999              1998         1999          1998
                                                                             (pro forma)                (pro forma)
                                                          ------------       -----------    ---------   -----------
         Calculation of Basic Net Income (Loss) Per Share:
         Numerator - net income (loss)                    $(1,124,104)      $   332,078  $(1,102,667) $    722,819
         Denominator - net income (loss)
         Weighted average common shares outstanding         4,090,405         3,700,000    3,831,565     2,930,769
                                                          -----------       -----------    ---------   -----------

         Basic net income (loss) per share                     $(0.27)            $0.09       $(0.29)        $0.25
                                                               ======             =====       ======         =====

         Calculation of Diluted Net Income (Loss) Per Share:
         Numerator - net income (loss)                    $(1,124,104)      $   332,078  $(1,102,667) $    722,819
         Denominator - net income (loss)
         Weighted average common shares outstanding         4,090,405         3,700,000    3,831,565     2,930,769
                                                          -----------       -----------    ---------   -----------

         Diluted net income (loss) per share                  $(0.27)             $0.09       $(0.29)        $0.25
                                                             =======              =====       ======         =====




         NOTE 7               Recently Issued Accounting Pronouncements

                              In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999 FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amended SFAS No. 133 to be effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's consolidated financial statements.

         NOTE 8               Acquistion

                              On July 30, 1999, the Company acquired all of the issued and outstanding stock of LRS, Inc., a Silicon Valley based mortgage banking Company. Under the terms of the agreement, the Company paid $1.5 million in cash and issued 579,310 shares of Common Stock at a closing share price of $3.625 per share as of July 30, 1999. In addition, the Company may pay the former stockholders of LRS, Inc. up to a total of $3.2 million over the four year earnout period beginning August 1, 1999 and ending July 31, 2003.

                              The following Unaudited Pro Forma Combined Summary of Operations presents a pro forma combined summary of operations of the Company and LRS, Inc. for the three and nine-month periods ended September 30, 1999 and 1998 and it is presented as if the acquisition had been effective on January 1, 1998. This pro forma combined historical summary of operations was adjusted for the amortization of purchase accounting adjustments.

                              The Unaudited Pro Forma Combined summary of
                              Operations data is intended for informational purposes only and is not necessarily indicative of the future results of operations of the company, or the results of operations that would have actually occurred had the merger been in effect for the periods presented.



     Unaudited Pro Forma Combined summary of Operations (TFN and LRS, Inc.)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30
                                                     ------------------------------    ----------------------------
                                                         1999              1998             1999           1998
                                                     ------------     -------------    -------------    -----------
GROSS REVENUE                                        $  3,770,568     $   6,055,091    $  14,999,478    $ 18,916,213
                                                     ------------     -------------    -------------    ------------

NET INCOME (LOSS)                                    $ (1,321,641)    $     783,021    $    (772,093)   $  2,797,319
                                                     ------------     -------------    -------------    ------------

NET INCOME (LOSS) PER SHARE
         Basic                                       $      (0.31)    $        0.22    $       (0.18)   $       0.80
         Diluted                                     $      (0.31)    $        0.22    $       (0.18)   $       0.80

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                          4,279,310         3,510,079        4,279,310       3,510,079
         Diluted                                        4,279,310         3,510,079        4,279,310       3,510,079





         NOTE 9 On August 6, 1999 the Board of Directors voted to invest $500,000 in a wholly owned subsidiary 4ADream LoanLink, L.L.C., a Texas Limited Liability Company. 4ADream L.L.C., a Texas limited liability company that is wholly owned by 4Adream LoanLink, L.L.C., entered into a purchase agreement with, a company based in Seattle, Washington specializing in internet marketing of mortgages and subprime lending. As a result of the investment, the financial statements of 4ADream are consolidated with the financial statements of Transnational Financial Network, Inc. In conjunction with the purchase agreement, $500,000 of cash has been placed in escrow pending closing of the purchase agreement. The $500,000 is included in cash and cash equivalents at September 30, 1999

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included as
Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

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

Similar to the mortgage banking industry's experience, TFN's loan production and profit performance are largely affected by mortgage interest rates. Mortgage rates run parallel with the direction of yields on 30-year United States Treasury Bonds ("Treasuries"). Throughout 1998 interest rates on Treasuries declined and have increased thus far throughout 1999. In January, 1998, interest rates on Treasuries declined and have increased thus far throughout 1999. In January, 1998, interest rates on Treasuries were approximately 5.85% and at the end of 1998 were approximately 5.1% after reaching a low of approximately 4.7% in October 1998. From approximately 5.1% in January 1999, interest rates on Treasuries increased to approximately 6.0% at the end of June 1999. During the third quarter of 1999, Treasuries yielded from 6.206% to 6.328%.

Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. Thus, the Company saw its volume of mortgage loans generally increase throughout 1998, reaching its peak in February 1999 and start to decline in the second quarter of 1999. The following tables set forth the wholesale and retail production for the indicated periods.

                                                 Mortgage Loan Volume
                                                for Nine Months ended
                                                  September 30, 1999
----------------------------------------------------------------------------------------------------------
               First Quarter            Second Quarter              Third Quarter                TOTAL
Wholesale      $269,810,903              $185,189,710               $165,426,612              $620,427,225
Retail           27,053,889                21,097,932                 75,457,636               123,609,457
              -------------             -------------              -------------             -------------

TOTAL          $296,864,792              $206,287,642               $240,884,248              $744,036,682

                                                 Mortgage Loan Volume
                                                for Nine Months Ended
                                                  September 30, 1998
----------------------------------------------------------------------------------------------------------
               First Quarter            Second Quarter             Third Quarter                  TOTAL
Wholesale      $166,206,275              $217,989,563               $224,641,555              $608,837,393
Retail           28,328,830                28,711,820                 31,625,000                88,665,650
              -------------             -------------              -------------             -------------

TOTAL          $194,535,105              $246,701,383               $256,266,555              $697,503,043

During the second quarter of 1999 the Company opened additional loan production offices in Houston, Phoenix and Reno. In July, 1999, the Company acquired LRS, Inc, the holding company for a wholesale and retail mortgage company based in Silicon Valley. LRS contributed $25,333,745 of wholesale loan production and $55,853,546 of retail loan production during the third quarter 1999 which is included in the table above. The new offices and the acquisition of LRS, Inc. were meant to expand the production base in California and other states.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

For the nine-month period ended September 30, 1999, the Company incurred a net loss of $1,102,667 compared to net income of $891,948 for the same period in 1998. Revenues increased to $8,360,945 in 1999 from $7,604,324 in 1998 with expenses increasing to $9,463,612 from $6,399,626.

Revenues primarily relate to wholesale and retail production. Wholesale production increased to $620,427,225 in 1999 from $608,837,393 for the same period in 1998. The increase in wholesale production masks the declining trend in wholesale production that has occurred throughout 1999 as interest rates rose and the accelerating trend of wholesale production in 1998 as interest rates declined. Since February of 1999, wholesale production has steadily declined while in 1998 it steadily increased. Retail production shows similar trends, although not as dramatic.

A variety of cross trends affect the comparison of revenues and expenses between the periods. Interest income and interest expense, that is, the interest expense paid on the Company's warehouse line of credit and the interest income the Company receives while owning mortgage loans prior to the mortgage loan's sale, changed favorably in 1999. The Company's interest expense exceeded its interest income by $450,998 for the nine months ended September 30, 1998. In the same period in 1999, the Company's interest income exceeded its interest expense by $257,705. This change is attributable to the more favorable borrowing rates the Company enjoys with its warehouse line of credit discussed below.

Similarly, with the acquisition of LRS, Inc. in the third quarter of 1999, the Company began to derive a much larger portion of its revenue from retail mortgage lending which generates higher revenues than wholesale mortgage banking. Production revenues, which are derived from the Company's wholesale and retail mortgage operations, increased to $2,411,926 in the nine months ended September 30, 1999, from $2,055,378, for the same period in 1998. Retail mortgage lending also increased expenses, which is categorized under salaries and benefits due to commissions paid to retail loan originators. Accordingly, the acquisition of LRS affected the increase in salaries and benefits.

The Company's expansion into Tustin, Phoenix, Houston and Reno also contributed to the increase in salary and benefits Salaries and benefits increased to $5,399,528 in the 1999 period compared to $2,298,114 in the earlier period, an increase of 135%.

The expansion also affected general and administrative expenses, and office occupancy expenses. In addition, during the fall of 1998, the Company expanded the amount of office space it leased in San Francisco.

The cost of being a publicly held company contributed to the increase to general and administrative expenses.

The increase in revenues for the later period did not offset expenses incurred by the Company during the start-up period of the Company's new offices. Similarly, production from these offices did not offset the decline in wholesale revenues experienced as a result of increasing interest rates.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Most of the changes discussed above occurred in the third quarter of 1999. The Company acquired LRS, Inc. at the end of July 1999. Accordingly, the increase in production revenues and related increase in salaries and benefits occurred in the third quarter of 1999. The Company's expansion into Phoenix, Houston and Reno began in the latter part of the second quarter of 1999 and the full effect of the expenses of those offices did not occur until the third quarter. Accordingly, revenues for the third quarter of 1999 were $3,001,380 compared to $2,911,441, a modest increase largely attributable to production income offsetting a decline in the net gain from sales of mortgage loans.

The effects on expenses of the expansion discussed above also began predominantly in the third quarter of 1999. Expenses increased to $4,140,471 in the 1999 quarter from $2,357,978 in 1998, an increase of 76%.

The Company also incurred approximately $71,000 of expense in the third quarter of 1999 amortizing goodwill accrued for the acquisition of LRS, Inc. and incurred approximately $47,000 in expenses relating to the Company's investment in 4ADream, the wholly owned internet subsidiary.

Beginning in the third quarter of 1999 the Company began to aggressively reduce expenses to mitigate its current losses.

LIQUIDITY AND CAPITAL RESOURCES

On June 24, 1998 the Company successfully completed an Initial Public Offering adding net proceeds of $7,419,719 to its stockholders' equity. The additional capital provided the capability to access additional and less expensive lines of credit.

Starting with the third quarter of 1998, the Company began the use of new warehouse lines of credit syndicated with several banks with Guaranty Federal Bank of Dallas as the lead bank. In addition, the Company secured a Whole Loan Purchase and Sales Agreement ("Gestation Repo Line") with Greenwich Capital for $30 million and as additional Whole Loan Purchases and Sales Agreement ("Gestation Repo Line") with Gateway Bank for $50 million. These new credit facilities reduced the Company's interest expense beginning in the third month of the third quarter of 1998 due to its borrowings now being based on Libor plus 1.5% for the warehouse line and Libor plus 1% on the Gestation Repo lines, both of which have reduced interest expense.

The credit agreement covering the warehouse line includes restrictive covenants, including requirements to maintain certain financial ratios. As of September 30, 1999, the Company was not in compliance with two of these financial covenants, specifically, the minimum tangible net worth requirement and a covenant allowing a maximum amount to be advanced to a subsidiary.

The acquisition of LRS, Inc. increased capital stock to $10,535,559 as of September 30, 1999, representing an increase of some $2,082,500 in the Company's capital and leveraged borrowing capacity. At July 30, 1999, the Company recorded goodwill of $3,849,823 which is solely attributable to the Company's acquisition of LRS, Inc. Such goodwill will be amortized over a ten year period.

YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by internal Year 2000 software failures. If the Company or other entities not affiliated with the Company do not address this issue successfully, the Company's business could be materially affected. Accordingly, the Company has completed a review of its internal computer systems and believes that its internal operations will not be adversely affected by year 2000 software failures.

The Company depends upon the effective operations of the financial institutions with which the Company deals as well as that of the United States financial system as administered by the United States Federal Reserve Board. To the extent that these institutions fail to have software that effectively deals with the Year 2000 issue, the Company's business could sustain a material adverse effect. Similarly, the Company has extensive dealings with mortgage brokers that submit mortgage loans to the Company. The Company is in the process of determining whether financial institutions, mortgage brokers or others will be adversely affected by computer software that fails to execute correctly on or after January 1, 2000, and the consequences of those possible failures on the Company. The Company does not believe that the cost to complete this inquiry and rectify any problems uncovered will exceed $5,000.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(b)  Reports on Form 8-K.

Form 8-K dated August 13, 1999, indicating the acquisition of LRS, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Transnational Financial Network, Inc.

November 12, 1999                       /s/ Joseph Kristul
                                        ---------------------------------------
                                        Joseph Kristul, Chief Executive Officer
                                        and Principal Financial Officer