Form 10KSB
period 1999-12-31
TRANSNATIONAL FINANCIAL CORP
filed 2000-03-30
CIK 1059579

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 50549

                                   Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 1999

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

  For the transition period from _______ to ____________

         Commission file number 1-14219


                      Transnational Financial Network, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

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

State issuer's revenues for its most recent fiscal year:  $10,967,322

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2000. $1,436,804

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,279,310

Item 1. Business

General

      The Company is a mortgage banker which originates, funds and sells mortgage loans through retail and wholesale branch operations secured by one-to-four family residential properties. The Company's operations are primarily focused in the San Francisco Bay Area, but beginning in late 1998 the Company expanded out of the San Francisco Bay Area to Tustin California and in 1999 expanded to Phoenix. Since 1985, when the Company was incorporated, the Company has been engaged in the retail origination of mortgage loans. In 1995, the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company operates in one business segment - mortgage banking. On July 30, 1999, the Company acquired LRS, Inc, a mortgage broker and banker located in Campbell, California.

      The Company funds its originations through warehouse lines of credit. The mortgage loans are subsequently sold together with the mortgage loan servicing rights to investors in the secondary mortgage market. The total mortgage loan production volume for 1999, including that of LRS, Inc. for the entire year, was $973 million, a decrease of about seven percent from the Company's prior year. Without the acquisition of LRS, Inc., the Company's mortgage loan production volume would have been $803 million, a decrease of about 24%. This decline contrasts with the increase from 1998 of 126% compared to 1997, and the 78% increase from 1996 to 1997. Wholesale originations, including that of LRS, Inc., accounted for 80% of the Company's loan production volume for 1999. The Company maintains retail offices in San Francisco and Campbell, and wholesale offices in San Francisco, Campbell, and Tustin, California as well as Phoenix, Arizona.

      The Company originates a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by Federal National Mortgage Association ("FNMA"). Non-conforming mortgage loans are those that do not conform to FNMA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a lower loan-to-value ratio. Those that exceed the FNMA guidelines for the San Francisco Bay area, presently mortgage loans larger than $252,700, are called Jumbo loans and comprised 68% of the mortgage loans originated by the Company in 1999. In times of declining interest rates, the Company's predominant products are fixed rate mortgages for a term of 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of the Company's mortgage loans. While the Company originates some home equity financing through second mortgages and some lines of credit using the home as a security, these products constitute a small portion of the Company's business.

      From its inception, the Company's marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the average loan size originated by the Company in 1999 was approximately $257,000. The Company generates revenues through gains on the sale of mortgage loans and servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, hedging activities, and, in the case of retail brokerage operations, origination fees.

      The Company closed its initial public offering in June 1998. The purpose of this offering was to increase the Company's liquid capital because the total amount available in the Company's warehouse lines to fund closing of mortgage loans pending resale is limited to a multiple of the Company's capital. Following the completion of the offering, the Company entered into a warehouse line of credit with Guaranty Federal Bank, F.S.B. which achieved the purpose of the offering. In December 1999, the Company changed its warehouse lender to Residential Funding Corporation to achieve a lower cost of borrowing. See "Item
6. Management's Discussion and Analysis or Plan of Operation."

The Wholesale Origination Division

      In 1999, wholesale mortgage loans constituted 80% of the Company's mortgage loan originations. Wholesale mortgage loan origination involves the purchase of loan applications from mortgage brokers for a purchase price less than what the Company receives when it sells the same mortgage loan to an investor. The mortgage loan is processed, closed and funded by the Company. To maintain competitive rates with specific profit margins, the Company prices mortgage loans on a daily basis.

      The Company's wholesale lending division, which was established in May 1995, operates from its executive offices in San Francisco and offices in Campbell and Tustin, California as well as Phoenix, Arizona. Currently, the Company obtains mortgage loan volume through a network of more than 1200 independent mortgage brokers and other financial intermediaries who are all screened and approved by the Company. With the exception of the Company's retail division, in 1999 no single source of independent brokers accounted for more than 5% of the Company's total wholesale mortgage originations.

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

The Retail Origination Division

      The Company's retail division was established in 1985 and currently employs 33 commissioned loan officers in its Campbell, California office and three commissioned mortgage loan officers located in an office in San Francisco. While the retail division advertises weekly in San Francisco newspapers, most of the retail division's business is generated through customer referrals, and a high percentage of mortgage loans originated by the retail division close.

      In 1999 approximately 55% of the mortgage loans originated by the retail division were sold to the Company's wholesale division. The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans acquired by the wholesale division are underwritten again by the wholesale division. During 1999 the number of mortgage loans originated by the retail division were almost equally divided between conforming and non-conforming (Jumbo) mortgage loans, with the average mortgage loan size originated by the retail division being $270,000 and the average loan-to-value ratio being approximately 80%.

      The Company's retail division collects origination fees and closing costs from the borrower which add to the gross revenues generated by the wholesale division. However, the additional fees must be split with commissioned mortgage loan officers and cover the cost of processing the mortgage loan and assume the fixed operating costs, of the retail office. The primary financial benefit to the Company of the retail division is as a source of loans for the wholesale division and of loan fees to improve profit margins.

      The following table shows mortgage loan production volume by division.:


                                                                 Twelve Months Ended
                                                                    December 31,

                                                   1999         1998          1997         1996         1995
                                                               (Dollars in Thousands)
Retail Division

         Volume                                 $192,981(1)    $137,356     $77,768       $54,686      $53,380
         Percentage of Total Volume                  20%         13%           16%             21%         58%

Wholesale Division

         Volume                                 780,247(2)      913,780     387,312       206,613       38,328
         Percentage of Total Volume                  80%         87%           84%             79%         42%

Total Loan Production

         Volume                                $973,228(3)   $1,051,136    $465,080      $261,299    $  91,708
         Number of Loans                        3,780         4,053         1,822             998          363
         Average Loan Size                       $257          $259          $255             $261        $252

      Volume Growth                                      -7%          126%          78%            185%
                                          -------------------------------------------------------------


(1) Includes $115 million in retail mortgage loan production from LRS, Inc. from the date of acquisition. If this production had been excluded, retail mortgage loan production would have been $78 million.

(2) Includes $55 million in wholesale mortgage loan production from LRS, Inc. during fiscal year 1999. If this production had been excluded, wholesale mortgage loan production would have been $725 million.

(3) If LRS, Inc.'s mortgage loan production had been excluded for the 1999 fiscal year, total mortgage loan production would have been $803 million or a decrease of 24% from the previous fiscal year

Loan Production Administration

      All mortgage loan applications must be underwritten and approved in accordance with the Company's underwriting standards and criteria. Underwriting standards used for conforming loans are those promulgated by FNMA. Non-conforming (Jumbo) loans are underwritten subject to credit and appraisal standards established by specific investors. The Company analyzes the borrower's credit standing, financial resources and repayment ability as well as the risk of the underlying collateral.

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

      The Company's underwriting department consists of 10 underwriters who each average five years of experience and who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes five to ten days to underwrite a mortgage loan from the initial date of the application. Upon completion of the underwriting process, the mortgage loan is closed by a title agency chosen by the borrower.

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

      The Company holds the originated or purchased mortgage loan for sale from the time that the mortgage loan application is submitted by the borrower until the time the mortgage loan is sold to an investor. During that time, the interest rate on the mortgage loan might be higher or lower than the market rate at which price the Company can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the sale of the mortgage loan. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have closed but not sold) and pipeline loans (loans which are not yet closed but on which an interest rate has been set) the Company often commits to deliver mortgage loans at a specific price for future delivery to investors through the use of commitments on a "best efforts" basis where the Company has no obligation to sell a mortgage loan to an investor unless and until the mortgage loan closes.

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

Funding of Mortgage Loans

      The Company needs substantial cash flow to facilitate the funding and closing of the originated and purchased loans. These funds are provided on a short-term basis by financial institutions that specialize in providing lines of credit known as warehouse lines. Following the close of the Company's public offering in June, 1998, the Company entered into a warehouse line of credit with Guaranty Federal Bank, F.S.B. and at the end of 1999 replaced this line with one from Residential Funding Corporation. The lending limit under the Guaranty Federal Bank line was $100 million until September when it was reduced to $65 million. The line with Residential Funding Corporation has a $50 million limit and charges LIBOR plus 1.5%. In March 2000, the Company requested to reduce the lending limit to $35 million to better match the Company's current funding needs.

      The company maintains a Loan Participation and Custodian Agreement with Gateway Bank for $15 million and has entered into a $10 million Quick Sale Master Loan Participation and Custodian Agreement, also with Gateway Bank. These agreements permit the Company to sell mortgage loans thereunder pending resale to the Company's investors. The interest rate charged for these lines is prime rate less 1.125%.

      The Company submits the mortgage loan to the warehouse bank for funding along with the investor commitment, if any, to purchase the loan. The warehouse agreement has various financial and operational covenants with which the Company must comply. As of December 31, 1999, the Company was in compliance with all covenants except the minimum tangible net worth requirement. The Company has obtained a waiver of non-compliance.

Competition

      The Company faces strong competition in originating, purchasing and selling mortgage loans and the related mortgage servicing rights. The Company's competition is principally from savings and loan associations, other mortgage companies, mortgage brokers, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. Many of these institutions have greater financial and other resources than the Company and maintain a significant number of branch offices in the area in which the Company conducts operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans originated and purchased by the Company. If the Company is unable to compete effectively, its business, results of operations and financial condition could be materially and adversely affected.

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

Legislation and Regulation

      Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling and servicing of mortgage loans. The Company is an approved seller/servicer of mortgage loans for FNMA and in November 1999 obtained Federal Home Loan Mortgage Corporation approval. In addition, the Company is an approved mortgagee by the United States Department of Housing and Urban Development ("HUD") and is qualified to originate mortgage loans insured by Federal Housing Authority ("FHA") or guaranteed by the Veterans Administration ("VA"). Among other consequences, the failure to comply with HUD or FNMA regulations could prevent the Company from reselling its mortgage loans or prevent its ability to enter into the servicing of mortgage loans should it choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, certain rights of rescission for mortgage loans, class action law suits and administrative enforcement actions, any of which could have a material adverse effect on the Company's results of operations and financial condition.

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

Employees

      As of March 1, 2000, the Company had 93 employees, all of whom worked on a full-time basis. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be excellent.

Item 2. Description of Property.

      The Company leases 13,200 square feet of office space in San Francisco with a monthly rental of approximately $22,000. The term of the lease is for five years commencing the date of the Company's occupancy which occurred in July 1999. This office space is used for corporate administrative offices and for conducting wholesale and retail mortgage lending operations in San Francisco. The Company believes that the wholesale and retail offices are adequate for the foreseeable future. The Company maintains adequate casualty insurance on all its property.

      The Company has additional offices in San Jose and Tustin, California and in Phoenix, Arizona.

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

      The following table sets forth the high and low sales price, as reported by the American Stock Exchange, of the Company's Common Stock commencing June 24, 1998:

      1998                            High              Low

Second quarter                        7.625             6.75
Third quarter                         8.87              4.125
Fourth quarter                        5.87              3.375

      1999

First quarter                         6.50              4.0625
Second quarter                        7.250             3.1875
Third quarter                         4.9375            2.50
Fourth quarter                        2.75              1.875

      As of March 27, 2000, there were approximately 671 shareholders of record of the Company's Common Stock.

      On July 30, 1999, the Company issued 579,310 shares of Common Stock in connection with the acquisition of LRS, Inc. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      In March of 1998 the Company agreed to issue, upon termination of the Company's status as an S corporation, to its counsel 12,500 shares of Common Stock in consideration of legal services rendered to the Company and to issue 18,750 shares of Common Stock, upon the same conditions, to a financial advisor to the Company. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

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

General

      Similar to the mortgage banking industry's experience, the Company's loan performance and profit performance are largely affected by interest rates. Mortgage rates run parallel with the direction of yields on 30 year United States Treasury bonds ("Treasuries"). Throughout 1998 interest rates on Treasuries declined but increased throughout 1999. In January 1998, interest rates on Treasuries were approximately 5.85% and at the end of 1998 were approximately 5.16% after reaching a low of approximately 4.70% in October 1998. From approximately 5.16% in January 1999, interest rates on Treasuries increased to approximately 6.00% at the end of June 1999. This trend continued in the second half of 1999 with the yield on Treasuries reaching almost 6.50% at the end of December 1999.

      Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. The mortgage loan financing that does occur usually takes the form of roll over mortgages loans, that is, mortgage loans that have interest rates that frequently change and, consequently, lower interest rates than that charged on longer term fixed interest rate mortgage loans.

      As a consequence, the Company saw its volume of mortgage loans generally increase throughout 1998, reaching its peak in February 1999 and started to decline in the second quarter of 1999. The following tables set forth the wholesale and retail production for the indicated periods.

                              Mortgage Loan Volume

                           For the Twelve Months Ended

                                                  December 31, 1999
           -----------------------------------------------------------------------------------------------
               First Quarter    Second Quarter          Third Quarter    Fourth Quarter          TOTAL
Wholesale      $269,810,903      $185,189,710          $165,426,612      $159,819,500         $780,246,725
Retail           27,053,889        21,097,932            75,457,636        69,371,902          192,981,359
              -------------     -------------         -------------     -------------        -------------

TOTAL          $296,864,792      $206,287,642          $240,884,248       $229,917,452        $973,228,084

                              Mortgage Loan Volume

                           For the Twelve Months Ended

                                                  December 31, 1998
           -----------------------------------------------------------------------------------------------
               First Quarter    Second Quarter          Third Quarter    Fourth Quarter           TOTAL
Wholesale      $166,206,275      $217,989,563          $224,641,555       $304,942,607        $913,780,000
Retail           28,328,830        28,711,820            31,625,000         48,690,350         137,356,000
              -------------     -------------         -------------      -------------      --------------

TOTAL          $194,535,105      $246,701,383          $256,266,555       $353,632,957      $1,051,136,000

      During the second quarter of 1999 the Company opened additional mortgage loan production offices in Phoenix, Houston and Reno but subsequently closed the Reno office and Houston offices. At the end of July 1999, the Company acquired LRS, Inc., the holding company for a wholesale and retail mortgage company based in Silicon Valley. The new offices and the acquisition of LRS, Inc. were meant to expand the production base.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

      The Company incurred a pretax loss of $2,929,918 for the year ended December 31, 1999, compared to a pre tax profit of $1,741,828 for the year ended December 31, 1998. Revenues decreased to $10,967,322 in 1999 from $11,481,200 in 1998, a decline of about 4.5% in revenues.

      The increase in interest rates decreased the volume of mortgage loan production. Excluding the volume contributed by LRS, Inc., TFN's mortgage loan volume would have declined approximately 24% rather than the seven percent it actually declined. Retail mortgage loan volume would have declined approximately 48% and wholesale mortgage loan production would have declined approximately 21%. This decrease is largely attributable to a decline in the volume of refinancing.

      When interest rates rise, management believes that competitors become more aggressive in pricing. The effect is a decrease to the margins on mortgage loans sold by the Company. Between the time the mortgage loan is funded through the Company's warehouse line and the mortgage loan is sold, the interest rate received by the Company on such mortgage loans is often less than the interest rate the Company pays. Accordingly, the Company paid more in interest in the fourth quarter of 1999 than the Company received, a situation which had not occurred since the second quarter of 1998.

      Finally, management believes that its geographic concentration in the San Francisco Bay Area has harmed the Company's revenues. While sharply rising prices in that area have increased the cost of a home, there are not many houses, in the opinion of management, being built. Because many potential borrowers pre-qualify for a mortgage loan prior to purchasing a home, management believes that between 50% and 60% of mortgage loans that are approved fail to close because of the unavailability of housing to purchase or because the borrower submits applications to multiple lenders and chooses to close elsewhere. The cost to the Company to open offices in other geographic areas such as Reno, Phoenix and Houston have adversely affected the Company's profitability.

      With the acquisition of LRS, Inc. in the third quarter of 1999, the Company began to derive a much larger percentage of its revenue form retail mortgage lending which generates higher revenues than wholesale mortgage banking. Retail mortgage lending also increased expenses which is categorized under salaries and benefits due to commissions paid to retail loans originators. Accordingly, the acquisition of LRS, Inc. contributed to the increase in salaries and benefits.

      The Company's expansion out of the San Francisco Bay Area also contributed to the increase in salaries and benefits. Salaries and benefits increased to $7,919,933 in the 1999 period compared $3,564,111 in the earlier period, an increase of 122%.

      The expansion also affected general and administrative expenses, and office occupancy expenses. In addition, during the fall of 1998, the Company expanded the amount of office space it leased in San Francisco.

      The cost of being a publicly held company also contributed to the increase to general and administrative expenses.

      The revenues contributed by the new offices in 1999 did not offset startup costs during the start-up period of the Company's new offices. Similarly, production from these offices was not sufficient to compensate for the decline in wholesale revenues resulting form increasing interest rates.

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

Liquidity and Capital Resources

      The Company's capital resources substantially are provided by its warehouse lenders who fund mortgage loans pending resale of those mortgage loans to investors. Until termination on December 30, 1999, Guaranty Federal Bank provided this facility and was then replaced by a facility from Residential Funding Corporation. The capacity under the Guaranty Federal Bank line was $100 million until September 30, 1999, when it was reduced to $65 million. The Company's present warehouse line with Residential Funding Corporation is for $35 million.

      The size of a warehouse line of credit is based on the Company's net worth and cash resources. The Company's operating losses in 1999 have eroded this net worth and cash position. The Company has taken steps, beginning in late 1999 to stem these losses and stabilize the operations of the Company. These steps include the closing of the Houston and Reno offices, downsizing the Tustin office and reducing staffing to a more appropriate level. Management of the Company believes that the results of these steps will significantly reduce or eliminate these losses, even if interest rates fail to recover, although there can be no assurance that these actions will be successful, particularly if interest rates continue to increase or remain volatile.

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

Year 2000

      The company's mission critical systems responded to the century date change. Accordingly, the Company's main operating systems are fully operational in accurately processing customer information and transactions. The Company will continue to monitor its systems and those of its vendors and suppliers over the coming months.

Item 7. Financial Statements.

      The response to this item is submitted as a separate section of this Form 10-KSB. See "Item 13. Exhibits and reports on Form 8-K."

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information regarding the Company's directors and executive officers.

      Name                            Age             Position

Joseph Kristul                        52              Chief Executive Officer
                                                       and Treasurer, Director
Maria Kristul                         52              President, Director
William A. Russell                    47              Vice President, Director
Beth De George                        48              Executive Vice President
Teresita Dee                          57              Controller
Hilary Whitley                        51              Director
Robert A. Shuey                       45              Director
Robert A. Forrester                   55              Director
Alex Rotzang                          55              Director
J. Peter Gaskins                      51              Director

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

      Joseph and Maria Kristul are husband and wife.

      William A. Russell became a Vice President and Director of the Company following the company's acquisition of LRS, Inc., a wholesale and retail mortgage banking company that Mr. Russell founded with others in January of 1996, becoming LRS, Inc.'s president at its formation. Mr. Russell had formed R+ Financial, a mortgage banking firm in July 1992 which he served as president until participating in the formation of LRS, Inc. in January 1996.

      Beth De George joined the Company in November 1999 where she directs and coordinates the day-to-day operating activities of the Company, including customer service, credit policy, regulatory compliance, quality control, finance and accounting, secondary marketing, and technology. In June 1997 she joined Elliot Ames, Inc., a retail mortgage banking company. At Elliot Ames, Inc. she was Executive Vice President and participated in the successful sale of that entity. For three years prior to joining Elliot Ames, Inc. she owned and operated her own mortgage banking company which was successfully sold to a community bank. Ms. De George has over 20 years experience in all aspects of residential mortgage banking, including sales, operations, finance, secondary marketing, credit, training and technology.

      Teresita Dee joined the Company in May 1999. From June 1998 until she joined the Company, she performed accounting consulting services. From July 1997 to March 1998, Ms. Dee was Executive Vice President and Chief Financial Officer for Mission National Bank, a publicly held commercial bank based in San Francisco. Ms. Dee joined that bank in December 1993 and served as interim Chief Executive Officer and as a Vice President prior to her promotion in July 1997.

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

      Alex Rotzang became a director in August, 1999. He is Chairman of NoreX Pertroleum Limited, an international oil and gas company based in Cyprs and Calgary, Canada. Mr. Rotzang formed NoreX Petroleum Limited in 1994 and has 23 years experience in the oil and gas industry.

      J. Peter Gaskins became a director of the Company in January 2000. He has over 25 years experience in capital management and investment banking and is presently a strategic and financial consultant to private and small publicly held companies. He provides private investment banking and consulting services through Clarion Associates, Inc., a firm he founded in 1991. Recently he has consulted with several e-commerce companies by assisting in the developing marketing, operational and financial strategies, including management compensation plans. He has also developed strategic planning for manufacturing and capital management companies as they merge or reorganize. Prior to 1991 he was Chief Executive Officer and President of NatWest Securities USA, the United States institutional stock brokerage business for National Westminster, Britain's largest commercial bank. Mr. Gaskins is an honors graduate in statistics from Harvard College and received a Masters in Business Administration from Harvard University.

Committees of the Board of Directors

      The Company's Board of Directors has established three active committee, the Audit Committee, the Compensation Committee and a Primary Committee to administer the 2000 Stock Inventive Plan. The Compensation Committee is composed of Ms. Whitley and Mr. Shuey. The Audit Committee is composed of Ms. Whitley and Messrs. Shuey and Rotzang. The Primary Committee is composed of Messrs. Gaskins and Rotzang. The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company.

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

      The duties of the Primary Committee are set forth under the caption 2000 Stock Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance.

      In May 1999, Ms Dee was named the Corporation's Controller and in November 1999 Ms. DeGeorge was named Executive Vice President. Each's Form 3 to be filed in March 2000. In July 1999, Mr. Rotzang was named a director of the Company and his Form 3 is anticipated to be filed in April 2000. On February 5, March 3 and March 25, 1999, Mr. Kristul purchased 8,100, 2,000 and 2,000 shares, respectively at a respective price of $6.125, $5.00 and $5.125. Shares purchased were reported in May 1999.

Item 10. Executive Compensation.

      The following table sets forth the compensation paid to the Company's Chief Executive Officer and the only other executive officer who earned more than $100,000 in 1999 (the "Named Executive Officers") for services rendered to the Company in all capacities for the fiscal years ended December 31, 1999.

Summary Compensation Table


      Name and                                           Annual Compensation            All Other
Principal Position             Fiscal Year           Salary              Bonus        Compensation
Joseph Kristul (1)                  1999            $250,000               0                     0
Chief Executive Officer             1998            $166,667            $57,661           $389,605
                                    1997             $12,000               -              $256,536



Maria Kristul (1)                   1999            $300,000            $47,516                  0
President                           1998            $296,887               -              $389,605
                                    1997             $12,000               -              $256,537

      ----------------
(1) All Other Compensation represent distributions made to Joseph and Maria Kristul in connection with the Company's status as an S corporation.

Employment Agreements

      In July 1999, in connection with the acquisition of LRS, Inc., William J. Russell and the Company entered into a three year employment agreement. During the term of the agreement, the Company agreed to pay Mr. Russell a salary of $180,000 per year. In addition, Mr. Russell and another are entitled to participate in an earn out of the LRS, Inc. profits, as defined, the total earn out amounting to 50% of the LRS, Inc.'s pretax profits.

Stock Option Plans

      The 1998 Stock Option Plan (the "Stock Option Plan") provides for the grant to employees, officers, directors, and consultants to the Company or any parent, subsidiary or affiliate of the Company of up to 500,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination, or reclassification of shares. The Stock Option Plan provides for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options at the discretion of the Board of Directors or a committee of the Board of Directors (the "Committee"). On February 29, 2000 the Board of Directors terminated this plan and adopted the 2000 incentive Stock Plan.

      Ms. Kristul has been granted options to acquire 30,000 shares of Common Stock and Ms. Dee has been granted an option to acquire 10,000 shares of Common Stock. All of the options granted to Ms. Kristul and Ms. Dee have an exercise price of $7.50.

      On February 29, 2000, effective March 1, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan for the grant to employees, officers, directors and consultants to the Company, parent or subsidiary of the Company of up to 750,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination or reclassification of shares. Beginning with calendar year 2001, the number of shares authorized under the plan shall automatically increase by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year. However, in no event shall any such annual increase exceed 400,000 shares. No one person may receive options for more than 150,000 shares in the aggregate per year.

      There are five programs under the 2000 Stock Incentive Plan under which
(I) eligible persons may be granted options to purchase Common Stock for incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. (ii) eligible employees may have a portion of their base salary invested in special option grants; (iii) eligible persons may be issued shares of Common Stock directly, either through immediate purchase of shares or as a bonus; (iv) non-employee directors shall receive option grants at designated intervals over the period of continued board service; and (v) non-employee board members may have their annual retainer fee otherwise payable in cash applied to a special option grant.

      The Company plans to submit to its stockholders this plan for approval at the Company's Annual Meeting of Stockholders to be held in 2000.

Director Remuneration

      The following sets forth certain information regarding compensation of directors paid for services in 1999 and those appointed to serve as directors other than named executive officers:

                                                                                                Number of
                                 Annual                     Consulting                         Securities
                                Retainer         Meeting    Fees/Other      Number of          Underlying
       Name                       Fees            Fees         Fees          Shares            Options(1)
Hilary Whitley                                 $14,500         $228,050           0               60,000(2)

Robert A. Shuey                                $12,000                0           0               60,000(2)

Robert A. Forrester                            $12,000          $62,647           0               60,000(2)

(1) Excludes 15,000 shares options automatically granted effective March 1, 2000 to each director pursuant to the 2000 Stock Incentive Plan.

(2) The exercise price of all such options is $7.50. Of the 60,000 shares of Common Stock indicated for each of Ms. Whitley and Messrs. Shuey and Forrester, 40,000 are exercisable upon a change of control in the Company.

      Non-employee directors of the Company receive $1,000 per month for each month the director served. The director also receives $500 per meeting attended and related travel expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership as of March 15, 2000, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock and by each Selling Shareholder, (b) each director of the Company, (c) each Named Executive Officer, and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

     Name and Address of                                 Number of                        Percent Beneficial Owner
        Shares Owned                                      Owned

Kristul Family LLC(1)(2)                                  2,329,960                       53.2%
401 Taraval Street
San Francisco, CA 94116

Joseph Kristul(1)(2)                                      2,357,060                       53.8
401 Taraval Street
San Francisco, CA 94116

Maria Kristul(1)(2)(3)                                    2,357,060                       54.5
401 Taraval Street
San Francisco, CA 94116

Beth De George                                                7,500                        0.2
401 Taraval Street
San Francisco, CA 94116

Teresita Dee(4)                                              10,000                        0.2
401 Taraval Street
San Francisco, CA 94116

Hilary Whitley(5)                                            73,300                        2.1
5445 Mariner Street
Suite 107
Tampa FL 33609

Robert A. Shuey(5)                                           20,100                        0.9
8214 Westchester
Suite 500
Dallas, TX 75225

Robert A. Forrester(5)                                       32,500                        1.2
1215 Executive Drive West
Suite 102
Richardson, TX 75081

William Russell                                             347,586                        7.9
1725 Bascom Ave., Suite 100
Campbell, CA 95008

Teri Saldivar                                               231,724                        5.3
1725 Bascom Ave., Suite 100
Campbell, CA 95008

All Executive Officers  and
 Directors as a group (11 persons)(3)(4)(5)               3,069,770                       72.4%

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

(3) Includes 30,000 shares that Mrs. Kristul has the right to acquire for $7.50 per share pursuant to the Company's 1998 Stock Option Plan.

(4) Includes 10,000 shares Ms. Dee has the right to acquire pursuant to the Company's 1998 Stock Option Plan.

(5) Includes 20,000 shares of Common Stock Ms. Whitley and Messrs. Shuey, Eugene Kristul and Forrester each have the right to acquire pursuant to a non-qualified option. Excludes 15,000 shares granted pursuant to the Company's 2000 Stock Incentive Plan.



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

      In connection with consulting services rendered to the Company in 1998 by Financial Capital Resources, Inc., an affiliate of Ms. Whitley's, the Company paid to Financial Capital Resources, Inc. $120,461 and issued 18,750 shares of Common Stock in connection with services rendered for the Company's initial public offering. In 1999, the Company paid Financial Capital Resources and Ms. Whitley a total of $228,050.

      Effective December 31, 1997, the Company entered into a promissory note payable to the Company by Joseph and Maria Kristul which matured March 31, 1998 bearing interest at 6.5% per annum. This note has been repaid as of March 31, 1998.

      In 1998 the Company issued to Mr. Forrester 12,500 shares of Common Stock in connection with services rendered for the Company's initial public offering and paid Mr. Forrester $121,264 in connection with legal services rendered to the Company. In 1999 Mr. Forrester was paid $62,647 for legal services rendered to the Company.

Item 13. Exhibits and Reports on Form 8-K.



(a)      Financial Statements

     The following financial statements are included herewith:

                                                                    Page

         Report of Independent Certified Public Accountants           1
     Balance Sheets                                                   2
     Statements of Income                                             3
     Statements of Shareholders' Equity                               4
     Statements of Cash Flows                                         5
     Notes to Financial Statements                                    6

         Report of Independent Certified Public Accountants

(a)      Reports on Form 8-K

     None

(a)      Exhibits

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

TRANSNATIONAL FINANCIAL NETWORK, INC.

Financial Statements as of and for the Years
Ended December 31, 1999 and 1998 and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Transnational Financial Network, Inc.

We have audited the accompanying balance sheets of Transnational Financial Network, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 18, 2000

TRANSNATIONAL FINANCIAL NETWORK, INC.

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                   1999               1998
ASSETS

  Cash                                                                        $      862,257     $      990,115
  Mortgage loans held for sale                                                      2,009,092        62,254,412
  Accrued interest receivable                                                          40,126            45,524
  Investment in Loan Link LLC                                                         300,000
  Receivable from Loan Link LLC                                                       200,000
  Notes receivable                                                                    135,819           135,819
  Investment in real estate                                                           190,671           195,308
  Goodwill                                                                          3,758,827
  Property and equipment, net                                                         577,079           271,441
  Other assets                                                                        988,930           573,776
                                                                                -------------       -----------

TOTAL ASSETS                                                                   $    9,062,801     $  64,466,395
                                                                            =================    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Warehouse notes payable                                                      $                    $  53,587,740
  Accrued interest payable                                                            164,278             462,487
  Real estate mortgage                                                                140,283             143,975
  Due to shareholders                                                                  22,043
  Accounts payable and accrued expenses                                                80,392           1,026,378
  Distributions payable to S Corporation shareholders                                                      65,742
                                                                                -------------       -------------
           Total liabilities                                                          406,996          55,286,322
                                                                            -------------------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value: 2,000,000 shares
    authorized; no shares issued or outstanding
  Common stock, no par value; 10,000,000 shares
    authorized; 4,279,310 and 3,700,000 shares issued and
     outstanding at December 31, 1999 and 1998, respectively                       10,558,709           8,453,059
  Retained (deficit) earnings                                                      (1,902,904)            727,014
                                                                                -------------       -------------

           Total shareholders' equity                                               8,655,805           9,180,073
                                                                                -------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $    9,062,801       $  64,466,395
                                                                            ==================    ===============


See notes to financial statements.

TRANSNATIONAL FINANCIAL NETWORK, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      1999                    1998

REVENUE:
  Gain on sale of mortgage loans                               $    3,868,928             $    3,886,286
  Production income                                                 4,322,840                  3,746,001
  Interest income                                                   2,716,999                  3,830,839
  Other                                                                58,555                     18,074
                                                             ----------------         ------------------

           Total revenue                                           10,967,322                 11,481,200
                                                             ----------------           ----------------

EXPENSES:
  Interest expense                                                  2,514,823                  4,268,931
  Salaries and benefits                                             7,919,933                  3,564,111
  General and administrative                                        2,854,982                  1,692,754
  Occupancy                                                           607,502                    213,576
                                                             ----------------           ----------------

           Total expenses                                          13,897,240                  9,739,372
                                                             ----------------           ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (2,929,918)                 1,741,828

INCOME TAX (BENEFIT) EXPENSE                                         (300,000)                   572,153
                                                             ----------------           ----------------

NET (LOSS) INCOME                                              $  (2,629,918)             $    1,169,675
                                                             ================           ================

NET (LOSS) INCOME PER SHARE:
  Basic and diluted                                            $       (0.67)             $         0.37

PRO FORMA (unaudited) (Note 3):

  Historical income before income taxes                                                   $    1,741,828
  Pro forma income tax expense                                                                   691,349
                                                                                        ----------------

           Pro forma net income                                                                1,050,479
                                                                                        ================

PRO FORMA EARNINGS PER SHARE (unaudited):
  Basic and diluted                                                                     $           0.34


See notes to financial statements.

TRANSNATIONAL FINANCIAL NETWORK, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                           Common Stock                             Retained
                                             -----------------------------------------              (Deficit)
                                                 Shares                   Amount                    Earnings           Total

BALANCE, January 1, 1998                            2,468,750         $    1,002,090          $      336,549    $  1,338,639

  Issuance of stock through initial
    public offering                                 1,200,000              7,419,719                               7,419,719

  Issuance of stock for services
    performed                                          31,250                 31,250                                  31,250

  Distributions to previous
    S Corporation shareholders                                                                      (779,210)        (779,210)

  Net income                                                                                       1,169,675        1,169,675
                                             ----------------        ----------------         --------------    -------------



BALANCE, December 31, 1998                          3,700,000              8,453,059                 727,014        9,180,073

  Issuance of stock for
    acquisition                                       579,310              2,082,500                                2,082,500

  Issuance of common stock warrants
    for services performed                                                    23,150                                   23,150

  Net loss                                                                                        (2,629,918)      (2,629,918)
                                             ----------------       ----------------          --------------    -------------

BALANCE, December 31, 1999                          4,279,310          $  10,558,709           $  (1,902,904)    $  8,655,805
                                             ================      =================          ==============    =============


See notes to financial statements.

TRANSNATIONAL FINANCIAL NETWORK, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                           1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $(2,629,918)    $   1,169,675
  Adjustments to reconcile net income to net cash used for operating activities:
    Gain on sale of mortgage loans                                                     (3,868,928)       (3,886,286)
    Provision for loan losses                                                              92,845          (122,238)
    Depreciation and amortization                                                         407,257            41,344
    Issuance of common stock warrants for service performed                                23,150
    Mortgage loans originated for sale                                               (770,798,238)     (915,991,697)
    Proceeds from sales of mortgage loans                                             846,347,958       907,923,676
    Deferred income tax (benefit) expense                                                (134,184)          134,184
    Net effect of changes in:
      Accrued interest receivable                                                           5,398           136,239
      Other assets                                                                        408,573          (401,509)
      Accrued interest payable                                                           (298,209)          260,369
      Accounts payable and accrued expenses                                            (1,365,003)          758,714
                                                                                    -------------       -----------

           Net cash provided by (used in) operating activities                         68,190,701        (9,977,529)
                                                                                    -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                     (357,222)         (204,882)
  Acquisition of LRS, Inc., net of cash acquired                                       (1,886,490)
  Investment in Loan Link LLC                                                            (300,000)
  Receivable from Loan Link LLC                                                          (200,000)
                                                                                    -------------       -----------

           Net cash used in investing activities                                       (2,743,712)         (204,882)
                                                                                    -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing on warehouse notes payable                                                996,632,246       953,513,302
  Payments on warehouse notes payable                                              (1,062,137,659)     (950,080,353)
  Distribution to S Corporation shareholders                                              (65,742)         (713,468)
  Payments on real estate mortgage                                                         (3,692)           (2,780)
  Net proceeds from issuance of common stock                                                              7,450,969
  Receipt of notes receivable, shareholders                                                                 250,000
  Borrowings on note payable, subordinated                                                                1,000,000
  Payment of note payable, subordinated                                                                  (1,000,000)
                                                                                    -------------       -----------

           Net cash (used in) provided by financing activities                        (65,574,847)       10,417,670

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (127,858)          235,259

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              990,115           754,856
                                                                                    -------------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $862,257       $   990,115
                                                                                    =============   ===============

CASH PAID DURING THE YEAR FOR:
  Interest                                                                            $ 2,244,453       $ 3,887,139
  Income taxes                                                                        $   526,221       $   191,819


SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES:
  Common stock issued for acquisition of LRS, Inc., net                               $ 2,100,000       $
  Distribution to S Corporation shareholders declared but unpaid                      $                 $    65,742


See notes to financial statements.

TRANSNATIONAL FINANCIAL NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------


1.    DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Transnational Financial Network, Inc. (the "Company") conducts real estate mortgage banking activities through five wholesale branches and two retail branches located in Northern and Southern California, Houston, Texas and Phoenix, Arizona. The Company's revenues are derived primarily from the origination and sale of conforming and non-conforming residential real estate loans for placement in the secondary market.

      General - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the mortgage banking industry. The Company follows the accrual method of accounting.

      On March 17, 1998 the Company's Board of Directors amended the Company's Articles of Incorporation to authorize up to 10,000,000 shares of common stock and up to 2,000,000 shares of preferred stock and approved a 2,468.75-for-1 common stock split. All Common shares and per share amounts in the accompanying financial statements have been adjusted to give effect to the stock split. However, the accompanying financial statements do not reflect the termination of Transnational Financial Network's S corporation status until the termination date, April 30, 1998.

      Public Offering - On June 24, 1998, the Company sold 1,200,000 shares of its common stock for net proceeds of $7,419,719.

      The more significant accounting and reporting policies are discussed below.

      Cash and cash equivalents consist of amounts on deposit with major financial institutions.

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

      Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loan sold, net of commitment fees paid. The Company reflects the value paid for servicing rights released in net gain from sales of mortgage loans. Certain loans are sold under gestation lines in which a gestation bank assumes the risks and rewards of ownership. Accordingly, the income effect on such loan sales has been recorded in the accompanying statements of operations and the resulting cash to be received from the sale is recorded as an asset in the accompanying balance sheets.

      Investment in Loan Link LLC - At December 31, 1999, the Company's investment in Loan Link LLC consists of 900,000 shares of Loan Link LLC's class B nonvoting common shares, which are recorded at cost.

      Property and equipment is stated at cost and is depreciated using straight line depreciation over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the term of the respective lease.

      Goodwill - Goodwill is being amortized by charges to income on a straight-line basis over 10 years. Goodwill amortization for 1999 and 1998 was $185,598 and $0, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

      Production income consists of fees paid to the Company for both retail and wholesale lending by borrowers for the preparation, documentation and underwriting of loans. These fees and related lending transaction costs are deferred until the related loan is sold. Upon sale of the loan, the deferred fees net of costs are recognized as production income.

      Income Taxes - The Company applies an asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits attributable to temporary differences are reduced by a valuation allowance for any benefits that, in the opinion of management, are not likely to be realized.

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

      Commitments to Extend Credit - In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor. Generally, as interest rates increase, the market value of the loan commitment goes down. The opposite effect takes place when interest rates decrease. As described below, the Company uses a combination of financial futures and forward delivery commitments to manage this risk. Hedging of the market risk is most successful when these instruments are matched, resulting in the market values of the financial futures and forward delivery commitments moving in an inverse relationship with the market value changes of the Company's loan commitments. Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Company's underwriting standards. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee to the Company. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those commitments. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for all loans, and consists of real property. The Company's experience has been that substantially all loan commitments are completed or terminated by the borrower within three months. The Company funds these commitments from operating capital and through short-term borrowings on various warehouse lines of credit. Sale of loans to permanent investors provides additional liquidity to the Company.

      Financial Futures - Mortgage backed securities futures contracts are entered into by the Company as hedges against exposure to interest-rate risk and are not for speculation purposes. Changes in the market value of futures contracts are deferred while the contracts are open and subsequently recognized in income or expense after the contract closes and the related assets or liabilities are sold.

      Forward Delivery Commitments - The Company uses mandatory forward sale delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments and certain mortgage loans held for sale. Gains or losses incurred in completing these commitments offset corresponding gains and losses in the items hedged, and are deferred and recognized in the statement of operations when the contract is closed and the related assets are sold. Credit risk on these instruments arise when the Company's position in these securities becomes positive (i.e., "in-the-money") and the Company is a net creditor to the counterparty to the agreement. To manage this risk, the Company only enters into these agreements with major, well-known financial institutions.

      The Company contracts with a hedge management firm to carry out its hedge strategy and to account for these off-balance sheet financial instruments. A market position consisting of financial futures and forward delivery commitments has been established with characteristics that are designed to offset the market risks, which exist with certain mortgage loans held for sale and commitments to extend credit.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts on the balance sheets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

      Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for transactions for which goods or services are consideration for stock-based awards to non-employees based upon the fair value of the goods or services received or the fair value of the stock options awarded, whichever is more reliably measurable. In Note 10, the Company presents the required pro forma disclosures of the effect of stock-based compensation on net income and net income per share using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

      Segment Information - The Company operates as a single business segment - mortgage banking.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999 FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amended SFAS No. 133 to be effective for the fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements.

      Reclassifications - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.    ACQUISITION

      On July 30, 1999, the Company acquired all of the issued and outstanding stock of LRS, Inc., a Silicon Valley based mortgage banking company. The transaction was accounted for under the purchase method of accounting. The operations of LRS, Inc. from July 1, 1999 to December 31, 1999 are included in the accompanying statements of operations. Under the terms of the agreement, the Company paid $1.5 million in cash and issued 579,310 shares of Common Stock at a closing share price of $3.625 per share as of July 30, 1999. In addition, the Company must pay certain earn-out amounts based on pretax income, as defined, to the former stockholders of LRS, Inc. up to a total of $3.2 million over the four-year period beginning August 1, 1999 and ending July 31, 2003. In connection with the acquisition, goodwill of $3,944,425 was recorded and is being amortized using the straight-line method over 10 years.

      The following Unaudited Pro Forma Combined Summary of Operations presents a pro forma combined summary of operations of the Company and LRS, Inc. for the years ended December 31, 1999 and 1998, and it is presented as if the acquisition had been effective on January 1, 1998. This pro forma combined historical summary of operations was adjusted for the amortization of purchase accounting adjustments.

      The Unaudited Pro Forma Combined Summary of Operations data is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or the results of operations that would have actually occurred had the merger been in effect for the periods presented.

      Unaudited ProForma Combined Summary of Operations (the Company and LRS, Inc.):


                                                        Year Ended
                                                       December 31,
                                                --------------------------
                                                   1999            1998

      GROSS REVENUE                             $ 17,662,216    $ 27,719,072


      NET (LOSS) INCOME                         $ (2,527,595)   $  2,898,685


      NET (LOSS) INCOME PER SHARE -
        Basic and diluted                       $      (0,59)   $       0.78

      WEIGHTED AVERAGE
        SHARES OUTSTANDING
        Basic and diluted                          4,279,310       3,703,968




3.    PRO FORMA INFORMATION

      The objective of the unaudited pro forma information on the accompanying statements of income is to show what the significant effects on the historical information might have been had the Company not been treated as an S corporation for tax purposes prior to May 1, 1998, the effective date of the Company's conversion to a corporation.

4.    MORTGAGE LOANS HELD FOR SALE

      The cost of mortgage loans held for sale is the outstanding principal balance of the mortgage loan decreased by fees or discounts collected and increased by fees and discounts paid, and certain direct costs. Fees and costs incurred net of discounts collected are deferred and recognized as adjustments to gain or loss when the related loan is sold.




                                                     December 31,
                                           -------------------------------------
                                                  1999              1998

Mortgage loans                              $  2,008,612     $  60,853,346
Deferred fees, net of costs                          480         1,401,066
                                           -------------     -------------

Total                                       $  2,009,092     $  62,254,412
                                        ================   ===============


      Substantially all mortgage loans held for sale are pledged as collateral against borrowings on the Company's warehouse facility. The lenders release the collateral at the time a mortgage loan is sold and payment is received.

      The total of mortgage loans held for sale is increased by the Company's interest on loans sold to gestation.

5.    NOTES RECEIVABLE

      Notes receivable represents principal advances to individuals at fixed interest rates of 6% and 8%. Principal and interest are due in 2000. Accrued interest related to these notes totaled $40,126 and $45,524 at December 31, 1999 and 1998, respectively.

6.    INVESTMENT IN REAL ESTATE AND REAL ESTATE MORTGAGE

      Investment in real estate consists of a residence in Santa Rosa, California. The real estate was contributed to the Company during 1995 by the shareholders of the S Corporation and is subject to a mortgage assumed by the Company. The real estate is recorded at the property's estimated market value at the date of contribution. Accumulated depreciation on the real estate totaled $21,829 and $17,192 at December 31, 1999 and 1998, respectively. The property is not currently listed for sale and is being rented on a monthly basis. The mortgage is due on November 30, 2019 bearing interest at the 11th District cost of funds index plus 2.45% (7.33% at December 31, 1999) and interest adjusts on a monthly basis.

7.    PREMISES AND EQUIPMENT

      Major classifications of premises and equipment at December 31 are summarized as follows:




                                                       1999           1998

Furniture, fixtures and equipment                  $  911,028     $  326,442
Leasehold improvements                                 68,162         40,130

           Total                                      979,190        366,572

Accumulated depreciation and amortization            (402,111)       (95,131)
                                                 -------------- --------------

Net                                                $  577,079     $  271,441
                                                 ==============  ============




      Depreciation and amortization expense on premises and on equipment was $221,659 and $36,708 for 1999 and 1998, respectively.

8.    WAREHOUSE NOTES PAYABLE

      During 1999, the Company maintained two revolving warehouse lines of credit with similar terms, primarily to fund mortgage loan originations. Advances are made on the warehouse lines for specific properties, which are pledged as collateral. Interest is accrued monthly on the warehouse lines and is due at settlement when the underlying loans are sold. All advances are expected to be repaid within one year. The Company maintained a $65 million ($100 million up to September 30, 1999) line with Guaranty Federal Bank which terminated on December 30, 1999. On December 16, 1999, the Company entered into a $50 million line of credit with Residential Funding Corporation ("RFC") which was reduced to $35 million in February 2000. Interest on outstanding advances (none outstanding at December 31, 1999) is at LIBOR plus 1.5% (7.332% at December 31, 1999). The RFC line of credit expires on August 31, 2000.

      The Company maintains a Loan Participation and Custodian Agreement (Gestation Repurchase Line) with Gateway Bank for $15 million dated January 29, 1998. Interest on the December 30, 1999 Guaranty Federal loan transfer is at the Prime Rate plus 0.625% (9.125% at December 31, 1999), interest through January 31, 2000 is at the Prime Rate less 0.75% (7.750% at December 31, 1999) and interest from February 1, 2000 to March 31, 2000 (the termination date) is at the Prime Rate less 1.375%. At December 31, 1999, no amounts were available on the Gestation Repurchase Line.

      The Company also has entered into a $10 million QuickSale Master Loan Participation and Custodian Agreement with Gateway Bank (QuickSale Gestation Line), which allows the Company to sell mortgage loans thereunder pending resale to the Company's investors. Interest on the line is at the Prime Rate less 1.125% (7.375% at December 31, 1999). At December 31, 1999, $5,703,969 was available on the line. The line terminates only upon written notice from either party.

      The Company also has a whole loan Purchase and Sales Agreement (Gestation Repurchase Line) with Greenwich Capital for $30 million. Interest on gestation loans is at LIBOR + 1% (6.832% at December 31, 1999) with an available balance of $30 million. The line terminates only upon written notice from either party.

      The Company must comply with covenants included in its credit agreements, including restrictions on the payment of dividends (50% of net income), maintenance of certain financial ratios, maintaining minimum amounts of tangible net worth ($5,000,000 as of December 31, 1999 and amended to $3,000,000 in 2000) and other conditions. As of December 31, 1999, the Company was in compliance with all covenants except the minimum tangible net worth requirement. A waiver of noncompliance was obtained.

9.    CREDIT FACILITIES

      Subordination Debt - In order to obtain additional capital in 1998, the Company obtained a $1,000,000 short-term note from a bank, subordinated to warehouse lenders. The note bore interest at the Prime Rate plus 2%, and was due and paid in full on the closing of an initial public offering of Company stock (June 24, 1998). Interest expense related to the note in 1998 was $30,131.

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

10.   STOCK BASED COMPENSATION

      On April 20, 1998, the Company's Board of Directors approved the 1998 Stock Compensation Plan (the "1998 Plan"), which permits the granting of options to employees, officers and directors of the Company and non-employees. As of December 31, 1999 and 1998, a total of 164,500 and 255,000 shares of common stock were reserved for future grants of options under the 1998 Plan. No options shall be granted under the plan after April 2008. Vesting of the options is established at the compensation committee's discretion for each grant. Options granted to employees during 1999 and 1998 have a life of 5 years and vest at 25% per year. During 1999 and 1998, the Company issued options to outside directors with a contractual life of 10 years as follows: 80,000 options which vest immediately and 160,000 options which vest only upon a change in control.

      A summary of stock options follows:



                                                                   Weighted
                                                                    Average
                                                    Stock          Exercise
                                                   Options          Price

Outstanding at January 1, 1998                        -

Options granted                                    225,000          $ 7.50
                                               -------------

Outstanding at December 31, 1998                   225,000            7.50

Options granted                                    155,500            7.50

Options forfeited                                  (45,000)           7.50
                                               -------------

Outstanding at December 31, 1999                   335,500            7.50
                                               =============

      Information about stock options outstanding at December 31, 1999 is summarized as follows:


                                                        Weighted                           Weighted
                                                         Average                           Average
                                        Average         Exercise                           Exercise
   Range of                            Remaining        Price of                           Price of
   Exercise            Options        Contractual        Options          Options          Options
    Prices           Outstanding      Life (Years)     Outstanding      Exercisable      Exercisable


     $ 7.50              335,500           8.90          $7.50             110,000        $     7.50




      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan for grants to employees. The Company applies SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123") for grants to non-employees. Under the intrinsic value method no compensation cost has been recognized for its stock option grants. SFAS No. 123, requires disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation. Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below.

                                                                             1999              1998
Net (loss) income:
  As reported                                                           $  (2,629,918)     $  1,169,675
  Pro forma                                                             $  (2,978,543)     $  1,011,725

Basic and diluted (loss) income per common share:
  As reported                                                           $       (0.67)     $       0.37
  Pro forma                                                             $       (0.75)     $       0.32





      The fair value of the stock options granted during 1999 and 1998, respectively, is estimated as $500,180 and $157,950 on the date of grant using a binomial option-pricing model with the following assumptions: $0 and $0.375 annual dividend, volatility of 58.50% and 21.89%, risk-free interest rate of 6.5% and 5.4%, assumed forfeiture rate of zero, and an average expected life of 9.2 to 6.0 years. The weighted average fair value per share of options granted in 1999 and 1998 was $3.23 and $1.50, respectively.

11.      401(K) PLANS

      On January 1, 1999, the Company established a 401(K) and Profit Sharing Plan (the "TFN Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employees' gross salary limited to the amount of the employee's contribution. The Company contributed $29,908 to the TFN Plan during 1999.

      The Company also maintains a 401(k) Savings Plan ("the LRS Plan") which covers certain previous employees of LRS, Inc. (see Note 2). Under the LRS Plan, the Company matches 50% of employee contributions up to a maximum of 6% of gross salary. From August 1, 1999 (date of acquisition) through December 31, 1999, the Company contributed $8,371 to the LRS Plan.

12.   INCOME TAXES

      The Company was a subchapter S Corporation through April 30, 1998 and therefore was not subject to federal income tax. As of May 1, 1998, the company became a corporation for tax purposes. Income tax (benefit) expense for the years ended December 31 were as follows:




                                                    1999           1998
Current:
  Federal                                      $  (150,952)    $  331,580
  State                                            (14,864)       106,389
                                               -----------------------------
           Total                                  (165,816)       437,969
                                               -----------------------------

Deferred:


  Federal                                          (89,870)        89,870
  State                                            (44,314)        44,314
                                                ----------------------------
           Total                                  (134,184)       134,184
                                                ----------------------------

Total                                           $ (300,000)     $ 572,153
                                                =============== ============




      The effective federal tax rate for the years ended December 31, differ from the statutory tax rate as follows:


                                                      1999       1998

Federal income tax at statutory rates                 34.0%      34.0%
Net operating loss carrybacks, net
  of valuation allowance                             (26.6)
State income taxes, net of federal
  income tax benefit                                              5.4
S Corporation income                                             (6.8)
Other                                                  2.8        0.3
                                                     -----      -----
                                                      10.2%      32.9%
                                                     =====      =====

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability at December 31 are as follows:



                                                      1999                1998
Deferred tax assets:

  Net operating loss carryforwards              $   623,195          $
  Goodwill                                           37,883
  Property and equipment                              2,706
  State taxes                                           272             49,121
  Other                                               5,690
                                                ------------        -----------

           Total deferred tax assets                669,746             49,121

Deferred tax liabilities:
  Prepaid rent                                      (14,690)           (12,102)
  Deferred loan costs                                (1,150)          (138,784)
  Property and equipment                                               (27,147)
  Other                                                                 (5,272)
                                                ------------        -----------

           Total deferred tax liabilities           (15,840)          (183,305)
                                                 -------------------------------

Net deferred tax asset (liability) before
  valuation allowance                               653,906           (134,184)
Valuation allowance                                (653,906)
                                                ------------        -----------

Net deferred tax liability                        $       -        $  (134,184)
                                                ============        ===========



      At December 31, 1999, the net deferred tax asset is fully reserved through valuation allowances. Federal and state net operating loss carryforwards of $535,767 and $87,428 expire in 2019 and 2004, respectively.

13.   CAPITAL STOCK

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

      On June 24, 1998, the Company issued to Tejas Securities Group, Inc., the underwriter for the Company's public offering, warrants to purchase 120,000 shares of TFN's stock at $8.12 expiring June 24, 2003. The fair value of these grants was deducted from the common stock offering proceeds.

      On November 4, 1998, the Company issued warrants to purchase 5,000 shares of the Company's common stock at $7.50 per share to James Drewitz. The warrants are exercisable through November 4, 2008. Salaries and benefits expense related to the warrants was not significant.

      On October 15, 1999, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $2.45 per share to First Colonial Securities Group, Inc. The warrants are exercisable through October 15, 2005 and were recorded as salaries and benefits expense in the statement of operations.

14.   NET (LOSS) INCOME PER SHARE

      Basic net (loss) income per share is based on net (loss) income after dividends and on the weighted average common shares outstanding. Diluted net (loss) income is computed based on the weighted average number of common shares outstanding adjusted for the common stock equivalents, which include stock options and warrants. The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 1999 and 1998 in accordance with SFAS No. 128. For the years ended December 31, 1999 and 1998, the effect of including outstanding options and warrants of 480,500 and 350,000, respectively, in the calculation of diluted earnings per share would be antidilutive. As a result, the effect of those outstanding options has not been included in the calculations.


                                                                              1999             1998
Basic and Diluted Net (Loss) Income Per Share

Net (loss) income                                                        $  (2,629,918)    $  1,169,675
Weighted average common
  shares outstanding                                                         3,946,202        3,124,658
                                                                       ---------------------------------

Basic net (loss) income per share                                        $       (0.67)    $       0.37
                                                                       ===============     ============



15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's mortgage banking activities consist of the origination and sale of mortgage loans for placement in the secondary market. The Company enters into commitments to extend credit, forward delivery contracts to sell mortgage-backed securities and forward delivery commitments for the sale of whole loans in the normal course of business to manage interest rate risks. Deferred gains on open positions of mortgage-backed securities delivered under the forward sales contracts approximated $90,000, and offset losses in the Company's loan commitments to borrowers.

      The following disclosure of the estimated fair value of financial instruments at December 31 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies could significantly affect the estimates.

                                                1999                             1998
                                    ------------------------------ ---------------------------------
                                       Carrying         Fair           Carrying          Fair
                                         Value         Value            Value           Value

Financial assets:
  Cash                              $  862,257      $  862,257      $ 1,065,349     $ 1,065,349
  Mortgage loans held for sale       2,009,092       2,010,787       62,499,178      62,800,000
  Investment in Loan Link LLC          300,000         300,000
  Receivable from Loan Link LLC        200,000         200,000
  Notes receivable                     135,819         129,380          135,819         124,888

Financial liabilities:

  Warehouse notes payable                                            53,587,740      53,587,740
  Real estate mortgage                 140,283         140,283          143,975         143,975

Off-balance-sheet instruments:

  Commitments to extend credit                      $  165,250                          141,228

  Financial futures                                     72,380

  Forward delivery commitments                          93,093                           42,930





      The notional amount of the Company's commitments to extend credit at fixed interest rates were approximately $33,050,100 and $39,000,000 at December 31, 1999 and 1998. The Company also made commitments to deliver $7,750,000 and $44,000,000 in loans and in mortgage backed securities to various investors, all at fixed interest rates as of December 31, 1999 and 1998.

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

      Investment in Loan Link LLC - Management believes the carrying amount is a reasonable estimate of fair value considering the early stage of Loan Link LLC's development.

      Receivable From Loan Link LLC - The carrying amount is a reasonable estimate of fair value.

      Notes Receivable - The fair value of notes receivable is estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers.

      Financial Liabilities - The fair value of financial liabilities is believed to approximate the carrying amount because the terms of the debt are similar to terms currently offered by lenders or the interest rates are variable based on current market rates.

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

16.   SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

      A significant portion of the Company's business activity is with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements.

      Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. The Company has not been required to repurchase any loans sold during the years ended December 31, 1999 and 1998.

      The Company has a concentration of credit risk with respect to cash deposited with commercial banks in excess of federally insured limits.

17.   COMMITMENTS AND CONTINGENCIES

      Operating Leases - The Company has entered into various operating lease agreements for the rental of office space. The following represents aggregate future minimum lease payments under these agreements:




Year ending December 31:

  2000                                                 $     683,785
  2001                                                       603,664
  2002                                                       417,457
  2003                                                       350,295
  2004                                                       177,283
                                                     ---------------

           Total                                        $  2,232,484
                                                      ==============





      Building and equipment rental expense was approximately $726,571 and $237,364 for the years ended December 31, 1999 and 1998.

      Litigation - The Company is involved in legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

                                     ******

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

      Date: March 29, 2000



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jospeh Kristul                             Director          March 29, 2000
--------------------------------------------
      Joseph Kristul



/s/ Maria Kristul                              Director          March 29, 2000
--------------------------------------------
      Maria Kristul



                                               Director          March 29, 2000
--------------------------------------------
      Hilary Whitley



                                               Director          March 29, 2000
--------------------------------------------
      Robert A. Shuey



/s/ Robert A. Forrester                        Director          March 29, 2000
--------------------------------------------
      Robert A. Forrester



/s/ William A. Russell                         Director          March 29, 2000
--------------------------------------------
      William A. Russell



                                               Director          March 29, 2000
--------------------------------------------
      Alex Rotzang



/s/ J. Peter Gaskins                           Director          March 29, 2000
--------------------------------------------
      J. Peter Gaskins