Form 10QSB
period 2000-03-31
TRANSNATIONAL FINANCIAL CORP
filed 2000-05-22
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

California                                              94-2964195
--------------------------------------------------------------------------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

401 Taraval Street, San Francisco, CA                   94116
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (415) 242-7800
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 22, 2000: 4,279,310

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                 March 31, 2000

                                    UNAUDITED

                                TABLE OF CONTENTS                    PAGE NUMBER

PART 1  ITEM 1      FINANCIAL INFORMATION

                    Condensed Balance Sheets as of  March  31,  2000
                    And December 31, 1999                                 2

                    Condensed Statements of Operations
                    For the Three  Months
                    Ended March 31, 2000 and 1999                         3

                    Condensed Statements of Cash Flows for the
                    Three Months Ended  March 31, 2000  and 1999          4

                    Notes to Condensed Financial Statements               5

        ITEM 2      Management's Discussion and Analysis of

                    Financial Condition and Results of Operations         8

PART II Item 6. Exhibits and Reports on Form 8-K                         12

                  SIGNATURES-

                        PART I - FINANCIAL INFORMATION

                     TRANSNATIONAL FINANCIAL NETWORK, INC.
                           CONDENSED BALANCE SHEETS

                                                                                       March 31,           December 31,
                                                                                          2000                  1999
                                                                                -------------------     -----------------
                                                                                      (Unaudited)             (Audited)

ASSETS
    Cash and cash equivalents                                                     $       1,737,542      $        862,257
    Mortgage loans held for sale                                                         20,683,823             2,009,092
    Accrued interest receivable                                                              29,978                40,126
    Investment in Loan Link, LLC                                                                  0               300,000
    Receivable from Loan Link, LLC                                                          300,000               200,000
    Notes receivable                                                                        100,000               135,819
    Investment in real estate                                                               189,512               190,671
    Goodwill                                                                              3,661,040             3,758,827
    Property and equipment, net                                                             523,982               577,079
    Other  assets                                                                           709,209               988,930
                                                                                -------------------     -----------------
    TOTAL ASSETS                                                                  $      27,935,086      $      9,062,801
                                                                                   ================       ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

    Warehouse notes payable                                                       $      20,358,746      $              0
    Accrued interest payable                                                                 95,829               164,278
    Real estate mortgage                                                                    139,574               140,283
    Due to shareholders                                                                      22,043                22,043
    Accounts payable and accrued expenses                                                     9,588                80,392
                                                                                -------------------     -----------------

    Total liabilities                                                                    20,625,780               406,996

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value; 2,000,000 shares
       authorized; no shares issued or outstanding                                                0                     0
    Common stock, no par value; 10,000,000 shares authorized:
       4,279,310 shares  issued and  outstanding
       as of March 31, 2000 and December 31, 1999                                        10,558,709            10,558,709
    Accumulated deficit                                                                  (3,249,403)           (1,902,904)
                                                                                -------------------     -----------------

    Total shareholders' equity                                                            7,309,306             8,655,805



    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $      27,935,086      $      9,062,801
                                                                                   ================       ===============




           See accompanying notes to condensed financial statements.

                 TRANSNATIONAL FINANCIAL NETWORK, INC.
                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31

                                                                                      2000                   1999
                                                                                -------------------     -----------------
INCOME
              Net gain on sale of mortgage loans                         $             397,164           $ 1,473,451
              Production income                                                      1,302,488               936,272
              Interest income                                                          474,757             1,029,531
              Other                                                                     28,925                 9,855
                                                                                -------------------     -----------------
                                                                                     2,203,334             3,449,109

EXPENSES
              Interest expense                                                         493,807             1,000,158
              Salaries and benefits                                                  2,085,717             1,431,075
              General and administrative                                               790,797               422,893
              Occupancy                                                                179,512                91,601
                                                                                -------------------     -----------------
                                                                                     3,549,833             2,945,727

INCOME(LOSS) BEFORE INCOME TAXES                                                    (1,346,499)              503,382

INCOME TAX  EXPENSE                                                                          0               211,420

NET INCOME (LOSS)                                                        $          (1,346,499)            $ 291,962
                                                                         ======================   ===================



NET (LOSS) INCOME PER SHARE
              Basic and diluted                                          $               (0.31)               $ 0.08

WEIGHTED AVERAGE SHARES OUTSTANDING
              Basic                                                                  4,279,310             3,700,000
              Diluted                                                                4,279,310             3,700,000




              See accompanying notes to condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Three Months
                                                                                            Ended March 31

                                                                                      2000                    1999
                                                                                -------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                                            $ (1,346,499)             $ 291,962
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Gain on sale of mortgage loans                                                 (368,412)            (1,727,402)
     Provision for loan losses                                                        28,752                 (7,500)
     Depreciation and amortization                                                   155,010                 25,678
     Mortgage loans originated for sale                                         (152,070,208)          (269,693,249)
     Proceeds from sales of mortgage loans                                       133,735,137            304,202,129
    Changes in assets and liabilities:


        Accrued interest receivable                                                   10,148                    145
        Notes receivable                                                              35,819                      -
        Other assets                                                                 279,721                (23,782)
        Accrued interest payable                                                     (68,449)              (202,464)
        Accounts payable and accrued liabilities                                     (70,804)              (387,926)

           Net cash provided by (used in) operating activities                   (19,679,785)            32,477,591



CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                               (2,967)              (153,415)
    Repayment of advances by Loan Link, LLC                                          200,000                      -


           Net cash provided by (used in) investing activities                       197,033               (153,415)



CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on warehouse notes payable                                        188,108,591            265,273,574
    Payments on warehouse notes payable                                         (167,749,845)          (297,337,071)
    Payments on real estate mortgage                                                    (709)                (1,069)
    Payments on distributions payable to "S" corporation stockholders                      -                (65,742)


           Net cash provided by (used in) financing activities                    20,358,037            (32,130,308)



INCREASE IN CASH AND CASH EQUIVALENTS                                                875,285                193,868


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         862,257                990,115


CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 1,737,542            $ 1,183,983
                                                                           =================    ===================


CASH PAID DURING THE PERIOD FOR:
     Interest                                                                      $ 562,255            $ 1,202,602
     Taxes                                                                               $ -              $ 340,746





           See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000

                                   (Unaudited)


NOTE 1 The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations.

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                   Reclassifications - Certain amounts in the March 31, 1999 financial statements have been reclassified to conform to the March 31, 2000 presentation.

NOTE 2 The results of operations of the Company for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3             Net Income (Loss) Per Share

                   Basic net (loss) income per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted for the common stock equivalents, which include stock options, if dilutive. For the three months ended March 31, 2000 and 1999, the effect of including outstanding options in the calculation of diluted income (loss) per share would be antidilutive. As a result, the effect of those outstanding options has not been included in the calculations.


 NOTE 4            Acquisition

                   On July 30, 1999, the Company acquired all of the issued and outstanding stock of LRS, Inc., a Silicon Valley based mortgage banking company. Under the terms of the agreement, the Company paid $1.5 million in cash and issued 579,310 shares of Common Stock at a closing share price of $3.625 per share as of July 30, 1999. In addition, the Company must pay certain earn-out amounts based on pretax income, as defined, to the former stockholders of LRS, Inc. up to a total of $3.2 million over a four-year period beginning August 1, 1999 and ending July 31, 2003. In connection with the acquisition, goodwill of $3,944,425 was recorded and is being amortized using the straight-line method over 10 years.

                   The following Unaudited Pro Forma Combined Summary of Operations presents a pro forma combined summary of operations of the Company and LRS, Inc. for the three-month period ended March 31, 1999, and it is presented as if the acquisition had been effective on January 1, 1999. This pro forma combined historical summary of operations was adjusted for the amortization of purchase accounting adjustments.

                   The Unaudited Pro Forma Combined Summary of Operations data is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or the results of operations that would have actually occurred had the merger been in effect for the periods presented.

Unaudited Pro forma Combined Summary of Operations (the Company and LRS, Inc.) for the three month period ending March 31, 1999





    GROSS REVENUE                                           $     6,819,609
                                                            ---------------

    NET INCOME (LOSS)                                       $       683,698
                                                            ---------------

    NET INCOME (LOSS) PER SHARE
        Basic                                               $        0.16
        Diluted                                             $        0.16

    WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                                   4,279,310
        Diluted                                                 4,279,310



NOTE 5

                   During the first quarter of 2000, Transnational Financial Network, Inc. entered into an agreement with 4ADREAM LOAN LINK LLC to convert its $300,000 cash investment to a receivable to be repaid in three years. The Company will continue to maintain a 19.9% ownership interest. The $200,000 receivable at December 31, 1999 was repaid in February 2000.

NOTE 6

                   In February 2000, the Company's Board of Directors approved the 2000 Stock Incentive Plan ("2000 plan") effective March 1, 2000. All options presently issued and outstanding under the 1998 Stock Compensation Plan ("1998 plan") will continue to be honored but no more options may be issued under the 1998 Plan.

                   Under the 2000 Plan, the maximum number of shares that can be granted in any one year to any single individual either directly or via option grants will be 150,000. Among other features of the plan is an initial outside directors' option grant of 15,000 shares to each director at the date the plan was adopted or upon the director first becoming such. Each outside director also receives an option for 5,000 shares upon election at the annual meeting of stockholders provided the director has served at least six months. The option price is the market price of the stock on the date of grant. The 2000 Plan also contains an incentive stock option plan which allows options to be granted to eligible employees. The 2000 Plan also permits directors and certain employees to receive options in lieu of compensation as well as directly granting stock to certain employees as a bonus. As of May 12, 2000, there have been no options granted under the 2000 Plan other than automatic grants to outside directors.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

                   Forward-Looking Information

                   The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

GENERAL

                   Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties primarily in California and Arizona. During the second quarter of 1999, the Company opened additional loan production offices in Houston, Texas and Phoenix, Arizona and in Reno, Nevada. Both the Texas and Reno offices were subsequently closed.

                   Similar to industry experience, the Company's loan production and profit performance are strongly affected by mortgage interest rates. FHLMC's 30-year fixed rates for home mortgages have been increasing throughout 1999 and have continued to rise thus far in 2000. In January 1999, these rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91%% at year-end. During the first three months of 2000, FHLMC 30-year fixed mortgage rates rose further reaching 8.24% by the end of the quarter.

                   Increasing interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans. Thus, the Company saw its volume of mortgage loans drop beginning in the second quarter of 1999 and continuing through the first quarter of 2000. The following table sets forth the wholesale and retail production for the periods indicated.

                              Mortgage Loan Volume
                       For 1999 Through First Quarter 2000


                                    1st  Qtr.-99    2nd Qtr. -99     3rd Qtr. -99     4th Qtr. -99     1st Qtr. -00
                   Wholesale        $269,810,903    $185,189,710     $165,426,612     $159,819,500     $144,043,724

                   Retail             27,053,889      21,097,932       75,457,636       69,371,902       77,405,856
                                    -------------   -------------    -------------    -------------    -------------
                   TOTAL            $296,864,792    $206,287,642     $240,884,248     $229,191,402     $221,449,580
                                    ============    ============     ============     ============     ============

         The Company's mortgage loan volume declined by $75,415,212 or 25.4% for the first three months of 2000 when compared to the first three months of 1999 with wholesale mortgage loan production dropping by $125,767,179 or 46.6% while retail mortgage loan production more than doubled and increased by $50,351,967 or 186.1%. Wholesale loan production followed the overall slowdown in the mortgage banking industry as a result of increasing mortgage interest rates. Wholesale loan production of the office in Arizona and of the wholesale division of the acquired LRS, Inc. added to the volume but not enough to offset the decline in production of the other offices. On the other hand, retail production increased because of the large retail operations of the acquired LRS, Inc..

THREE  MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

                   For the first three months of 2000 the Company incurred a net loss of $1,346,499 compared to net income after tax of $291,962 during the same period in 1999. Gross revenue declined by $1,245,771 or $ 36.1% attributable to reduced wholesale loan originations while expenses went up by $604,112 or 20.5% because of the acquisition of LRS, Inc. on July 31, 1999 and the establishment of new branches in Houston, Texas, Reno, Nevada, and Phoenix, Arizona midyear 1999. The Company closed the branch in Texas but the Company's Texas operation affected the results of operations until end-March 2000. The Company closed the Reno branch in December, and these operations did not affect the Company's revenue or expenses in the first quarter of 2000.

                   Net gain on the sale of mortgage loans during the first quarter of 2000 decreased by $1,076,287 or 73.1% compared to the same period last year. Lower production volume and the narrower profit margins on loan sales as a result of greater competition caused this decline.

                   Production income increased by $366,216 or 39.1% because of increased retail production described earlier. Production income is primarily derived from loan fees from both wholesale and retail production.

                   Interest income is derived from payments received on mortgage loans during the period prior to the mortgage loan being sold by the Company. Interest expense is incurred under the Company's warehouse line of credit when the Company is required to borrow to fund mortgage loans. During the first quarter of 2000, the cost of borrowing exceeded the interest received by the Company on the mortgage loans funded by the Company resulting in a net interest expense of $19,049 in contrast to a net interest income of $29,373 during the first quarter of 1999. While the Company lowered interest costs by changing to another warehouse line provider at the beginning of this year, the change in loan mix, dictated by the market, accounts for the negative interest spread this year compared to 1999. As interest rates rose, competition increased and the Company offered extremely low rates during the initial loan period for certain variable rate mortgage loans. While successfully attracting business, these rates are significantly below the rates the Company pays for its warehouse line until the loan is sold.

                   Salaries and benefits, general and administrative, and occupancy expenses were all higher during the first three months of 2000 compared to the first quarter of 1999 due to expenses for the new loan production offices in Houston and Phoenix which opened mid-June 1999 and most significantly due to the addition of general overhead for the acquired LRS, Inc. starting August 1999. The Company also paid a higher combined rent when it consolidated its retail and wholesale offices as well as its Accounting Department in one building in San Francisco in July of 1999. Excluding interest expense, other expenses combined increased by 57.1%, with salaries and benefits up 45.8%, general and administrative expenses by 87% and occupancy costs by 96.0%.

 LIQUIDITY AND CAPITAL RESOURCES


                   The Company's funding resources consist principally of a warehouse line provided by a lender who fund mortgage loans pending resale of the loans to investors. Until termination on December 30, 1999, Guaranty Federal Bank provided this facility. Beginning January 1, 2000 Residential Funding Corporation replaced this facility. The Company's present warehouse line with Residential Funding Corporation is for $40 Million.

                   The Company also has a $10 Million Quick Sale Master Loan Participation and Custodian Agreement with Gateway Bank. The line terminates only upon written notice from either party. The Company also had a Gestation Repurchase Line with Gateway Bank for $15 Million which expired March 31, 2000 and which is being renegotiated. There is also a whole loan Purchase and Sales Agreement (Gestation Repurchase Line) with Greenwich Capital for $30 Million. The line terminates only upon written notice from either party. These lines provide for the sale of mortgage loans pending final resale.

                   The Company believes that funds provided through these facilities combined with cash flows from operations,are sufficient to support its operations.in accordance with the Year 2000 budget.

                   The acquisition of LRS, Inc. increased capital stock to $10,558,709, or by $2,105,650 on July 31, 1999 which increased the Company's capital and leveraged borrowing capacity. The Company recorded goodwill of $3,944,425, which is solely attributable to the acquisition of LRS, Inc. As previously stated, this goodwill is being amortized over ten years.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Transnational Financial Corporation


May 22, 2000                       /s/ Joseph Kristul


                                   --------------------------------------------
                                   Joseph Kristul, Chief Executive Officer
                                   And Principal Financial Officer