Form 10QSB
period 2000-06-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2000-08-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 15, 2000: 4,279,310

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JUNE 30, 2000

                                    UNAUDITED

                    TABLE OF CONTENTS                                PAGE NUMBER


PART 1  ITEM 1      FINANCIAL INFORMATION

                    Condensed Balance Sheets as of June 30, 2000
                    And December 31, 1999                                   2

                    Condensed Statements of Operations
                    For the Three and Six Months

                    Ended June 30, 2000 and 1999                            3

                    Condensed Statements of Cash Flows for the

                    Three Months Ended June 30, 2000 and 1999               4

                    Notes to Condensed Financial Statements                 5

        ITEM 2      Management's Discussion and Analysis of

                    Financial Condition and Results of Operations           8


PART II ITEM 4      SUBMISSION OF MATTERS OF VOTE TO                       13
                    SECURITY HOLDERS


                    SIGNATURES

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                                 June 30,         December 31,
                                                                                    2000              1999
                                                                             ------------------ ---------------
                                                                                (Unaudited)
ASSETS

               Cash and cash equivalents                                     $      837,897     $       862,257
               Mortgage loans held for sale                                      19,593,912           2,009,092
               Accrued interest receivable                                           60,799              40,126
               Investment in Loan Link, LLC                                               0             300,000
               Receivable from Loan Link, LLC                                       300,000             200,000
               Notes receivable                                                     100,000             135,819
               Investment in real estate                                                  0             190,671
               Goodwill                                                           3,618,467           3,758,827
               Property and equipment, net                                          412,871             577,079
               Other assets                                                         815,001             988,930
                                                                             ------------------ ---------------

TOTAL ASSETS                                                                 $   25,738,947     $     9,062,801
                                                                             ================== ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

              Warehouse notes payable                                        $   19,116,796     $             0
              Accrued interest payable                                              111,084             164,278
              Real estate mortgage                                                        0             140,283
              Due to shareholders                                                         0              22,043
              Accounts payable and accrued liabilities                               16,567              80,392
                                                                             ------------------ ---------------

TOTAL LIABILITIES                                                                19,244,447             406,996
                                                                             ------------------ ---------------


SHAREHOLDERS' EQUITY
              Preferred stock, no par value: 2,000,000 shares
                 authorized, no shares issued or outstanding                              0                   0
              Common stock, no par value: 10,000,000 shares
                 authorized: 4,279,310 shares issued and outstanding,
                 as of June 30, 2000 and December 31, 1999                       10,558,709          10,558,709
              Accumulated deficit                                                (4,064,209)         (1,902,904)
                                                                             ------------------ ---------------

TOTAL SHAREHOLDERS' EQUITY                                                        6,494,500           8,655,805
                                                                             ------------------ ---------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   25,738,947      $    9,062,801
                                                                             ================== ===============



            See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                 For the Three                   For the Six
                                                                  Months Ended                  Months Ended
                                                                    June 30,                      June 30,
                                                          ----------------------------- ------------------------------

                                                              2000           1999            2000           1999
                                                              ----           ----            ----           ----
    INCOME

                 Net gain on sale of mortgage loans         $  476,442      $ 861,655       $ 873,606    $ 2,335,105
                 Production income                           1,339,405        567,703       2,641,893      1,503,971
                 Interest Income                               421,785        476,971         876,817      1,500,371
                 Other                                         157,504          4,127         206,154         20,118

                                                          -------------- -------------- --------------- --------------
                                                             2,395,136      1,910,456       4,598,470      5,359,565
                                                          -------------- -------------- --------------- --------------


   EXPENSES

                 Interest expense                               437,812        346,560         929,066      1,344,406
                 Salaries and benefits                        1,912,574      1,370,348       3,988,729      2,792,917
                 General and administrative                     670,050        566,085       1,473,004        999,793
                 Occupancy                                      189,506         94,424         368,975        186,028
                                                          -------------- -------------- --------------- --------------
                                                              3,209,942      2,377,417       6,759,774      5,323,144
                                                          -------------- -------------- --------------- --------------


INCOME (LOSS) BEFORE INCOME TAXES                          (   814,806)    (  466,961)      (2,161,304)        36,421

INCOME TAX (BENEFIT) EXPENSE                                          0      (196,433)               0         14,987

                                                          -------------- -------------- --------------- --------------
NET (LOSS) INCOME                                          $(  814,806)    $ (270,528)   $ (2,161,304)       $ 21,434
                                                          ============== =============== ============== ==============



NET (LOSS) INCOME  PER SHARE

                 Basic and diluted                          $  (  0.19)    $  (  0.07)     $   ( 0.51)        $  0.01


WEIGHTED AVERAGE SHARES OUTSTANDING
                  Basic and diluted                           4,279,310      3,700,000       4,279,310      3,700,000

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                              For the Six
                                                                                              Months Ended
                                                                                                June 30,
                                                                                         2000              1999
                                                                                   ----------------- -----------------
Cash flows from operating activities:

           Net (loss) income                                                       $(2,161,304)       $     21,434
           Adjustments to reconcile net income to net cash provided By (used in)
           operating activities:
                   Gain on sale mortgage loans                                        (788,595)         (2,755,973)
                   Provision for early payoffs                                         (85,011)            (42,500)
                   Depreciation and amortization                                       314,599              54,943
                   Mortgage loans originated for sale                             (281,773,567)       (455,000,613)
                   Proceeds from sales of mortgage loans                           265,062,354         506,091,109
                   Net gain on sale of investment property                             (65,297)                  0
                   Changes  in assets  and liabilities:
                        Accrued interest receivable                                    (20,673)             (2,989)
                        Notes receivable                                                35,819                   0
                        Other assets                                                  (286,333)           (370,499)
                        Accrued interest payable                                       (53,194)           (303,328)
                        Accounts payable and accrued liabilities                       (63,825)           (697,416)
                                                                                   ----------------- -----------------

             Net cash provided by (used in) operating activities                   (19,312,363)         46,994,168
                                                                                   ----------------- -----------------

Cash flows from investing activities:

             Purchases of property and equipment                                       (12,391)          (261,481)
             Repayment of advances by Loan Link, LLC                                   200,000                  0
             Additional cost to acquire LRS                                            (15,246)                 0
                                                                                   ----------------- -----------------
             Net cash provided by (used in) investing activities                       172,363           (261,481)
                                                                                   ----------------- -----------------

Cash flows from financing activities:

             Borrowings on warehouse notes payable                                 316,490,191        444,939,897
             Payments on warehouse notes payable                                  (297,373,395)      (492,094,714)
             Payments on distribution payable to "S" corporation stockholders                0            (65,742)
             Payments on real estate mortgage                                           (1,156)            (1,934)
                                                                                   ----------------- -----------------

             Net cash provided by (used in) financing activities                    19,115,640        (47,222,493)

                                                                                   ----------------- -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (24,360)          (489,806)
                                                                                   ----------------- -----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         862,257            990,115
                                                                                   ----------------- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   837,897       $    500,309
                                                                                   ================= =================

CASH PAID DURING THE PERIOD FOR
             Interest paid                                                         $   887,654       $  1,652,559
                                                                                   ================= =================

             Income taxes paid                                                     $         0       $    515,016
                                                                                   ================= =================


            See accompanying notes to condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)



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

                     Reclassifications - Certain amounts in the June 30, 1999 financial statements have been reclassified to conform to the June 30, 2000 presentation.

NOTE 2 The results of operations of the Company for the six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3               Net (Loss) Income  Per Share

                     Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securites. For the six months ended June 30, 2000 and 1999, the effect of including potentially dilutive securities in the calculation of diluted net (loss) income per share would be antidilutive. As a result, the effect of those outstanding options has not been included in the calculations.

NOTE 4               Acquisition

                     On July 30, 1999, the Company acquired all of the issued and outstanding stocks of LRS, Inc., a Silicon Valley based mortgage banking company. Under the terms of the agreement, the Company paid $1.5 million in cash and issued 579,310 shares of Common Stock at a closing share price of $3.625 per share as of July 30, 1999. In addition, the Company must pay certain earn-out amounts based on pretax income, as defined, to the former stockholders of LRS, Inc. up to a total of $3.2 million over a four-year period beginning August 1, 1999 and ending July 31, 2003. In connection with the acquisition, goodwill was recorded and is being amortized using the straight-line method over 10 years. As of June 30, 2000, goodwill including ongoing accrual for earn out of former shareholders of LRS, Inc. was $3,984,639.

                     The following Unaudited Pro Forma Combined Summary of Operations presents a pro forma combined summary of operations of the Company and LRS, Inc. for the six-month period ended June 30, 1999 and it is presented as if the acquisition had been effective on January 1, 1999. This pro forma combined historical summary of operations was adjusted for the amortization of purchase accounting adjustments.

                     The Unaudited Pro Forma Combined Summary of Operations data is intended for information purposes only and is not necessarily indicative of the future results of operations of the Company that would have actually occurred had the merger been in effect for the periods presented.

             Unaudited Pro Forma Combined Summary of Operations (the
                             Company and LRS, Inc.)
                  For the six-month period ending June 30, 1999



                     GROSS REVENUE                     $11,225,887

                     NET (LOSS) INCOME                 $   317,329

                     NET (LOSS) INCOME PER SHARE

                     Basic                             $      0.07
                     Diluted                           $      0.07

                     WEIGHTED AVERAGE SHARES OUTSTANDING

                     Basic                               4,279,310
                     Diluted                             4,279,310

NOTE 5 During the first quarter of 2000, Transnational Financial Network, Inc. entered into an agreement with 4ADREAM LOAN LINK LLC to convert its $300,000 cash investment to a receivable to be repaid in three years. The Company will continue to maintain a 19.9% ownership interest. The $200,000 receivable at December 31, 1999 was repaid in February 2000.

NOTE 6 On June 30, 2000, the Company sold its investment property in Sta. Rosa, California at a net gain of $65,297. The receivable for the sale is included in Other Assets.

NOTE 7 In February 2000, the Company's Board of Directors approved the 2000 Stock Incentive Plan ("2000 Plan") effective March 1, 2000. All options presently issued and outstanding under the 1998 Stock Compensation Plan ("1998 Plan") will continue to be honored but no more options may be issued under the 1998 Plan.

                  Under the 2000 Plan, the maximum number of shares that can be granted in any one year to any single individual either directly or via option grants will be 150,000. Among other features of the plan is an initial outside directors' option grant of 15,000 shares to each director at the date the plan was adopted or upon the director first becoming such. Each outside director also receives an option for 5,000 shares upon election at the annual meeting of stockholders provided the director has served at least six months. The option price is the market price of the stock on the date of grant. The 2000 Plan also contains an incentive stock option plan which allows options to be granted to eligible employees. The 2000 Plan also permits directors and certain employees to receive options in lieu of compensation as well as directly granting stock to certain employees as a bonus. As of July 25, 2000, there have been no options granted under the 2000 Plan other than automatic grants to outside directors. The 2000 Plan was ratified by the shareholders at the annual shareholders meeting held on May 11, 2000.

NOTE 8 The agreement with RFC requires that the Company maintain a tangible net worth of at least $3,000,000. At June 30, 2000, the Company's tangible net worth was approximately $2,900,000. The Company anticipates adding $1,000,000 in subordinated debt which will allow the Company to comply with the tangible net worth requirement of the RFC agreement.

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

GENERAL

               Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties in the San Francisco Bay area and Southern California. During the second quarter of 1999, the Company opened additional loan production offices in Houston, Texas, Phoenix, Arizona and Reno, Nevada. The Nevada and Texas offices were subsequently closed.

               The Company's results of operations are strongly affected by mortgage interest rates. Increasing interest rates result in diminished demand for mortgage loans especially those for refinancing. Throughout 1999 Federal Home Loan Mortgage Corporation's 30-year fixed rates for home mortgages increased and have continued to rise this year. In January 1999, these rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of June and dropped sharply to 8.14% by the end of the month. This development came late in June and did affect loan production for June and for the quarter.

               The volume of mortgage loans declined beginning in the third quarter of 1999 and continued through the second quarter of 2000. The following table sets forth the wholesale and retail production for the periods indicated:

                              Mortgage Loan Volume
                    For 1999 Through the Second Quarter 2000



                               1st Qtr.-99   2nd Qtr.-99    3rd Qtr.-99     4th Qtr.-99    1st Qtr.-00   2nd Qtr.-00
               Wholesale     $269,810,903   $185,189,710   $165,426,612    $159,819,500   $144,043,724  $130,878,546

               Retail          27,053,889     21,097,932     75,457,636      69,371,902     77,405,856    82,928,025
                            -------------  -------------     ----------   -------------  ------------- -------------

               TOTAL         $296,864,792   $206,287,642   $240,884,248    $229,191,402   $221,449,580  $213,806,571


               Overall, the Company's mortgage loan volume decreased by $67,896,283 or 13.5% for the first six months of 2000 when compared to the first six months of 1999 with wholesale mortgage loan production declining by $180,078,343 or 39.6% while retail mortgage loan production jumped by $112,182,060 or 233.0%. Similar to industry experience, the Company's loan production slowed down as a result of increasing mortgage interest rates. The office in Arizona, which was opened mid-year 1999 contributed to overall wholesale production but could not fully compensate for the reduction in loan production at other offices. Retail loan production, on the other hand, was much higher this year because of the large retail operations of LRS, Inc. which was acquired on July 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


               For the six-month period ended June 30, 2000, the Company incurred a net loss of $2,161,304 compared to net income after tax of $21,434 during the same period in 1999. Gross revenue declined by $761,095 or 14.2% attributable to reduced wholesale loan originations. Expenses increased by $1,436,630 or 27.0% .. A significant portion of this increase was due to the acquisition of LRS, Inc. on July 30, 1999 and the opening of the new branch in Arizona.in mid-1999.

               Beginning in April of this year, the Company also discontinued the wholesale sub-prime loan operations of the acquired LRS, Inc. However, transactions initiated before the closure still affect the Company's results of operations up to the present time.

               Net gain on sale of mortgage loans decreased by $1,461,499 or 62.6% during the first six months of 2000 compared to the same period last year. This was the combined effect of lower wholesale production and the narrower profit margin on loans sold because of greater competition. Over 70% of this decrease in gain on sale of loans occurred in the first three months of year 2000 compared to the same period last year. Wholesale production was $ 126 million less for the first three months of 2000 compared with the first quarter of 1999 and was only $54 million less during the second quarter of 2000 compared to the same period last year.

               Production income is derived from wholesale loan fees and retail loan origination fees. Production income went up by $1,137,922 or 75.7% for the six months ended June 30, 2000 compared to the same period last year because of increased retail loan production as previously described.

               Interest income is derived from borrowers' payments on mortgage loans prior to the loan being sold by the Company. Interest expense is incurred on draw downs made by the Company on its warehouse line of credit at the time of funding the mortgage loans until the loans are sold. As in first quarter of this year, interest expenses for the warehouse line in the second quarter exceeded interest income received by the Company from loans funded but not yet sold. This resulted in net interest expense of $52,249 for the first six months of 2000 in contrast to a net interest income of $155,965 during the first half of 1999.

               The Company lowered interest costs by changing to another warehouse lender at the beginning of this year. However, the Company funded more and more adjustable rate mortgages (ARMs) in the first six months of 2000 which start at rates lower than what the Company pays for its warehouse line. Certain economists further predict that ARMs will represent about twice the amount of closed mortgages in 2000 as they did in 1999. Accordingly, the Company anticipates having to contend with a negative interest spread for the rest of the year.

               Salaries and benefits, general and administrative, and occupancy expenses were all higher during the first six months of 2000 compared to the same period in 1999 due to expenses of the new offices which opened mid-year 1999; and most significant due to the addition of general overhead for the acquired LRS, Inc. starting August 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


               The Company incurred a loss of $814,806 for the three months ended June 30, 2000 compared to a net loss after income tax benefit of $270,528 during the comparable period last year.

               Net gain on sale of mortgage loans decreased $385,213 or 44.7%, production income increased by $771,702 or 135.9% and other income was higher by $153,378 or 3.716.5% for the second quarter of 2000 compared to the totals for the same period last year.

               Net gain on sale declined because of lower pricing dictated by competition and wholesale loan production. Total wholesale loans produced were $54,353,934 or 29.3% less than in the same period last year. Production income was pushed up by retail origination fees contributed by the acquired LRS, Inc. Retail production during the second quarter of 2000 was $82,928,025, $61,830,093 or 293.1% higher than in the same period in 1999 before the LRS, Inc. acquisition. Other income also rose because of rent for desks paid by retail loan agents of the former LRS, Inc. and due to the gain on the sale of investment in real estate in June 2000.

               In the second quarter of 2000, the Company incurred a net interest expense of $16,028 compared to net interest income in the second quarter of 1999 of $130,411. The unfavorable result in 2000 reflects the negative gap between the rates on mortgage loans funded and the interest rate on the warehouse line.

               The same expense trends previously discussed in the analysis of the six-month period ended June 30, 2000 are reflected in the results of operations for the three-month period ending June 30, 2000 as compared to 1999. Excluding interest expense, total expenses were 36.5% higher during the second quarter of 2000 compared to the same period in 1999 with office occupancy increasing by 100.3%, salaries, commissions and benefits increasing by 39.6% and general and administrative expense increasing 18.4%. The Company paid a higher combined rent when it consolidated its retail and wholesale offices in San Francisco and its Accounting Department in the same building in July 1999. Occupancy costs as well as general and administrative expenses went up with the new office in Arizona. In addition, operating expenses of the acquired LRS, Inc. and the monthly amortization of goodwill paid for the acquisition added significant amounts to general overhead.

               The Company has taken steps to reduce general overhead and has succeeded in substantially reducing controllable expenses since the beginning of the year to the end of the second quarter. Among others, the Company reduced the number of support staff, placed account executives on straight commission so that compensation will vary with loan production, renegotiated vendor contracts to bring down monthly costs, prioritized and limited technology projects to the most important, and managed down delivery and fax expenses by limiting distribution of rate sheets to only active brokers. The Company will continue to implement an action plan to rationalize operations and return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's main funding source is a $40 million revolving warehouse line of credit provided by Residential Funding Corporation (RFC) to fund mortgage loan originations. Interest on warehoused loans are at LIBOR + 1.5% (8.165% at June 30, 2000). The RFC line of credit expires on August 31, 2000 and is currently being processed for renewal.

               The Company maintains a $20 Million Quick Sale Master Loan Participation and Custodian Agreement with Gateway Bank. The line terminates only upon written notice from either party. Interest on the line is at Prime Rate less 1% (8.5% at June 30, 2000). The Company also has a whole loan Purchase and Sales Agreement (Gestation Repurchase Line) with Greenwich Capital for $30 Million, which terminates only upon written notice from either party. Interest on gestation loans is at LIBOR + 1% (7.665% at June 30, 2000).

               The Company believes that funds provided through these facilities, combined with cash flows from daily transactions, are sufficient to support its operations in accordance with the Year 2000 budget.

               The acquisition of LRS, Inc. on July 30, 1999 increased capital stock to $10,558,709, or by $2,105,650 and improved the Company's leveraged borrowing capacity.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS OF VOTE TO SECURITY HOLDERS


               On May 11, 2000, the registrant held its annual meeting of shareholders. At that meeting, directors were elected and the Company's 2000 Stock Incentive Plan was ratified. The results of the voting was as follows:

               a.  Directors:

                          Name                          FOR             AGAINST

                     Joseph Kristul                  3,078,025            7,450
                     Maria Kristul                   3,078,025            7,450
                     William Russell                 3,078,025            7,450
                     Robert A. Shuey                 3,078,025            7,450
                     Robert A. Forrester             3,078,025            7,450
                     Alex Rotzang                    3,078,025            7,450
                     J. Peter Gaskins                3,078,025            7,450




               b. Adoption of the 2000 Stock Incentive Plan:



                                  FOR             AGAINST               ABSTAIN
                               2,986,175           94,700               4,600

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Transnational Financial Corporation

August 14, 2000                    /s/ Joseph Kristul
                                   --------------------------------------------
                                   Joseph Kristul, Chief Executive Officer
                                   And Principal Financial Officer