Form 10QSB
period 2000-09-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2000-11-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                California                                    94-2964195
----------------------------------------                -----------------------
(State  or  other   jurisdiction  of                        (IRS Employer
   incorporation  or organization)                        Identification No.)

401 Taraval Street, San Francisco, CA                            94116
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (415) 242-7800
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 20, 2000: 4,279,310

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                               SEPTEMBER 30, 2000

                                    UNAUDITED



                    TABLE OF CONTENTS                   PAGE NUMBER


PART 1     ITEM 1   FINANCIAL INFORMATION


                    Condensed Balance Sheets as of
                    September 30, 2000 and
                    December 31, 1999                           2


                    Condensed Statements of Operations
                    For the Three and Nine Months
                    Ended September 30, 2000 and 1999           3

                    Condensed Statements of Cash Flows
                    for the Nine Months Ended
                    September  30, 2000  and 1999               4


                    Notes to Condensed Financial Statements     5

           ITEM 2   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                               8


                    SIGNATURES                                 14

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                    2000              1999
                                                                             ----------------   ---------------
                                                                             ----------------   ---------------
                                                                                (Unaudited)
ASSETS
               Cash and cash equivalents                                     $    1,638,394      $      862,257
               Mortgage loans held for sale                                      27,224,066           2,009,092
               Accrued interest receivable                                           69,396              40,126
               Due from Shareholders                                                 25,428                   0
               Investment in Loan Link, LLC                                               0             300,000
               Receivable from Loan Link, LLC                                       300,000             200,000
               Notes receivable                                                     100,000             135,819
               Investment in real estate                                                  0             190,671
               Goodwill                                                           3,529,040           3,758,827
               Property and equipment, net                                          349,971             577,079
               Other assets                                                         962,660             988,930
                                                                              -------------       -------------

TOTAL ASSETS                                                                 $   34,198,955      $    9,062,801
                                                                              =============       ==============



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
              Warehouse notes payable                                        $   26,864,753      $            0
              Accrued interest payable                                              256,839             164,278
              Real estate mortgage                                                        0             140,283
              Due to shareholders                                                         0              22,043
              Accounts payable and accrued liabilities                              513,446              80,392
              Long term liabilities- Subordinated debt                              560,000                   0
                                                                              -------------       -------------

TOTAL LIABILITIES                                                                28,195,038             406,996
                                                                              -------------       -------------


SHAREHOLDERS' EQUITY
              Preferred stock, no par value: 2,000,000 shares
                 authorized, no shares issued or outstanding                              0                  0
              Common stock, no par value: 10,000,000 shares
                 authorized: 4,279,310 shares issued and outstanding,
                 as of June 30, 2000 and December 31, 1999                       10,594,450          10,558,709
              Accumulated deficit                                                (4,590,533)         (1,902,904)
                                                                              -------------       -------------

TOTAL SHAREHOLDERS' EQUITY                                                        6,003,917           8,655,805
                                                                              -------------       -------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   34,198,955      $    9,062,801
                                                                              =================   =============


         See accompanying notes to condensed financial statements.

                     TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                 For the Three                  For the Nine
                                                                  Months Ended                  Months Ended
                                                                 September 30,                  September 30,
                                                          ----------------------------     ----------------------------

                                                              2000           1999            2000           1999
                                                              ----           ----            ----           ----

INCOME

                 Net gain on sale of mortgage loans        $    561,696    $   920,010     $ 1,435,302    $ 3,255,114
                 Production income                            1,268,356      1,472,620       3,910,249      2,976,591
                 Interest Income                                538,651        587,445       1,415,468      2,087,817
                 Other                                           43,976         21,305         250,129         41,423
                                                            -----------     ----------      ----------     ----------
                                                              2,412,679      3,001,380       7,011,148      8,360,945
                                                            -----------     ----------      ----------     ----------


EXPENSES

                 Interest expense                               613,156        495,191       1,542,222      1,839,598
                 Salaries and benefits                        1,725,181      2,574,334       5,698,424      5,361,527
                 General and administrative                     655,666        885,611       2,143,222      1,891,124
                 Occupancy                                      164,190        185,335         534,099        371,363
                                                            -----------    -----------      ----------     ----------
                                                              3,158,193      4,140,471       9,917,967      9,463,612
                                                            -----------    -----------      ----------     ----------


LOSS BEFORE INCOME TAXES                                       (745,514)    (1,139,091)     (2,906,819)    (1,102,667)


INCOME TAX (BENEFIT) EXPENSE                                   (219,190)       (14,987)       (219,190)             0


                                                            -----------    -----------      ----------     ----------

NET (LOSS)                                                 $   (526,324)  $ (1,124,104)    $(2,687,629)   $(1,102,667)
                                                            ============   ===========      ==========     ==========



NET (LOSS) INCOME  PER SHARE

                 Basic and diluted                         $    (0.12)    $     (0.27)     $   (0.63)     $    (0.29)


WEIGHTED AVERAGE SHARES OUTSTANDING
                  Basic and diluted                           4,279,310      4,090,405       4,279,310      3,831,565

See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                              For the Nine
                                                                                              Months Ended
                                                                                             September 30,
                                                                                        2000                  1999
                                                                                   --------------        -------------
                                                                                   --------------        -------------
Cash flows from operating activities:
           Net loss income                                                         $  (2,687,629)        $ (1,102,667)
           Adjustments to reconcile net loss to net cash provided
             by(used in)operating activities:
                   Gain on sale mortgage loans                                        (1,294,033)          (3,817,179)
                   Provision for early payoffs                                           141,269               39,975
                   Depreciation and amortization                                         477,498              171,938
                   Issuance of stock warrants for services                                35,741                    0
                   Mortgage loans originated for sale                               (435,605,766)        (599,163,141)
                   Proceeds from sales of mortgage loans                             411,543,556          654,277,048
                   Net gain on sale of investment property                               (65,298)                   0
                   Changes in assets and liabilities:
                        Accrued interest receivable                                      (29,270)              (6,246)
                        Notes receivable                                                  35,819                    0
                        Other assets                                                     117,867             (400,236)
                        Accrued interest payable                                          92,561             (365,398)
                        Accounts payable and accrued liabilities                         433,054             (718,932)
                                                                                    ------------          -----------
                   Net cash provided by(used in)operating activities                 (26,804,632)          48,915,162
                                                                                    ------------          -----------

Cash flows from investing activities:
             Purchases of property and equipment                                         (12,391)            (333,824)
             Repayment of advances by Loan Link, LLC                                     200,000                    0
             Purchase/additional cost to acquire LRS                                     (30,438)          (1,806,930)
                                                                                    ------------          -----------

             Net cash provided by (used in) investing activities                         157,171           (2,140,754)
                                                                                    ------------          -----------

Cash flows from financing activities:
             Borrowings on warehouse notes payable                                   316,490,191          786,591,762
             Payments on warehouse notes payable                                    (289,625,438)        (833,125,936)
             Payments on distribution payable to "S" corporation stockholders                  0              (65,742)
             Payments on real estate mortgage                                             (1,156)              (2,566)
             Borrowings on subordinated debt                                             560,000                    0
                                                                                    ------------          -----------

             Net cash provided by (used in) financing activities                      27,423,597          (46,602,482)
                                                                                    ------------          -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                               776,137              171,926
                                                                                    ------------          -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           862,257              990,115
                                                                                    ------------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   1,638,394         $  1,162,041
                                                                                    ============          ===========

Cash paid during the period for:

                      Interest paid                                                    1,386,465            1,917,484
                                                                                    ============          ===========
                      Income taxes paid (refund)                                        (597,278)             515,016
                                                                                    ============          ===========

See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)



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

            Reclassifications - Certain amounts in the September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.


NOTE2 The results of operations of the Company for the nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 3      Net (Loss) Income  Per Share

            Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securites. For the nine months ended September 30, 2000 and 1999, the effect of including potentially dilutive securities in the calculation of diluted net (loss) income per share would be antidilutive. As a result, the effect of potentially dilutive securities of 769,500 has not been included in the calculations.

NOTE 4 In February 2000, the Company's Board of Directors approved the 2000 Stock Incentive Plan ("2000 Plan") effective March 1, 2000. All options presently issued and outstanding under the 1998 Stock Compensation Plan ("1998 Plan") will continue to be honored but no more options may be issued under the 1998 Plan.

            Under the 2000 Plan, the maximum number of shares that can be granted in any one year to any single individual either directly or via option grants will be 150,000. Among other features of the plan is an initial outside directors' option grant of 15,000 shares to each director at the date the plan was adopted or upon the director first becoming such. Each outside director also receives an option for 5,000 shares upon election at the annual meeting of stockholders provided the director has served at least six months. The option price is the market price of the stock on the date of grant. The 2000 Plan also contains an incentive stock option plan, which allows options to be granted to eligible employees. The 2000 Plan also permits directors and certain employees to receive options in lieu of compensation as well as directly granting stock to certain employees as a bonus. As of September 30, 2000, options granted under the 2000 Plan consist of automatic grants to outside directors and options for 100,000 shares given to a senior executive officer hired in August 2000. The 2000 Plan was ratified by the shareholders at the annual shareholders meeting held on May 11, 2000.


NOTE 5      Subordinated Debt -

            In August ($500,000) and September ($60,000), the Company borrowed $560,000 in subordinated debt. Interest is payable monthly at 15% with the debt maturing in 2002.


NOTE 6      Income Taxes -

            During the third quarter of 2000 the Company received income tax refunds in excess of amounts previously recorded as receivables.

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


   GENERAL

   Transnational  Financial  Network,  Inc.  ("Transnational  Financial Network,
   Inc." or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. During the second quarter of 1999, the Company opened additional loan production offices in Houston, Texas, Phoenix, Arizona and Reno, Nevada. The Nevada and Texas offices were subsequently closed.

   The Company's loan production and results of operations are strongly affected by mortgage interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinancing activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Thus, when mortgage interest rates started to rise in 1999, industry-wide refinancing, which was $740 billion in 1998 dropped and is expected to total only $180 billion in 2000, a decline of over 75%.

   In January 1999, 30-year mortgage interest rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of June and moved down to 8.14% by the end of the month. Since then, the rate has stabilized at around 8% until recently on October 25, 2000 when the 30-year fixed rate average dropped to 7.36%.

   The Company's mortgage loan production started to decline from the third quarter of 1999 and continued through the second quarter of 2000. Subsequently, loan production increased slightly in tandem with the favorable decline in interest rates in the third quarter of this year. The following table sets forth the wholesale and retail production for the periods indicated:


                              Mortgage Loan Volume
                      For the First Three Quarters of 1999




                              1st Qtr-99.          2nd Qtr.-99            3rd Qtr.-99           Total

               Wholesale     $269,810,903         $185,189,710            $165,426,612         $620,427,225

               Retail          27,053,889           21,097,932              75,457,636          123,609,457
                              -----------          -----------             -----------          -----------

               TOTAL         $296,864,792         $206,287,642            $240,884,248         $744,036,682


                              Mortgage Loan Volume
                      For the First Three Quarters of 2000


                              1st Qtr-00.          2nd Qtr.-00            3rd Qtr.-00           Total

               Wholesale     $144,043,724         $130,878,546          $154,913,511         $429,835,781

               Retail          77,405,856           82,928,025            67,973,925          228,307,806
                              -----------          -------------         -----------          -----------

               TOTAL         $221,449,580         $213,806,571          $222,887,436         $658,143,587




   Overall, the Company's mortgage loan volume decreased by $85,893,095 or 11.5% for the first nine months of 2000 when compared to the first nine months of 1999. Wholesale mortgage loan production through September 30 this year was $190,591,444 or 30.7% less than in the same period in 1999. Of this decline, 94.5% occurred in the first six months of 2000 when interest rates were highest compared to the rates in the comparable period. Retail loan production, on the other hand, was $104,698,349 or 84.7% more compared to the first three quarters of 1999. All of this increase in retail loan production was recorded in the first six months of 2000 compared to the same period last year because of the large retail operations of LRS, Inc. which was acquired on July 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999


   For the nine-month period ended September 30, 2000, the Company incurred a net loss of $2,651,888 compared to a net loss of $1,102,667 during the same period in 1999. Gross revenue declined by $1,349,797 or 16.1% attributable to reduced wholesale loan originations while expenses for the first nine months of 2000 increased by $418,614 or by 4.4% over the same period last year. Expenses of the Arizona office established mid-1999 and those of LRS, Inc. which was acquired at the end of July 1999 account for higher expenses during the first three quarters of 2000 compared to the same period last year. Reductions of corporate expenses were not sufficient to offset the increased cost of these offices.

   Net gain on sale of mortgage loans decreased by $1,819,812 or 55.9% during the first nine months of 2000 compared to the same period last year. This was the combined effect of lower wholesale production and the narrower profit margin on loans sold during the first nine months of 2000. 59% of this decrease in gain on sale of loans occurred in the first quarter, 21% in the second quarter, and 20% in the third quarter of 2000 compared to the same period last year.. Wholesale production was $ 126 million less for the first three months of 2000, was $54 million less during the second quarter and was $10.5 million less during the third quarter compared to the same periods last year. The decrease in production was industry wide and was the dominant cause of lower gains on sale. Beginning in April of 2000, the Company also discontinued the wholesale sub-prime loan operations of the acquired LRS, Inc., which accounts for part of the decrease in production this year compared to the same period last year.

   Production income is derived from wholesale loan fees and retail loan origination fees. Production income went up by $933,658 or 31.4% for the nine months ended September 30, 2000 compared to the same period last year because of increased retail loan production as previously described.

   Interest income is derived from borrowers' payments on mortgage loans prior to the loan being sold by the Company. Interest expense is incurred on drawdowns made by the Company on its warehouse line of credit at the time of funding the mortgage loans until the loans are sold. As in the first and second quarters of this year, interest expenses for the warehouse line in the third quarter exceeded interest income received by the Company from loans funded but not yet sold. This resulted in net interest expense of $126,754 for the first nine months of 2000 in contrast to a net interest income of $248,219 during the same period in 1999.

   The Company lowered interest costs by changing to another warehouse lender at the beginning of this year. Nonetheless, the amount the Company received on mortgage loans after they were funded was less than the interest the Company paid on its warehouse line of credit during the first nine months of 2000 compared to a positive net interest income during the same period last year. The Company funded an increased number of adjustable rate mortgages (ARMs) some of which have initial rates as low as 2.95%, substantially lower than what the Company pays for its warehouse line. The Company anticipates having a negative interest spread for the rest of the year.

   Salaries and benefits, general and administrative, and occupancy expenses were all higher during the first nine months of 2000 compared to the same period in 1999. Expenses have actually been significantly pared down since the beginning of the year. This is not readily apparent, however, because expense totals for 2000 include expenses of Arizona branch and of the acquired LRS, Inc. from the beginning of the year while 1999 expense totals reflect expenses for these offices only starting mid-June 1999 in the case of Arizona branch and August 1, 1999 in the case of the acquired LRS, Inc.


   THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

   The Company incurred a net loss after income taxes of $526,324 for the three months ended September 30, 2000 compared to a net loss after income taxes of $1,124,104 during the comparable period last year. The smaller net loss in the third quarter of 2000 compared to the same period last year was the result of reductions in expenses and a refund of income taxes which offset the decrease in revenue.

   Net gain on sale of mortgage loans decreased $358,313 or 39.0%, production income decreased by $204,264 or 13.9% and other income was higher by $22,671 or 106.4% for the third quarter of 2000 compared to the totals for the same period last year. Other income rose because of interest accruals on the $300,000 notes receivable from 4ADream Loan Link LLC, a holding company for an internet mortgage loan brokerage.

   The bulk of the decrease in net gain on sale arose from lower wholesale loan production. Total wholesale loans closed were $10,513,101 or 6.4% less than in the same period last year. Production income went down because of a decrease in retail origination fees posted by the acquired LRS, Inc. during the third quarter this year compared to fee income it contributed immediately after acquisition in 1999. Retail loan production was $7,483,711 or 9.9% lower than in the third quarter of 1999, principally because of a decline in LRS's retail production.

   During the third quarter of 2000, the Company incurred a net interest expense of $74,505 compared to a net interest income in the third quarter of 1999 of $92,254. The unfavorable result in 2000 reflects the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the warehouse line.

   The Company has taken steps to reduce controllable expenses since the beginning of the year. Among others, the Company reduced the number of support staff, placed account executives on straight commission so that compensation will vary with loan production, renegotiated vendor contracts to bring down monthly costs, prioritized and limited technology projects to the most important, and managed down delivery and fax expenses by limiting distribution of rate sheets to only active brokers. The effect of these aggressive cost cutting measures which was not apparent in the comparison of expenses between the nine-month period ending September 30, 2000 and the same period in 1999 is visible in the analysis of expenses for the third quarter. Unlike in previous quarter comparisons, general overhead for Arizona branch and the former LRS, Inc.'s expenses are included in both the 1999 and 2000 third quarter numbers.

   Excluding interest expense, total expenses were $1,100,243 or 30.2% lower during the third quarter of 2000 compared to the same period in 1999.
   Commissions decreased by $177,423 or 18.2% because of lower production. Salaries and benefits decreased by $843,153 or 32.8%, general and administrative expenses by $229,945 or 28%, and occupancy costs by $21,145 or 11.4% mainly as a result of aggressive cost reduction efforts.

   Production started to increase during the latter part of the third quarter at the same time that the Company made better spreads on loans sold. The Company will continue to implement an action plan to return to profitability.

   The pre-tax loss for the first, second, and third quarters of 2000 were $473,942, $814,806, and $745,514, respectively. While the third quarter loss narrowed in comparison to the second quarter 2000 loss, the benefit of cost reduction was not as much in the third quarter as in the prior two quarters.



LIQUIDITY AND CAPITAL RESOURCES

   The Company's main funding source is a $40 million revolving warehouse line of credit provided by Residential Funding Corporation (RFC) to fund mortgage loan originations. Interest on warehoused loans are at LIBOR + 1.5% (8.12 % at September 30, 2000) and LIBOR + 2% starting October 23, 2000. The RFC credit agreement matured on August 31, 2000 and the warehouse line was extended to January 15, 2001 at a reduced amount of $35 million effective November 1, 2000. and a higher interest rate of LIBOR + 2% starting October 2000. The new terms also provide that no further advances can be made on the line after November 30, 2000.

   As of November 10, 2000, the Company has received credit approval from Lehman Brothers Bank for a $20 million warehouse line beginning on or before November 30, 2000. Lehman Brothers Bank requires a minimum of $3 million of adjusted tangible net worth. In addition, Gateway Bank has approval for the Company's immediate use of $10 Million on a QuickSale line (warehouse) and Gateway Bank stated that they are increasing the line to $20 million by year-end.

   The Company is in negotiations with four other national entities for warehouse and gestation lines in an aggregate of over $57 million . The Company requires a minimum of $30 Million to fund acceptable levels of revenues. The Company believes that by mid-December it will have in place adequate funding sources to support its increasing production. Failure to achieve the $30 million credit lines will have a material adverse effect on the Company's operations and financial performance.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Transnational Financial Corporation



November 14, 2000                       /s/ Joseph Kristul
                                        ---------------------------------------
                                        Joseph Kristul, Chief Executive Officer
                                        And Principal Financial Officer