Form 10KSB
period 2000-12-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2001-03-30
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _______ to ____________

         Commission file number 1-14219


                      Transnational Financial Network, Inc.
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                   California
------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   94-2964195
------------------------------------------------------------------------------
                      (I.R.S. Employer identification No.)

401 Taraval Street, San Francisco                           94116
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (415) 242-7800

Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class

                                  Common Stock

Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X No
                                                                         ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $10,372,518

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 29, 2001. $1,851,987

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 29, 2001 :4,279,310

      Forward-looking statements are made in this document. Forward-looking statements are subject to risks and uncertainties. Many factors, some of which are described in this section or discussed elsewhere in this document, could affect the Company in the future and could cause results to differ materially from those expressed in forward-looking statements. Forward-looking statements include those regarding the Company's goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, the words "believe," "expect," "anticipate" or similar expressions, relate to forward-looking statements. The Company is not required to release publicly the results of any revisions to forward-looking statements made to reflect future events or circumstances.

Item 1. Business

General

      Transnational Financial Network, Inc. ("Transnational Financial Network, Inc." or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when the Company was incorporated, it has been engaged in the retail origination of mortgage loans, and currently maintains retail offices in San Francisco and Campbell, California. In 1995, the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Campbell, and Tustin, California as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

      The Company funds its originations through warehouse lines of credit. The mortgage loans are subsequently sold together with the mortgage loan servicing rights to investors in the secondary mortgage market. The total mortgage loan production volume for 2000 was $927 million, a decrease of about five percent from 1999's mortgage loan production volume of $973 million, which was a decrease of about 7 percent from 1998's mortgage loan production volume of $1,051 million. The peak mortgage loan production volume in 1998 of $1,051 million and 2000's mortgage loan production volume of $927 million contrasts with the Company's mortgage loan production volume of 1995, the year in which the Company began its wholesale division, of $92 million. In 2000 wholesale originations constituted approximately 66% of all originations compared to 80% of all originations in the prior year. The increase in the percentage of originations being derived from retail operations reflects the Company's acquisition of LRS, Inc., in July 1999.

      The Company originates a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). In addition, the Department of Housing and Urban Development ("H.U.D.") offers Government Insured loan programs through the Federal Housing Administration ("FHA") and Veterans Administration ("VA"). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a lower loan-to-value ratio. Those that exceed the FNMA/FHLMC guidelines for the San Francisco Bay area, presently mortgage loans larger than $275,000, are called Jumbo loans and comprised 69.5% of the mortgage loans originated by the Company in 2000. In times of declining interest rates, the Company's predominant products are fixed rate mortgages for a term of 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of the Company's mortgage loans. While the Company originates some home equity financing through second mortgages and some lines of credit using the home as a security, these products constitute a small portion of the Company's business.

      From its inception, the Company's marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the average loan size originated by the Company in 2000 was approximately $237,000. The Company generates revenues through gains on the sale of mortgage loans and servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail brokerage operations, origination fees.

      The Company closed its initial public offering in June 1998. The purpose of this offering was to increase the Company's capital because the total amount available in the Company's warehouse lines and other financing facilities to fund closing of mortgage loans pending resale is limited to a multiple of the Company's capital. See "Business - Funding of Mortgage Loans". The Company currently has four such facilities for a total of $70 million, which in the aggregate, the Company believes are adequate to support current business levels. However, failure to obtain additional warehouse lines or financing facilities will limit the Company's ability to grow, and failure to maintain existing facilities will have a material adverse effect on the Company's operations and financial performance. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

The Wholesale Origination Division

      In 2000, wholesale mortgage loans constituted 66% of the Company's mortgage loan originations. Wholesale mortgage loan origination involves the purchase of loan applications from mortgage brokers for a purchase price less than what the Company receives when it sells the same mortgage loan to an investor. The mortgage loan is processed, closed and funded by the Company. To maintain competitive rates with specific profit margins, the Company prices mortgage loans on a daily basis.

      The Company's wholesale lending division, which was established in May 1995, operates from its executive offices in San Francisco and offices in Campbell and Tustin, California as well as Phoenix, Arizona. During 2000, the Company originated mortgage loan volume through a network of more than 600 independent mortgage brokers and other financial intermediaries who are all screened and approved by the Company. No single source of independent brokers accounted for more than 2.0% of the Company's total wholesale mortgage originations.

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

      Mortgage loans are processed and every mortgage loan is underwritten by the Company's underwriters, all of whom have many years of experience. Only those mortgage loan applications which meet the Company's underwriting criteria are funded. During 2000, the average mortgage loan size originated by the wholesale division was approximately $225,000 and the average loan-to-value ratio was approximately 75%.

      Wholesale lending allows the Company to benefit from cost efficiencies derived from not having to take a mortgage loan application, a labor intensive function, thereby reducing mortgage loan processing time, while being able to centralize support functions and reduce fixed operating costs. Wholesale lending offers the Company economies of scale while building substantial loan volume.

The Retail Origination Division

      The Company's retail division was established in 1985 and currently employs 21 commissioned loan officers in its Campbell, California office and two commissioned mortgage loan officers in its San Francisco, California office. While the retail division advertises weekly in San Francisco newspapers, most of the retail division's business is generated through customer referrals, and a high percentage of mortgage loans originated by the retail division close.

      In 2000 approximately 10% of the mortgage loans originated by the retail division were sold to the Company's wholesale division. The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans acquired by the wholesale division are underwritten again by the wholesale division. During 2000, the average mortgage loan size originated by the retail division was approximately $300,000.

      The Company's retail division collects origination fees and closing costs from the borrower that add to the gross revenues generated by the wholesale division. However, these fees must be split with commissioned mortgage loan officers and cover the cost of processing the mortgage loan and assume the fixed operating costs, of the retail office. The financial benefit to the Company of the retail division is both as a source of loans for the wholesale division and as a source of loan fees to improve profit margins.

      The following table shows mortgage loan production volume by division:

                                                                 Twelve Months Ended
                                                                    December 31,
                                                   2000         1999          1998         1997         1996
                                                               (Dollars in Thousands)

Retail Division

         Volume                                   $315,906     $192,981      $137,356     $77,768     $54,686
         Percentage of Total Volume                  34%         20%             13%           16%         21%

Wholesale Division

         Volume                                    611,580       780,247       913,780     387,312     206,613
         Percentage of Total Volume                  66%         80%             87%           84%         79%

Total Loan Production

         Volume                                   $927,486      $973,228    $1,051,136    $465,080    $261,299
         Number of Loans                           3,907         3,780         4,053        1,822          998
         Average Loan Size                          $237          $257          $259          $255        $261

      Volume Growth                                     (5)%          (7)%         126%           78%
                                          -------------------------------------------------------------



Loan Production Administration

      All mortgage loan applications must be underwritten and approved in accordance with the Company's underwriting standards and criteria. Underwriting standards used for conforming loans are those promulgated by FNMA and FHLMC. Non-conforming (Jumbo) loans are underwritten subject to credit and appraisal standards established by specific investors. The Company analyzes the borrower's credit standing, financial resources and repayment ability as well as the risk of the underlying collateral.

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

      The Company's underwriting department consists of eight underwriters who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes five to ten days to underwrite a mortgage loan from the initial date of the application. Upon completion of the underwriting process, the mortgage loan is closed by a title agency chosen by the borrower.

      The Company performs a pre-funding audit on all mortgage loans that includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed to monitor and evaluate the Company's origination policies and procedures. Ten percent of all mortgage loans closed are sampled and are subjected to a full quality control review including re-underwriting the mortgage loan. Management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans. Management of the Company believes that its use of the IRS Verification of Income program increases significantly the quality of its originators.

Mortgage Loan Sales

      The Company originates and purchases all of its mortgage loans with the intent to sell the mortgage loans, without retaining any interest therein, and the related servicing rights into the secondary market. The mortgage loans are sold without recourse primarily to institutional investors, national banks and mortgage lenders. At any given time there are several investors that have contacted the Company and seek to purchase mortgage loans or enter into programs to purchase mortgage loans. As part of the sale, the Company provides representations and warranties that are customary to the industry and cover such things as compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, the Company may be required to repurchase these mortgage loans and/or may be liable for certain damages. Normally, any repurchased mortgage loan can be corrected and resold back to the original investor. During the twelve months ended December 31, 2000 the Company was not required to repurchase any loans from investors.

      The Company holds the originated or purchased mortgage loan for sale from the time that the mortgage loan application is submitted by the borrower until the time the mortgage loan is sold to an investor. During that time, the interest rate on the mortgage loan might be higher or lower than the market rate at which price the Company can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the sale of the mortgage loan. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have closed but not sold) and pipeline loans (loans which are not yet closed but on which an interest rate has been set) the Company undertakes certain activities to hedge its mortgage position. The Company currently uses forward sale commitments to mitigate its exposure to interest rate risk. Protection is accomplished by committing to the forward sale of mortgage loans with either a "best efforts" purchase, that is a purchase whereby the Company commits its best efforts to supply a mortgage loan at a specified interest rate and price, or a "mandatory" purchase, that is a purchase whereby the Company commits on a mandatory basis to supply a mortgage loan at a specified interest rate and price. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Funding of Mortgage Loans

      The Company needs substantial cash flow to facilitate the funding and closing of the originated and purchased loans. These funds are provided on a short-term basis by financial institutions that specialize in purchasing loans or providing lines of credit (collectively known as warehouse facilities). The Company submits the mortgage loan to the warehouse bank for funding along with the investor commitment, if any, to purchase the loan.

      Until the 4th quarter of 2000, the Company's main funding source was a $40 million warehouse facility provided by Residential Funding Corporation (RFC). The RFC agreement matured on August 31, 2000 and the warehouse facility was extended to January 15, 2001 at a reduced amount of $35 million effective November 1, 2000. The new terms also provided that no further advances could be made on the warehouse facility after November 30, 2000.

      In order to provide for required funding sources, on November 30, 2000, the Company obtained approval from Lehman Brothers Bank for a $20 million warehouse facility at a cost of 30 day LIBOR plus 2.0%-2.5%. This warehouse facility expires on November 30, 2001. In addition, on November 6, 2000, Gateway Bank approved the Company for a $10 Million warehouse facility at a cost of Prime plus 2%, and that warehouse facility was increased to $15 million by year-end. At Gateway's sole discretion this warehouse facility can "bulge" to $30 million from time-to-time. This warehouse facility expires on December 31, 2001. These warehouse facilities provide for the temporary sale of mortgage loans pending the mortgage loan's ultimate resale.

      During January 2001, the Company further expanded its warehouse facilities and capacity to include Imperial Warehouse Finance with a capacity of $15 million at a cost of Prime and cancelable at any time upon written notice and WarehouseOne Acceptance Company with a capacity of $20 million at a cost of 90 day LIBOR plus 2.5% and an expiration date of July 22, 2001. In the aggregate, the Company believes that these warehouse facilities are adequate to permit the Company to sell and/or finance mortgage loans thereunder pending resale to the Company's investors. Failure to maintain credit warehouse facilities will have a material adverse effect on the Company's operations and financial performance.

      The Gateway Bank, WarehouseOne and Lehman Brothers Bank warehouse facilities are each personally guaranteed by the Company's Chief Executive

Officer, Joseph Kristul, and President, Maria Kristul (see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act").

      The warehouse facilities have various financial and operational covenants with which the Company must comply. As of December 31, 2000, the Company was in compliance with all covenants.

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

Legislation and Regulation

      Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling and servicing of mortgage loans. The Company is an approved seller/servicer of mortgage loans for FNMA and in November 1999 obtained FHLMC approval. In addition, the Company is an approved mortgagee by the United States Department of Housing and Urban Development ("HUD") and is qualified to originate mortgage loans insured by Federal Housing Authority ("FHA") or guaranteed by the Veterans Administration ("VA"). Among other consequences, the failure to comply with HUD, FHA or FNMA regulations could prevent the Company from reselling its mortgage loans or prevent its ability to enter into the servicing of mortgage loans should it choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, certain rights of rescission for mortgage loans, class action law suits and administrative enforcement actions, any of which could have a material adverse effect on the Company's results of operations and financial condition.

      Federal, state and local governmental authorities also regulate the Company's activities as a lender. The Truth In Lending Act and Regulation Z promulgated thereunder contain certain requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances where the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act and the Debt Collection Practices Act subject the Company to filing an annual report with the Department of Housing and Urban Development.

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

Employees

      As of February 28, 2001, the Company had 99 employees, all of whom worked on a full-time basis. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be excellent.

Item 2. Description of Property.

      The Company leases 13,200 square feet of office space in San Francisco with a monthly rental of approximately $22,000. The term of the lease is for five years commencing the date of the Company's occupancy which occurred in July 1999. This office space is used for corporate administrative offices and for conducting wholesale and retail mortgage lending operations in San Francisco. The Company believes that these offices are adequate for the foreseeable future. The Company maintains adequate casualty insurance on all its property.

      The Company leases additional offices in Campbell, California (9,013 square feet with a monthly rental of $19,631 and various terms ending September,
2002); Tustin, California (2,687 square feet with a monthly rental of $3,792 and a term ending August, 2001); and Phoenix, Arizona (2,500 square feet with a monthly rental of $5,104 and a term ending June, 2004). Some space in these locations is currently under sub-lease to unrelated third parties.

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

      The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's Common Stock during 1999 and 2000:

      1999                      High                Low

First quarter                   6.50              4.0625
Second quarter                  7.250             3.1875
Third quarter                   4.9375            2.50
Fourth quarter                  2.75              1.875

      2000

First quarter                   1.75              0.9375
Second quarter                  1.125             0.625
Third quarter                   1.125             0.75
Fourth quarter                  0.875             0.4375

      The Company did not pay any dividends in 1999 or 2000.

      As of March 15, 2001, there were approximately 600 shareholders of record of the Company's Common Stock.

      During the second half of 2000 the Company sold $712,000 in principal amount of subordinated debt to six individuals. This debt carries an interest rate of 15% and 37,500 five-year detachable warrants to purchase the common stock at $1.00 per share. The maturity dates of this subordinated debt range from August 14, 2002 to December 31, 2002. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      During the 1st quarter of 2001 the Company sold $565,000 in principal amount of subordinated debt to seven individuals (two of whom also purchased some of the subordinated debt issued in 2000). This debt carries an interest rate of 15% and 35,000 five-year detachable warrants to purchase the common stock at $.75 per share. The maturity dates of this subordinated debt range from March 31, 2003 to March 31, 2004. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The following should be read in connection with the Company's financial statements, related notes and other financial information included elsewhere in this Form 10-KSB.

General

      The Company's loan production and results of operations are strongly affected by mortgage interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of roll over mortgages loans, that is, mortgage loans that have interest rates that frequently change and, consequently, lower interest rates than that charged on longer term fixed interest rate mortgage loans.

      Throughout 1999 interest rates on Treasury Securities increased. In January 1999, 30-year mortgage interest rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of June and moved down to 8.14% by the end of the month. Rates dropped steadily over the remainder of the year and as of December 31, 2000 the 30-year fixed rate average had dropped to approximately 7.13%.

      As a consequence, the Company saw its volume of mortgage loans reach a peak in February 1999 and decline throughout the balance of 1999 and into early 2000. By the third quarter of 2000, volume began to pick-up (as rates dropped) and the 4th quarter of 2000 reflected a volume of $269 million, the largest level since the 1st quarter of 1999. The following tables set forth the retail and wholesale production for the indicated periods.

                                              Mortgage Loan Volume
                                          For the Twelve Months Ended
                                                December 31, 2000
             -----------------------------------------------------------------------------------------------
               First Quarter    Second Quarter          Third Quarter    Fourth Quarter          TOTAL
Wholesale      $144,043,724      $130,878,546          $154,913,511      $181,744,512         $611,580,293
Retail           77,405,856        82,928,025            67,973,925        87,598,298          315,906,104
              -------------     -------------         -------------     -------------        -------------

TOTAL          $221,449,580      $213,806,571          $222,887,436       $269,342,810        $927,486,397

                                              Mortgage Loan Volume
                                          For the Twelve Months Ended
                                                December 31, 1999
             -----------------------------------------------------------------------------------------------
               First Quarter    Second Quarter          Third Quarter    Fourth Quarter          TOTAL
Wholesale      $269,810,903      $185,189,710          $165,426,612      $159,819,500         $780,246,725
Retail           27,053,889        21,097,932            75,457,636        69,371,902          192,981,359
              -------------     -------------         -------------     -------------        -------------

TOTAL          $296,864,792      $206,287,642          $240,884,248       $229,917,452        $973,228,084


      During the second quarter of 1999 the Company opened additional mortgage loan production offices in Phoenix, Houston and Reno, but subsequently closed the Reno and Houston offices. At the end of July 1999, the Company acquired LRS, Inc., the holding company for a wholesale and retail mortgage company based in

Campbell, California. The new offices and the acquisition of LRS, Inc. were meant to expand the production base.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The Company incurred a pretax loss of $3.15 million for the year ended December 31, 2000, compared to a pretax loss of $2.93 million for the year ended December 31, 1999. Gross revenues decreased to $10.37 million in 2000 from $10.97 million in 1999, a decline of about 5.4%, while expenses for 2000 decreased by $372,869 or 2.7% over the same period last year. Expenses of the Arizona office established mid-1999 and those of LRS, Inc. that was acquired at the end of July 1999 accounted for higher expenses during the first three quarters of 2000 compared to the same period last year. Reductions of corporate expenses were only able to slightly offset the increased cost of these offices.

      The continuing high levels of interest rates during the first half of 2000 decreased the volume of mortgage loan production. Overall, the Company's mortgage loan volume decreased by $45.7 million, or 4.7% for the full year 2000 when compared to 1999. Wholesale mortgage loan production was $168.6 million or 21.6% less than in the same period in 1999. All of this decline occurred in the first six months of 2000 when interest rates were highest compared to rates in 1999. As a result of falling interest rates, the second half of 2000 reflected wholesale production $11.4 million greater than the comparable 1999 period. Retail loan production, on the other hand, was $122.9 million or 63.7% more compared to 1999. This increase in retail loan production was a result of both the large retail operations of LRS that were acquired on July 30, 1999 and increasing loan volumes during the second half of 2000.

      Net gain on sale of mortgage loans decreased by $1.48 million or 38% during 2000 compared to the same period last year. This was the combined effect of lower wholesale production and the narrower profit margin on loans sold during the first three quarters of 2000.

      Production income is derived from wholesale loan fees and retail loan origination fees. Production income went up by $1.23 million or 28% during 2000 compared to the same period last year because of increased retail loan production as previously described.

      Interest income is derived from borrowers' payments on mortgage loans prior to the loan being sold by the Company. Interest expense is incurred on drawdowns made by the Company on its warehouse line of credit at the time of funding the mortgage loans until the loans are sold. Interest expenses for the warehouse line in 2000 exceeded interest income received by the Company from loans funded but not yet sold. This resulted in net interest expense of $236,973 for 2000 in contrast to net interest income of $189,634 during 1999. This negative interest spread in 2000 was a function of an overall increase in the cost of the Company's warehouse lines and funding of an increased number of adjustable rate mortgages during early 2000 some of which had initial rates as low as 2.95%, substantially lower than what the Company pays for its warehouse line.

      Through the 3rd quarter of 2000, salaries and benefits, general and administrative, and occupancy expenses were all higher compared to the same period in 1999. However, due to cost control programs that were initiated in the 2nd and 3rd quarter of 2000, these expenses ended up 2.1% lower for the full year 2000 than in 1999. The impact of these cost control programs is even greater than is readily apparent, since expense totals for 2000 include a full twelve months of expenses for the Arizona branch and LRS, while 1999 expense totals reflect expenses for these offices only starting mid-June 1999 in the case of Arizona branch and August 1, 1999 in the case of LRS.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      The Company incurred a pretax loss of $2.93 million for the year ended December 31, 1999, compared to a pre tax profit of $1.74 million for the year ended December 31, 1998. Revenues decreased to $10.97 million in 1999 from $11.48 million in 1998, a decline of about 4.5% in revenues.

      The increase in interest rates decreased the volume of mortgage loan production. Excluding the volume contributed by LRS, Inc., The Company's mortgage loan volume would have declined approximately 24% rather than the seven percent it actually declined. Retail mortgage loan volume would have declined approximately 48% and wholesale mortgage loan production would have declined approximately 21%. This decrease is largely attributable to a decline in the volume of refinancing.

      When interest rates rise, management believes that competitors become more aggressive in pricing. The effect is a decrease to the margins on mortgage loans sold by the Company. Between the time the mortgage loan is funded through the Company's warehouse line and the mortgage loan is sold, the interest rate received by the Company on such mortgage loans is often less than the interest rate the Company pays. Accordingly, the Company paid more in interest in the fourth quarter of 1999 than the Company received, a situation that had not occurred since the second quarter of 1998.

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

      The Company's expansion out of the San Francisco Bay Area also contributed to the increase in salaries and benefits. Salaries and benefits increased to $7.85 million in the 1999 period compared $3.56 million in the earlier period, an increase of 121%.

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

Liquidity and Capital Resources

      The Company's capital resources are substantially provided by warehouse lenders that fund mortgage loans pending resale of those mortgage loans to investors as well as entities that purchase the mortgage loans pending the mortgage loan's final sale. See "Item 1. Business - Funding of Mortgage Loans". The size of the Company's warehouse lines of credit and other financing facilities is based on the Company's net worth and cash resources. The Company's operating losses in 1999 and 2000 have eroded this net worth and cash position. However, the Company currently has four financing facilities for a total of $70 million, which in the aggregate, the Company believes are adequate to support current business levels. However, failure to obtain warehouse lines or additional financing facilities will limit the Company's ability to grow, and failure to maintain the existing level of will have a material adverse effect on the Company's operations and financial performance.

      During 2000 and early 2001, the Company raised $1,277,000 in subordinated debt to strengthen its capital position and provide funds to support future expansions in warehouse lines. See Item 5. Market for Common Equity and Related Stockholder Matters". Despite this infusion of capital, as of March 29, 2001 the Company had not been able to obtain additional warehouse facilities. Given the significant increase in mortgage loan originations that has occurred during the 1st quarter of 2001, and the increasing period of time between a mortgage loan's closing and its final sale to investors (this increase has resulted from investors being unable in the short-term to process the significant growth in loan volume), the Company's cash position has been strained. As of March 29, 2001 the Company had to rely on short-term borrowings of $1.06 million from various members of management and shareholders in order to fund its increasing level of loan originations. These short-term borrowings carry an interest rate of 12% and have maturity dates ranging from April 30, 2001 to May 15, 2001. Failure to replace these borrowings with longer-term sources of funds will require that the Company limit its levels of business activity. This, in turn, will impact future levels of profitability.

      The Company undertakes certain activities to hedge its mortgage position, the primary objective of which is to protect the Company's mortgage position against adverse movements in interest rates and thereby maintain the Company's net profit margins. In September 2000, the Company discontinued the hedging program administered by Tuttle and Co. The Company currently uses forward sale commitments to mitigate its exposure to interest rate risk. Protection is accomplished by committing to the forward sale of mortgage loans with either a "best efforts" purchase, that is a purchase whereby the Company commits its best efforts to supply a mortgage loan at a specified interest rate and price, or a "mandatory" purchase, that is a purchase whereby the Company commits on a mandatory basis to supply a mortgage loan at a specified interest rate and price. During 2000, any costs associated with closing out open positions were charged to expense when incurred. Prospectively, the Company's forward sales commitments are derivatives under SFAS 133 (which must be implemented as of January 1, 2001) and will be marked-to-market. See "Item 13(a) Financial Statements - Notes to Financial Statements - Note 1.

Item 7. Financial Statements.

      The response to this item is submitted as a separate section of this Form 10-KSB. See "Item 13. Exhibits and reports on Form 8-K."

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information regarding the Company's directors and executive officers.

      Name            Age     Position

Joseph Kristul        53      Chief Executive Officer and Treasurer, Director
Maria Kristul         53      President, Director
Mark S. Sussman       51      Executive Vice President
Stephen W. Haley      47      Executive Vice President
Teresita Dee          58      Controller
Robert A. Shuey       46      Director
Robert A. Forrester   56      Director
Alex Rotzang          56      Director
J. Peter Gaskins      52      Director


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

      Mark S. Sussman joined the Company in July, 2000 as Executive Vice President and Chief Operating Officer. Prior to joining the Company Mr. Sussman was CEO of Community Financial, Virginia Beach, Virginia, President of Tidewater Mortgage and Vice President of Sterling National Bank. He has over 20 years of finance, operations and residential mortgage banking experience. He received his MBA degree in Finance from the University of New Hampshire.

      Stephen W. Haley joined the Company in February, 2001 as Executive Vice President and Chief Financial Officer. From August, 1997 until he joined the Company, Mr. Haley held various financial and risk management positions with

United PanAm Financial Corp. From 1981 through August 1997, Mr. Haley was a management consultant, including 10 years with KPMG Peat Marwick where he was a Partner in the Financial Services Consulting Practice.

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

Committees of the Board of Directors

      The Company's Board of Directors has established three active committees, the Audit Committee, the Compensation Committee and the Primary Committee.

      The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company. The Audit Committee is composed of Messrs. Gaskins, Shuey and Forrester.

      The duties of the Compensation Committee are to provide a general review of the Company's Compensation and benefit plans to ensure that they meet corporate objectives and to administer or oversee the Company's Stock Option Plan and other benefit plans. In addition, the Compensation Committee reviews the compensation of officers of the Company and the recommendations of the Chief Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices. Except with respect to the administration of the Stock Option Plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval. The Compensation Committee is composed of Messrs Gaskins and Shuey.

      The duties of the Primary Committee relate to administration of the 2000 Stock Incentive Plan, and are set forth under the caption 2000 Stock Incentive Plan. The Primary Committee is composed of Messrs. Gaskins and Rotzang.

Section 16(a) Beneficial Ownership Reporting Compliance.

      In August 2000, Mr. Sussman was named Chief Operating Officer and in February 2001. Mr. Haley was named Chief Financial Officer. Each's Form 3 is anticipated to be filed in April 2001. In July 1999, Mr. Rotzang was named a director of the Company and his Form 3 is anticipated to be filed in April 2001.

Item 10. Executive Compensation.

      The following table sets forth the compensation paid to the Company's Chief Executive Officer and other executive officers who earned more than $100,000 in 2000 (the "Named Executive Officers") for services rendered to the Company in all capacities for the three fiscal years ended December 31, 2000.

                           Summary Compensation Table

      Name and                                           Annual Compensation            All Other
Principal Position             Fiscal Year           Salary              Bonus        Compensation

Joseph Kristul (1)                  2000            $210,416               -                     0
Chief Executive Officer             1999            $250,000               -                     0
                                    1998            $166,667            $57,661           $389,605

Maria Kristul (1)                   2000            $252,500               -                     0
President                           1999            $300,000            $47,516                  0
                                    1998            $296,887               -              $389,605

William A. Russell (2)              2000            $187,500               -                     0
Vice President

Teri Saldivar (3)                   2000            $187,500               -                     0
Vice President

      ----------------
(1) All Other Compensation represent distributions made to Joseph and Maria Kristul in connection with the Company's status as an S corporation.
(2) Mr. Russell was a Principal in LRS, Inc. and served as a director of the Company until July 2000. He was not compensated for service as a director.
(3)      Ms. Saldivar was a Principal in LRS, Inc.

Employment Agreements

      Effective August 18, 2000, the Company and Mr. Sussman has entered into an employment agreement whose term expires February 18, 2002. Pursuant to the contract, Mr. Sussman's present compensation is $12,500 per month.

Stock Option Plans

      The 1998 Stock Option Plan (the "1998 Plan") provides for the grant to employees, officers, directors, and consultants to the Company or any parent, subsidiary or affiliate of the Company of up to 500,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination, or reclassification of shares. The 1998 Plan provides for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options at the discretion of the Board of Directors or a committee of the Board of Directors (the "Committee"). On February 29, 2000 the Board of Directors terminated this plan and adopted the 2000 Stock Incentive Plan.

      Ms. Kristul has been granted options to acquire 30,000 shares of Common Stock and Ms. Dee has been granted an option to acquire 10,000 shares of Common Stock. All of the options granted to Ms. Kristul and Ms. Dee have an exercise price of $7.50. Mr. Sussman has been granted options to acquire 100,000 shares of Common Stock at an exercise price of $.75.

      On February 29, 2000, effective March 1, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") for the grant to employees, officers, directors and consultants to the Company, parent or subsidiary of the Company of up to 750,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination or reclassification of shares. Beginning with calendar year 2001, the number of shares authorized under the plan shall automatically increase by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year. However, in no event shall any such annual increase exceed 400,000 shares. No one person may receive options for more than 150,000 shares in the aggregate per year.

      There are five programs under the 2000 Plan under which (i) eligible persons may be granted options to purchase Common Stock for incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. (ii) eligible employees may have a portion of their base salary invested in special option grants; (iii) eligible persons may be issued shares of Common Stock directly, either through immediate purchase of shares or as a bonus; (iv) non-employee directors shall receive option grants at designated intervals over the period of continued board service; and (v) non-employee board members may have their annual retainer fee otherwise payable in cash applied to a special option grant.

Director Remuneration

      The following sets forth certain information regarding compensation of directors paid for services in 2000 and those appointed to serve as directors other than named executive officers:

                                                                                                Number of
                                 Annual                     Consulting                         Securities
                                Retainer         Meeting    Fees/Other      Number of          Underlying
       Name                       Fees            Fees         Fees          Shares              Options

Robert A. Shuey                                $12,500                0           0                91,000(1)

Robert A. Forrester                            $12,500          $26,637           0                91,000(1)

Alex Rotzang                                   $12,500                0           0                20,000

J. Peter Gaskins                               $11,500          $13,831           0                18,000

Hilary Whitley                                  $4,000          $15,000           0                60,000(1)

-------------------
(1) The exercise price of all such options is $7.50. Of the 60,000 shares of Common Stock indicated for each of Ms. Whitley and Messrs. Shuey and Forrester, 40,000 are exercisable upon a change of control in the Company.

      Non-employee directors of the Company receive $1,000 per month for each month the director served. The director also receives $500 per meeting attended and related travel expenses.

      Each non-employee director receives options to purchase 15,000 shares of Common Stock upon the individuals appointment to serve as a director and options to purchase an additional 5,000 shares of Common Stock annually upon appointment to serve as a director for the ensuing year provided the individual has been a member of the board of directors for five months. Members of the audit committee receive an option for an additional 3,000 shares of Common Stock upon the individual's appointment to the audit committee. The exercise price for the options is the closing price of the Company's Common Stock on the date of the event. All options may be exercised immediately but are subject to repurchase at the exercise price by the Company. The Company's right to repurchase the options with respect to those granted annually ceases with respect to half of the options six months after the date of the grant and, with respect to the balance of the options, after one year. With respect to the options granted a director upon becoming a director, the Company's right to repurchase any options decreases every six months after the date of the original grant with respect to one sixth of such shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership as of March 15, 2001, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock and by each Selling Shareholder, (b) each director of the Company, (c) each Named Executive Officer, and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

Name and Address of                 Number of               Percent Beneficial
                                   Shares Owned                  Owner

Kristul Family LLC(1)(2)           2,329,960                       51.3%
401 Taraval Street
San Francisco, CA 94116

Joseph Kristul(1)(2)               2,377,060                       52.3
401 Taraval Street
San Francisco, CA 94116

Maria Kristul(1)(2)(3)             2,377,060                       52.3
401 Taraval Street
San Francisco, CA 94116

Stephen W. Haley(_)                  130,000                        0.0
401 Taraval Street
San Francisco, CA 94116

Mark S. Sussman(_)                   100,000                        2.2
401 Taraval Street
San Francisco, CA 94116

Teresita Dee(4)                       10,000                        0.2
401 Taraval Street
San Francisco, CA 94116

Robert A. Shuey(5)(6)                 43,100                        0.9
8214 Westchester
Suite 500
Dallas, TX 75225

Robert A. Forrester(5)(6)             55,500                        1.2
1215 Executive Drive West
Suite 102
Richardson, TX 75081

Alex Rotzang(6)                       20,000                        0.4

J. Peter Gaskins(6)
8119 Kloshe Ct. South
Salem, OR 97306

William Russell                      347,586                        7.6
1725 Bascom Ave., Suite 100
Campbell, CA 95008

All Executive Officers and
Directors as a group
(10 persons)(3)(4)(5)(6)           3,069,770                       72.4%

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

(4) Includes 10,000 shares Ms. Dee has the right to acquire pursuant to the Company's 1998 Stock Option Plan.

(5) Includes 20,000 shares of Common Stock Messrs. Shuey and Forrester each have the right to acquire pursuant to a non-qualified option.

(6) Includes options to purchase 23,000, 23,000, 20,000 and 18,000 shares of Common Stock Messrs. Shuey, Forrester, Rotzang and Gaskins, respectively, have pursuant to he Company's 2000 Stock Incentive Plan.


Item 12. Certain Relationships and Related Transactions

      In 2000 the Company paid Mr. Forrester $26,637 for legal services rendered to the Company, and in 1999 the Company paid Mr. Forrester $62,647 for legal services rendered to the Company. In 2000 the Company paid Mr. Gaskins $13,831 for consulting services with respect to the 2000 Stock Incentive Plan, organizing and restructuring the Board and on documentation related to the subordinated debt placement.

      Joseph Kristul and Maria Kristul have each guaranteed three of the Company's four financing facilities.


Item 13. Exhibits and Reports on Form 8-K.

(a)  Financial Statements

     The following financial statements are included herewith:

                                                                    Page

     Report of Independent Certified Public Accountants             F-1
     Balance Sheets                                                 F-2
     Statements of Income                                           F-3
     Statements of Shareholders' Equity                             F-4
     Statements of Cash Flows                                       F-5
     Notes to Financial Statements                                  F-6

(a)  Reports on Form 8-K

     None

(a)  Exhibits

     None

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
of Transnational Financial Network, Inc.

We have audited the balance sheet of Transnational Financial Network, Inc. as of December 31, 1999, and the related statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/   Deloitte & Touche LLP

San Francisco, California
February 18, 2000

                           TRANSNATIONAL FINANCIAL
                                NETWORK, INC.

                           Financial Statements and
              Report of Independent Certified Public Accountants

                          December 31, 2000 and 1999

                                   CONTENTS


                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................2

FINANCIAL STATEMENTS

     Balance Sheets........................................................3

     Statements of Income..................................................4

     Statement of Shareholders' Equity.....................................5

     Statements of Cash Flows..............................................6

     Notes to Financial Statements.........................................7

               Report of Independent Certified Public Accountants


Board of Directors
Transnational Financial Network, Inc.

We have audited the accompanying balance sheet of Transnational Financial Network, Inc. as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP



San Francisco, California
February 16, 2001

                     Transnational Financial Network, Inc.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                                                                2000                 1999
                                                                           ----------------     -------------
                                  ASSETS
Cash                                                                       $    892,938         $    862,257

Mortgage loans held for sale, pledged                                        20,307,222            2,009,092
Accrued interest receivable                                                      41,733               40,126
Due from Shareholders                                                            11,613                 -
Investment in Loan Link, LLC                                                       -                 300,000
Receivable from Loan Link LLC                                                   300,000              200,000
Notes receivable                                                                136,322              135,819
Investment in real estate                                                          -                 190,671
Goodwill                                                                      3,428,321            3,758,827
Property and equipment, net                                                     296,913              577,079
Other assets                                                                  1,477,077              988,930
                                                                           ----------------     -------------

     TOTAL ASSETS                                                          $ 26,892,139         $  9,062,801
                                                                           ================     =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

   Warehouse notes payable                                                 $ 19,645,445         $       -
   Accrued interest payable                                                     219,602              164,278
   Real estate mortgage                                                            -                 140,283
   Due to Shareholders                                                             -                  22,043
   Accounts payable and accrued expenses                                        556,209               80,392
   Subordinated debt                                                            712,000                 -
                                                                           ----------------     -------------
     TOTAL LIABILITIES                                                     $ 21,133,256              406,996
                                                                           ----------------     -------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value: 2,000,000 shares
     authorized; no shares issued or outstanding                                   -                    -
   Common stock, no par value;  10,000,000 shares
     authorized;  4,279,310 shares issued and
     outstanding at December 31, 2000 and 1999                               10,594,450           10,558,709
   Accumulated deficit                                                       (4,835,567)          (1,902,904)
                                                                           ----------------     -------------
     TOTAL SHAREHOLDERS' EQUITY                                               5,758,883            8,655,805
                                                                           ----------------     -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 26,892,139         $  9,062,801
                                                                           ================     =============

                  See accompany notes to financial statements.

                      Transnational Financial Network, Inc.

                            STATEMENTS OF OPERATIONS

                             Year Ended December 31,

                                                                                        2000            1999
                                                                                   -------------     --------------

REVENUE:
    Gain on sale of mortgage loans                                                 $ 2,393,246       $ 3,868,928
    Production income                                                                5,552,778         4,322,840
    Interest income                                                                  2,132,100         2,694,713
    Other                                                                              294,394            80,841
                                                                                   -------------     --------------
      Total revenue                                                                 10,372,518        10,967,322
                                                                                   -------------     --------------

EXPENSES:
    Interest expense                                                                 2,369,073         2,505,079
    Salaries and benefits                                                            7,717,457         7,847,408
    General and administrative                                                       2,746,769         2,937,251
    Occupancy                                                                          691,072           607,502
                                                                                   -------------     --------------
      Total expenses                                                                13,524,371        13,897,240
                                                                                   -------------     --------------

      LOSS BEFORE INCOME TAXES                                                      (3,151,853)       (2,929,918)

INCOME TAX BENEFIT                                                                    (219,190)         (300,000)
                                                                                   -------------     --------------

      NET LOSS                                                                     $(2,932,663)      $(2,629,918)
                                                                                   =============     ==============

NET LOSS PER SHARE:
    Basic and diluted                                                              $    (0.69)       $    (0.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                           4,279,310         3,946,202

                  See accompany notes to financial statements.

                     Transnational Financial Network, Inc.

                       STATEMENTS OF SHAREHOLDERS'EQUITY

                     Years Ended December 31, 2000 and 1999

                                                                                       Retained
                                                          Common Stock                 Earnings
                                                ----------------------------------
                                                    Shares            Amount           (Deficit)           Total
                                                ----------------  ----------------  ----------------  ----------------

BALANCE, January 1, 1999                              3,700,000      $  8,453,059      $   727,014       $ 9,180,073

Issuance of stock for acquisition                       579,310         2,082,500                -         2,082,500

Issuance of common stock warrants
    for services performed                                    -            23,150                -            23,150

Net loss                                                      -                 -       (2,629,918)       (2,629,918)
                                                ----------------  ----------------  ----------------  ----------------

BALANCE, December 31, 1999                            4,279,310        10,558,709       (1,902,904)        8,655,805

Issuance of common stock warrants
    for services performed                                    -            35,741                -            35,741

Net loss                                                      -                 -       (2,932,663)       (2,932,663)
                                                ----------------  ----------------  ----------------  ----------------

BALANCE, December 31, 2000                            4,279,310      $ 10,594,450      $(4,835,567)      $ 5,758,883
                                                ================  ================  ================  ================

                  See accompany notes to financial statements.

                     Transnational Financial Network, Inc.

                            STATEMENTS OF CASH FLOW

                            Year Ended December 31,

                                                                                  2000             1999
                                                                             ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $  (2,932,663)  $   (2,629,918)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Gain on sale of mortgage loans                                           (2,393,246)      (3,868,928)
        Provision for early payoffs                                                 182,917           92,845
        Depreciation and amortization                                               631,275          407,257
        Issuance of common stock warrants for services performed                     35,741           23,150
        Mortgage loans originated for sale                                     (611,580,293)    (770,798,238)
        Proceeds from sales of mortgage loans                                   595,492,493      846,347,958
        Net gain on sale of investment property                                     (65,298)               -
        Deferred income tax benefit                                                       -         (134,184)
        Net effect of changes in:
          Accrued interest receivable                                                (1,607)           5,398
          Due from shareholder                                                      (15,938)               -
          Other assets                                                             (497,235)         408,573
          Accrued interest payable                                                   55,323         (298,209)
          Accounts payable and accrued liabilities                                  475,817       (1,365,003)
                                                                             ---------------  ---------------
            Net cash (used in) provided by operating activities                 (20,612,714)      68,190,701
                                                                             ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Notes receivable                                                                   (503)               -
    Purchase of property and equipment                                              (12,391)        (357,222)
    Repayment (advances) to Loan Link LLC                                           200,000         (500,000)
    Additional cost to acquire LRS, Inc.                                                  -       (1,886,490)
    Collection of receivable from sale of investment property                       100,000                -
                                                                             ---------------  ---------------
            Net cash provided by (used in) investing activities                     287,106       (2,743,712)
                                                                             ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on warehouse notes payable                                       650,031,017      996,632,246
    Payments on warehouse notes payable                                        (630,385,572)  (1,062,137,659)
    Distribution to S Corporation shareholders                                            -          (65,742)
    Real estate mortgage loan payments                                               (1,156)          (3,692)
    Borrowings on note payable, subordinated                                        712,000                -
                                                                             ---------------  ---------------
            Net cash provided by (used in) financing activities                  20,356,289      (65,574,847)
                                                                             ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 30,681         (127,858)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        862,257          990,115
                                                                             ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $     892,938   $      862,257
                                                                             ===============  ===============

CASH PAID DURING THE YEAR FOR:
    Interest                                                                  $   2,350,275   $    2,244,453
    Income taxes                                                              $           -   $      523,221

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES -
    Common stock issued for acquisition of LRS, Inc.                          $           -   $    2,100,000

                  See accompany notes to financial statements.

                      Transnational Financial Network, Inc.

                        Notes to Financial Statements

                          December 31, 2000 and 1999





Note 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

     Nature of Operations

     Transnational Financial Network, Inc. (the "Company") conducts real estate mortgage banking activities through three wholesale branches and two retail branches located in California and Arizona. The Company's revenues are derived primarily from the origination and sale of conforming and non-conforming residential real estate loans for placement in the secondary market.

     General

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the mortgage banking industry.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of amounts on deposit with financial institutions.

     Mortgage Loans Held for Sale

     All mortgage loans originated are intended for sale in the secondary market and are carried at the lower of cost or estimated market value, as determined by quoted market prices, in aggregate. All loans are sold servicing released. The real property of the borrower is pledged as collateral for mortgage loans.

     Loan origination fees and certain direct origination costs are deferred and recognized as income upon sale of the loan which occurs generally in less than 30 days from date of funding.

     Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loan sold, net of commitment fees paid and commissions paid to brokers. The Company reflects the value paid for servicing rights released in net gain from sales of mortgage loans.

     Goodwill

     Goodwill is the excess of the cost over the fair value of net assets acquired and is being amortized by the straight-line method over ten years. On an on-going basis, management reviews the valuation of goodwill to determine possible impairment. The recoverability of goodwill is assessed by determining whether the amortization of goodwill over the remaining life can be recovered through projected undiscounted future cash flows.

     Property and Equipment

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

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999

Note 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (continued)

     Income Taxes

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

     Commitments to Extend Credit

     In response to marketplace demands, the Company routinely makes commitments to extend credit for fixed rate and variable rate loans with or without rate lock guarantees. When rate lock guarantees are made to customers, the Company becomes subject to market risk for changes in interest rates that occur between the rate lock date and the date that a firm commitment to purchase the loan is made by a secondary market investor. Generally, as interest rates increase, the market value of the loan commitment goes down. The opposite effect takes place when interest rates decrease. As described below, the Company uses a combination of financial futures and forward delivery commitments to manage this risk. Hedging of the market risk is most successful when these instruments are matched, resulting in the market values of the financial futures and forward delivery commitments moving in an inverse relationship with the market value changes of the Company's loan commitments. Commitments to extend credit are agreements to lend to a customer as long as the borrower satisfies the Company's underwriting standards. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee to the Company. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those commitments. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Collateral is required for all loans, and normally consists of real property. The Company's experience has been that substantially all loan commitments are completed or terminated by the borrower within three months. The Company funds these commitments from operating capital and through short-term borrowings on various warehouse lines of credit. Sale of loans to permanent investors provides the source of repayment for the warehouse lines of credit and additional liquidity to the Company by way of gains on sale.

     Financial Futures

     Mortgage Backed Securities futures contracts are entered into by the Company as hedges against exposure to interest-rate risk and are not for speculation purposes. Changes in the market value of futures contracts are deferred while the contracts are open and subsequently recognized in income or expense after the contract closes and the related assets or liabilities are sold. The Company had no such contracts as of December 31, 2000.

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999

Note 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (continued)

     Forward Delivery Commitments

     The Company uses best efforts and mandatory forward sale delivery commitments to sell whole loans. These commitments are also used as a hedge against exposure to interest-rate risks resulting from rate locked loan origination commitments and certain mortgage loans held for sale. Gains or losses incurred in completing these commitments offset corresponding gains and losses in the items hedged, and are deferred and recognized in the statement of income when the contract is closed and the related assets are sold. The Company has also entered into certain forward commitments for trading purposes. Such forward commitments are carried at fair value. Credit risk on these instruments arise when the Company's position in these securities becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counterparty to the agreement. To manage this risk, the Company only enters into these agreements with major, well-known financial institutions.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts on the balance sheets and disclosure of contingent assets and liabilities at December 31, 2000 and 1999, and the statements of income for the years then ended. Actual results could differ significantly from those estimates.

     Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for transactions for which goods or services are consideration for stock-based awards to non-employees based upon the fair value of the goods or services received or the fair value of the stock options awarded, whichever is more reliably measurable. In Note 8, the Company presents the required pro forma disclosures of the effect of stock-based compensation on net loss and net loss per share using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

     New Accounting Pronouncements

     The Company adopted SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities as of January 1, 2001. The standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. The transition adjustments related to the adoption of the Standard resulted in an estimated after-tax decrease of $314,000 to net loss.

     Reclassifications

     Certain amounts in the 1999 financial statements have been reclassified to conform with the current presentation.

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999


Note 2 - MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale as of December 31 are as follows:

                                                  December 31,
                                                  2000              1999

     Mortgage loans                             $ 20,287,302    $ 2,008,612
     Deferred fees, net of costs                      19,921            480
                                                ------------    -----------
     Total                                      $ 20,307,223    $ 2,009,092
                                                ============    ===========

     Substantially all mortgage loans held for sale are pledged as collateral against the Company's warehouse line of credit. The lenders release the collateral at the time a mortgage loan is sold and payment is received.

     The total of mortgages held for sale is increased by the Company's interest on loans sold to gestation or under quick sale.



Note 3 - NOTES RECEIVABLE

     As of December 31, 2000, notes receivable was $136,322. This represents principal advances to an individual at a fixed interest rate of 8%, with an original maturity of five years. A new note was signed on November 14, 2000 that matures on November 15, 2005. The note is secured by a first trust deed on real estate property.



Note 4 - PROPERTY AND EQUIPMENT

     Major classifications of property and equipment at December 31 are summarized as follows:

                                                   2000            1999
                                                ---------       ---------
     Furniture, fixtures and equipment          $ 915,835       $ 911,028
     Leasehold improvements                        71,843          68,162
                                                ---------       ---------
                                                  987,677         979,190
     Accumulated depreciation and amortization   (690,764)       (402,111)
                                                ---------       ---------

                                                $ 296,913       $ 577,079
                                                =========       =========

     Depreciation and amortization expense was $223,509 and $221,659 for the years ended December 31, 2000 and 1999, respectively.



Note 5 - WAREHOUSE NOTES PAYABLE

     The Company maintains a revolving warehouse line of credit, primarily to fund mortgage loan originations. Advances are made on the warehouse line for specific properties, which are pledged as collateral. Interest accrues monthly on the warehouse line and is due at settlement when the underlying loans are sold. All advances are expected to be repaid within one year. During 2000, The Company utilized a $35 million warehouse line with Residential Funding Corporation (RFC). The RFC line terminated on November 30, 2000 although final payment was allowed through January 15, 2001.

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999

Note 5 - WAREHOUSE NOTES PAYABLE (continued)

     Beginning December 1, 2000, the Company used a $20 million warehouse line with Lehman Brothers. Interest on outstanding advances is at LIBOR plus 2% to 2.5% (8.565% to 9.065% at December 31, 2000). The line expires on November 30, 2001.

NOTE 6 - CREDIT FACILITIES

     In November 2000, the Company established a $10 million QuickSale Master Loan Participation and Custodian Agreement (Quick Sale Gestation Line) with Gateway Bank. The line was increased to $15 million by year end. At Gateway's sole discretion, this line can increase to $30 million from time to time. Under the terms of the agreement, as modified, Gateway purchases from the Company a 100% loan participation interest upon the Company obtaining a firm purchase commitment from permanent investors. Interest on the line is at Prime Rate plus 2% (11.5% at December 31, 2000). The line expires on December 31, 2001.

Note 7 - SUBORDINATED DEBT

     Subordinated Debt - To obtain additional capital in 2000, the company borrowed $712,000 from individual investors, subordinated to warehouse lenders. The notes bear interest at 15%, and are due in 2002. A total of 37,500 warrants were issued in connection with the subordinated loans. The value of the warrants were insignificant.


Note 8 - STOCK BASED COMPENSATION

     On April 20, 1998, the Company's Board of Directors approved the 1998 Stock Compensation Plan (the "1998 Plan"), which permits the granting of options to employees, officers and directors of the Company and non-employees. Options granted to employees during 1999 and 1998 have a life of 5 years and vest at 25% per year. During 1999, the Company issued options to outside directors with a contractual life of 10 years as follows: 80,000 options which vest immediately and 160,000 options which vest only upon a change in control. All the options were granted at higher than or equal to market price at the time of the grants.

     In February 2000, the Company's Board of Directors approved the 2000 Stock Incentive Plan ("2000 Plan") effective March 1, 2000. All options issued and outstanding under the 1998 Stock Compensation Plan ("1998 Plan") will continue to be honored but no more options may be issued under the 1998 Plan. A total of 500,000 shares were reserved under the 2000 Plan. In addition, the remaining shares reserved for the 1998 Plan were rolled over into the new plan. As of December 31, 2000 a total of 592,500 shares of common stock were reserved for future grants of options under the 2000 Plan. The share reserve will increase by 4% of total shares outstanding each year beginning on January 1, 2001. The maximum annual increase in the share reserve shall be 400,000 shares. The vesting period is at the discretion of the Plan Administrator.

     As of December 31, 2000, options granted under the 2000 Plan consist of automatic grants to outside directors of 99,000 shares and options given to a senior executive officer of 100,000 shares.

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999


Note 8 - STOCK BASED COMPENSATION (continued)

     A summary of stock options follows:

                                                                                                        Weighted
                                                                                                         Average
                                                                                          Stock          Exercise
                                                                                         Options          Price
                                                                                       ----------       ----------

     Outstanding at January 1999                                                          225,000        $ 7.50
       Options granted                                                                    155,500          7.50
       Options forfeited                                                                  (45,000)         7.50
                                                                                        ---------
     Outstanding at December 31, 1999                                                     335,500          7.50
       Options granted (2000 Plan)                                                        199,000          0.95
       Options forfeited (1998 Plan)                                                       (8,500)         7.50
                                                                                        ---------
     Outstanding at December 31, 2000                                                     526,000          5.02
                                                                                        =========

     Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                                 Average                        Average
                                 Average        Exercise                        Exercise
Range of                        Remaining       Price of                        Price of
Exercise        Options         Contractural    Options         Options         Options
Prices          Outstanding     Life (Years)    Outstanding     Exercisable     Exercisable
----------      -----------     -----------     -----------     -----------     ------------
$0.81 to $1.12     199,000            6.94      $      0.95      126,000        $       0.86
$7.50              327,000            7.71      $      7.50      101,750        $       7.50


     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan for grants to employees. The Company applies SFAS No. 123, Accounting for Stock Based Compensation (SFAS No.
     123) for grants to non-employees. The Company did not recognize compensation cost for its stock option grants because the exercise price is equal to or greater than the fair market value of the Company's stock on the date of grant. SFAS No. 123, requires disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation. Had compensation cost for the grants been determined based upon the fair value method, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below.

                                        2000              1999

     Net loss
       As reported              $ (2,932,663)           $ (2,629,918)
       Pro forma                $ (3,089,667)           $ (2,978,543)

     Basic and diluted loss
     per common share:
       As reported              $     (0.69)            $     (0.67)
       Pro forma                $     (0.72)            $     (0.75)

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999

Note 8 - STOCK BASED COMPENSATION (continued)

     The fair value of the stock options granted during 2000 and 1999, respectively, is estimated as $147,200 and $500,200 on the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility of 64.02% and 58.50% risk-free interest rate of 5.80% and 6.5% assumed forfeiture rate of zero, and an average expected life of
     6.94 to 9.2 years. The weighted average fair value per share of options granted in 2000 and 1999 was $0.74 and $3.23, respectively.



Note 9 - 401(K) PLANS

     On January 1, 1999, the Company established a 401(K) and Profit Sharing Plan (the "Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employees' gross salary limited to the amount of the employee's contribution. The Company contributed $42,570 during 2000, and $29,908 during 1999 to the Plan.



Note 10 - INCOME TAXES

     The provision for income taxes for the years ended December 31 were as follows:

                                  2000                      1999
                                -----------             -----------
     Current:
       Federal                  $ (219,900)             $ (150,952)
       State                           800                 (14,864)
                                -----------             -----------
              Total               (219,190)               (165,816)
                                -----------             -----------
     Deferred:
       Federal                           -                 (89,870)
       State                             -                 (44,314)
                                -----------             -----------
              Total                      -                (134,184)
                                -----------             -----------
     Total                      $ (219,900)             $ (300,000)
                                ===========             ===========
     The effective federal tax rate for the years ended December 31, 2000 and 1999 differs from the statutory tax rate as follows:

                                                                                        2000              1999
                                                                                    ------------      -------------
     Federal income tax at statutory rates                                                  34.0%             34.0%
     Net operating loss carrybacks, net of valuation allowance                                  -            (26.6)
     Net operating loss carryforwards, net of valuation allowance                          (34.0)                 -
     Tax refunds                                                                              7.0                 -
     Other                                                                                    2.8                 -
                                                                                    -------------       -----------
                                                                                             7.0%             10.2%
                                                                                    -------------       -----------

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999



Note 10 - INCOME TAXES (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability at December 31 are as follows:

                                                                                        2000              1999
                                                                                -----------------       ------------
     Deferred tax assets:
       Net operating loss carryforwards                                               $ 1,675,195       $   623,195
       Goodwill                                                                           109,604            37,883
       Property and equipment                                                              20,735             2,706
       State taxes                                                                            272               272
       Deferred loan costs                                                                185,366                 -
       Other                                                                                    -             5,690
                                                                                -----------------       ------------
         Total deferred tax assets                                                      1,891,172           669,746

     Deferred tax liabilities:
       Prepaid rent                                                                       (16,841)          (14,690)
       Deferred loan costs                                                                      -            (1,150)
       Property and equipment                                                                   -                 -
       Other                                                                               (2,429)                -
                                                                                ------------------      ------------
         Total deferred tax liabilities                                                   (19,270)          (15,840)
                                                                                ------------------      ------------
     Net deferred tax asset before valuation allowance                                  1,871,902           653,906
     Valuation allowance                                                               (1,871,902)         (653,906)
                                                                                ------------------      ------------
     Net deferred tax                                                                 $         -       $         -
                                                                                ==================      ============

     At December 31, 2000 and 1999, the net deferred tax asset is fully reserved through valuation allowances. The change in the valuation allowance at December 31, 2000 and 1999 was $1,217,996 and 653,906, respectively.
     Federal and state net operating loss carryforwards of $1,404,870 and $270,325 expire through in 2020 and 2010, respectively.



Note 11 - CAPITAL STOCK

     On July 30, 1999, two former shareholders of LRS, Inc. were grante a total of 579,310 shares of Common Stock as part of the purchase price of LRS, Inc.

     Pursuant to the terms of an advisory agreement with First Colonial Securities Group, Inc. the Company issued warrants to purchase 20,000 shares of the Company's common stocks on October 15, 1999, warrants to purchase another 20,000 shares on January 15, 2000 and a final warrant to purchase 40,000 of the Company's common stocks on April 15, 2000 to First Colonial Securities. These warrants were reissued by the Company in July 2000 at the request of First Colonial Securities to selected officers, warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $2.45, 20,000 shares at $1.8375; and $40,000 shares at $1.4875. The original grant dates for the warrants and the exercise period of five years from date of grant did not change. The exercise prices were at or above the fair market value of the Company's common stock at the time of grant. The warrants were recorded as consulting expenses in the statement of operations.

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999

Note 11 - CAPITAL STOCK (continued)

     On August 14, 2000 the Company issued warrants to purchase a total of 37,500 shares of the Company's common stocks at $1.00 per share in connection with subordinated loan agreements. The fair value of the warrants were not significant.


Note 12 - NET LOSS PER SHARE

     Basic net loss per share is based on net income after preferred dividends and on the weighted average common shares outstanding. Diluted net loss is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities which include stock options. Potential dilutive securities of 768,500 and 480,500 for 2000 and 1999, respectively, have not been included in the calculation of diluted net loss per share, because their effects are antidilutive.


Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's mortgage banking activities consist of the origination and sale of mortgage loans for placement in the secondary market. The Company enters into commitments to extend credit, forward delivery contracts to sell mortgage-backed securities and forward delivery commitments for the sale of whole loans in the normal course of business to manage interest rate risks. As of December 31, 2000 there was no outstanding forward delivery contracts to sell mortgage-backed securities.

     The following disclosure of the estimated fair value of financial instruments at December 31, 2000 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies could significantly affect the estimates.

                                                              2000                               1999
                                                --------------------------------        ----------------------------
                                                   Carrying            Fair           Carrying            Fair
                                                     Value             Value            Value             Value
                                                --------------    --------------     ------------       ------------
     Financial Assets:
       Cash                                     $      892,938     $     892,938      $   862,257       $   862,257
       Mortgage loans held for sale                 20,307,223        20,434,143        2,009,092         2,010,787
       Investment in Loan Link LLC                           -                 -          300,000           300,000
       Receivable from Loan Link LLC                   300,000           300,000          200,000           200,000
       Notes receivable                                136,322           138,459          135,819           129,380

     Financial Liabilities:
       Warehouse notes payable                      19,645,445        19,645,445                -                 -
       Real estate mortgage                                  -                 -          140,283           140,283

     Off-Balance-Sheet Instruments:
       Commitments to extend credit                          -     $     421,875                -       $   165,250
       Financial futures                                     -                 -                -            72,380
       Forward delivery commitments                          -            78,588                -            93,093
       Forward sales commitments                             -                 -                -                 -

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999

Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

     The notional amount of the Company's commitments to extend credit at fixed interest rates were approximately $50,718,000 and $33,050,100 at December 31, 2000 and 1999. The Company also made commitments to deliver $7,100,000 and $7,750,000 in loans and in mortgage based securities to various investors, primarily at fixed interest rates as of December 31, 2000 and 1999.

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

     Notes Receivable and Note Receivable, Shareholder

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



Note 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     During 2000, approximately 80% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements.

     Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. The Company has not been required to repurchase any loans sold during the years ended December 31, 2000 and 1999.

                     Transnational Financial Network, Inc.

                           December 31, 2000 and 1999


Note 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK (continued)

     The Company has a concentration of credit risk with respect to cash deposited with commercial banks in excess of federally insured limits.



Note 15 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company has entered into various operating lease agreements for the rental of office space. The following represents aggregate future minimum lease payments under these agreements.

     Year ending December 31,

       2001     $   588,616
       2002         417,457
       2003         350,295
       2004         177,283
                -----------
       Total    $ 1,533,651
                ===========

     Building and equipment rental expense was approximately $900,688 and $726,571 for the years ended December 31, 2000 and 1999, respectively.

     Litigation

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

NOTE 16 - SUBSEQUENT EVENT (unaudited)

     During the first quarter of 2001, the Company received additional subordinated debt in the amount of $565,000. The subordinated debt bears interest at 15% and has five-year detachable warrants to purchase common stock at $.75 per share. The maturity dates of this subordinated debt range from March 31, 2003 to March 31, 2004.

    Also during the first quarter of 2001, the Company raised short-term borrowings of $1,059,490 from various members of management and shareholders. These short-term borrowings bear interest at 12% and have maturity dates ranging from April 30, 2001 to May 15, 2001.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Transnational Financial Corporation



      /s/ Joseph Kristul
      ----------------------------------------------------
      Joseph Kristul, Chief Executive Officer and Principal Financial Officer



      Date: March 28, 2001



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Joseph Kristul               Director          March 28, 2001
      ----------------------------
      Joseph Kristul



      /s/ Maria Kristul                Director          March 28, 2001
      ----------------------------
      Maria Kristul



                                       Director
      ----------------------------
      Robert A. Shuey



      /s/ Robert A. Forrester          Director          March 28, 2001
      ----------------------------
      Robert A. Forrester



                                       Director
      ----------------------------
      Alex Rotzang



      /s/ J. Peter Gaskins             Director          March 28, 2001
      ----------------------------
      J. Peter Gaskins