Form 10QSB
period 2001-03-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2001-05-15
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31st, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                      94-2964195
-------------------------------------------------------------------------------
(State  or  other   jurisdiction
of  incorporation  or     organization)        (IRS Employer Identification No.)

401 Taraval Street, San Francisco, CA                            94116
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (415) 242-7800
-------------------------------------------------------------------------------
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2001: 4,279,310

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                 MARCH 31, 2001

                                    UNAUDITED



         TABLE OF CONTENTS                                          PAGE NUMBER


PART 1   ITEM 1      FINANCIAL INFORMATION


                     Condensed Balance Sheets as of March 31, 2001
                     and December 31, 2000                               2


                     Condensed Statements of Operations
                     For the Three Months Ended
                     March 31, 2001 and 2000                             3

                     Condensed Statements of Cash Flows for the
                     Three Months Ended March 31, 2001 and 2000          4


                     Notes to Condensed Financial Statements             5

         ITEM 2      Management's Discussion and Analysis
                     of Financial Condition and Results of Operations    7


                     SIGNATURES                                          12

                         ITEM I - FINANCIAL INFORMATION


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                                 March 31,         December 31,
                                                                                    2001              2000
                                                                                -----------------  ---------------
                                                                                  (Unaudited)        (Audited)
ASSETS
               Cash and cash equivalents                                             $   595,488    $    892,938
               Mortgage loans held for sale                                            1,681,942      20,307,222
               Accrued interest receivable                                                47,651          41,733
               Due from Shareholders                                                       6,284          11,613
               Receivable from Loan Link, LLC                                            300,000         300,000
               Notes receivable                                                          136,322         136,322
               Goodwill                                                                3,327,601       3,428,321
               Property and equipment, net                                               266,586         296,913
               Other assets                                                            2,392,950       1,477,077
                                                                                     -------------  --------------

TOTAL ASSETS                                                                         $ 8,754,824    $ 26,892,139
                                                                                     =============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
              Warehouse notes payable                                                $         -    $ 19,645,445
              Accrued interest payable                                                   390,739         219,602
              Accounts payable and accrued liabilities                                   893,429         556,209
              Notes payable                                                              759,491               0
              Subordinated debt                                                        1,327,000         712,000
                                                                                     -------------  --------------

TOTAL LIABILITIES                                                                      3,370,659      21,133,256
                                                                                     -------------  --------------


SHAREHOLDERS' EQUITY:
              Preferred stock, no par value: 2,000,000 shares                                -                 -
                 authorized, no shares issued and outstanding
              Common stock, no par value: 10,000,000 shares
                 authorized: 4,279,310 shares issued and outstanding,
                 as of March 31, 2001 and December 31, 2000                           10,612,155
              Accumulated deficit                                                     (5,227,990)     10,594,450
                                                                                                      (4,835,567)
                                                                                     -------------  --------------

TOTAL SHAREHOLDERS' EQUITY                                                             5,384,165       5,758,883
                                                                                     -------------  --------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 8,754,824    $ 26,892,139
                                                                                     =============  ==============



            See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                      For the Three
                                                                      Months Ended
                                                                        March 31,
                                                              ------------------------------

                                                                  2001            2000
                                                                  ----            ----
    INCOME

                 Net gain on sale of mortgage loans             $ 1,152,671     $   397,164
                 Production income                                2,004,432       1,302,488
                 Interest Income                                  1,249,883         474,757
                 Other                                              555,134          28,925

                                                                ------------    ------------

                                                                  4,962,120       2,203,334
                                                                ------------    ------------


   EXPENSES

                 Interest expense                                 1,665,982         493,807
                 Salaries, benefits and commissions               2,766,226       2,085,717
                 General and administrative                         744,590         790,797
                 Occupancy                                          177,745         179,512
                                                                ------------    ------------

                                                                  5,354,543       3,549,833
                                                                ------------    ------------


LOSS BEFORE INCOME TAXES                                           (392,423)     (1,346,499)


INCOME TAXES                                                              -               -

                                                                ------------    ------------

NET LOSS                                                        $  (392,423)    $(1,346,499)
                                                                ============    ============



NET LOSS PER SHARE

                 Basic and diluted                              $    (0.09)     $    (0.31)


WEIGHTED AVERAGE SHARES OUTSTANDING
                  Basic and diluted                               4,279,310       4,279,310




           See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the Three
                                                                                     Months Ended March 31,
                                                                                      2001               2000
                                                                                -----------------   --------------

Cash flows from operating activities:
            Net loss                                                               $    (392,423)   $  (1,346,499)
            Adjustments to reconcile net loss to net cash provided
            By (used in) operating activities:
                   Gain on sale mortgage loans                                        (1,152,671)        (368,412)
                   Gain on sale of investment in LoanLink, LLC                          (300,000)               -
                   Provision for early payoffs and loan losses                            44,000           28,752
                   Issuance of stock warrants for subordinated debt                       17,705                -
                   Depreciation and amortization                                         149,445          155,010
                   Mortgage loans originated for sale                               (258,330,699)    (152,070,208)
                   Proceeds from sales of mortgage loans                             278,064,650      133,735,137
                   Changes in assets and liabilities:
                        Accrued interest receivable                                       (5,918)          10,148
                        Due from shareholder                                               5,329                -
                        Notes receivable                                                       -           35,819
                        Other assets                                                    (915,873)         279,721
                        Accrued interest payable                                         171,137          (68,449)
                                    Accounts payable and accrued liabilities             337,220          (70,804)
                                                                                   --------------   --------------

            Net cash provided by (used in) operating activities                       17,691,902      (19,679,785)
                                                                                   --------------   --------------


Cash flows from investing activities:
            Purchases of property and equipment                                          (18,398)          (2,967)
            Repayment of advances by Loan Link, LLC                                            -          200,000
            Proceeds from sale of equity interest in LoanLink, LLC                       300,000                -
                                                                                   --------------   --------------

            Net cash provided by (used in) investing activities                          281,602         197,033
                                                                                   --------------   --------------

Cash flows from financing activities:
            Borrowings on warehouse notes payable                                    255,511,594      188,108,591
            Payments on warehouse notes payable                                     (275,157,039)    (167,749,845)
            Payments on real estate mortgage                                                  -              (709)
            Borrowings on subordinated debt                                              615,000                -
            Short-term borrowings                                                        759,491                -
                                                                                   --------------   --------------

            Net cash provided by (used in) financing activities                      (18,270,954)      20,358,037
                                                                                   --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (297,450)         875,285
                                                                                   --------------   --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           892,938          862,257
                                                                                   --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     595,488    $   1,737,542

                                                                                   ==============   ==============


Cash paid during the period for:

                      Interest paid                                                $   1,569,438    $     562,255

                      Income taxes paid                                            $       1,540    $           -


           See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


NOTE 1 The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 The results of operations of the Company for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3      Net Loss Per Share -

            Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended March 31, 2001 and 2000, the effect of including potentially dilutive securities in the calculation of diluted net loss per share would be antidilutive. As a result, the effect of potentially dilutive securities of 703,500 has not been included in the calculations.

NOTE 4      Warehouse Loans -

            The Company has determined that each of its warehouse financing facilities qualifies for sales treatment under SFAS 125.

NOTE 5      Subordinated Debt and Notes Payable -

            During the first quarter of 2001, the Company received additional subordinated debt in the amount of $615,000. The subordinated debt bears interest at 15% and has five-year detachable warrants to purchase 35,000 shares of common stock at $.75 per share. The maturity dates of this subordinated debt range from March 31, 2003 to March 31, 2004

            Also during the first quarter of 2001, the Company raised short-term borrowings of $759,491 from various members of management and shareholders. These short-term borrowings bear interest at 12% and have maturity dates ranging from April 30, 2001 to May 15, 2001. As of May 10, 2001, all but $109,491 of these amounts had been repaid.

NOTE 6      Significant Events -

            During the first quarter of 2001, the Company was informed by The Federal Bureau of Investigation that as part of a Department of Justice plea bargain, $230,127 in fraudulent loan losses and collection expenses the Company incurred during 1998 and 1999 would be paid by the defendant. Accordingly, this amount was recorded as "Other Income".

            During the first quarter of 2001, the Company sold 50% of its 19.9% interest in Loan Link LLC for $300,000. Since the investment was carried at "zero" value on the Company's books, the entire amount was recorded as "Other Income".

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

            Throughout 1999 mortgage interest rates increased. In January 1999, 30-year mortgage interest rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of June. Rates dropped steadily over the remainder of the year, and as of December 31, 2000 the 30-year fixed rate average had dropped to approximately 7.13%. Rates remained at these favorable levels during the first quarter of 2001, ranging between 6.95% and 7.05%.

            As a consequence, the Company saw its volume of mortgage originations pick-up (as rates dropped) during the 4th quarter of 2000 and into the first quarter of 2001.


            The following table sets forth the wholesale and retail production for the periods indicated:

                                1st Qtr-00      2nd Qtr-00      3rd Qtr-00      4th Qtr-00      1st Qtr-01
                                -------------   -------------   -------------   -------------   -------------
               Wholesale        $ 144,043,724   $ 130,878,546   $ 154,913,511   $ 181,744,512   $ 241,779,524

               Retail              77,405,856      82,928,025      67,973,925      87,598,298     108,326,735

                   Total        $ 221,449,580   $ 213,806,571   $ 222,887,436   $ 269,342,810   $ 350,106,259




            Overall, the Company's mortgage loan volume increased by $128.7 million or 58% for the first three months of 2001 when compared to the first three months of 2000. Wholesale mortgage loan production through March 31st of this year was $97.7 million or 68% greater than in the same period in 2000. Retail loan production was $30.9 million or 40% more compared to the first quarter of 2000.

            THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

            The Company incurred a net loss of $392,423 for the three months ended March 31, 2001 compared to a net loss of $1,346,499 during the comparable period last year. Overall, the smaller net loss in the first quarter of 2001 compared to the same period last year was the result of (1) a 58% increase in loan volume, (2) a 24% drop in operating costs as a percentage of loan volume, and (3) a $526,209 increase in other income. These factors offset a $397,049 increase in net interest expense over the prior year.

            Net gain on sale of mortgage loans increased $755,507 or 190%. The bulk of the increase in net gain on sale arose from higher wholesale loan production and better overall prices on loans sold. Total wholesale loans closed were $97.7 million or 68% greater than in the same period last year.

            Production income increased by $701,944 or 54%. Production income increased because of an increase in retail origination fees and wholesale "junk" fees posted during the first quarter this year. Retail loan production was $30.9 million or 40% greater than in the first quarter of 2000.

            Other income was higher by $526,209 or 1,800% for the first quarter of 2001 compared to the totals for the same period last year. Other income rose because of (1) the sale of a portion of the Company's interest in Loan Link, LLC ($300,000) and the recovery of fraudulent loan losses and collection expenses ($230,127) that the Company incurred during 1998 and 1999 (see Item 1 - Note 5 to the Financial Statements).

            During the first quarter of 2001, the Company incurred a net interest expense of $416,099 compared to a net interest expense in the first quarter of 2000 of $19,050. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the first quarter of 2001 - this is a result of increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines that increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

            The Company has taken steps to better manage expenses which it started in 2000. These steps include reducing the number of support staff, placing account executives on straight commission so that compensation will vary with loan production, renegotiating vendor contracts, prioritizing technology projects, and managing down delivery and fax expenses by limiting distribution of rate sheets to only active brokers. The effect of these cost cutting measures was to scale down operating expenses (not including interest expense) to 1.05% of loan volume during the first quarter of 2001 compared to 1.38% during the same period in 2000.

            Excluding interest expense, total expenses were $632,535 or 21% higher during the first quarter of 2001 compared to the same period in 2000. This compares favorably to a 58% increase in loan volumes over the same period. Commissions increased by $487,545 or 60% and salaries and benefits increased by $192,964 or 15%, as a result of higher loan volumes. General and administrative expenses decreased by $46,207 or 6%, and occupancy costs decreased by $1,767 or 1%, mainly as a result of the previously discussed cost reduction efforts.

            LIQUIDITY AND CAPITAL RESOURCES

             The Company's capital resources are substantially provided by warehouse lenders that fund (through a purchase as defined under SFAS 125) the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of March 31, 2001 the Company had four financing facilities for a total of $70 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. As of March 31, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of net worth and/or the attainment of positive earnings.

             On April 17, 2001 the Company was informed by one of its warehouse lenders which provided a $20 million facility that as a result of certain events of default, the lnder was ceasing further purchases under the line. The Company has informed its other warehouse lenders of the events of default and each has informally stated that although the Company was in violation of certain of their covenants, there have been significant operational improvements during the quarter and as such the current relationship will continue.

             As a result of the above-mentioned freeze on one of its warehouse lines, the Company has been forced to reduce its levels of loan production. Wholesale production in April, 2001 totaled $68.1 million, a 26% decline over February's peak volume of $91.7 million. Failure to replace this warehouse line will adversely affect its financial performance and will limit the Company's ability to grow.

             During the first quarter of 2001, the Company raised additional subordinated debt in the amount of $615,000. Despite this cash infusion, the Company's cash position during the first quarter of 2001 was strained as a result of: (1) a significant increase in mortgage loan originations, (2) an increase in the period of time between a mortgage loan's closing and its final sale to investors, and (3) operating losses. As of March 31, 2001 the Company had to rely on short-term borrowings of $759,491 from various members of management and shareholders in order to support its business activities. As previously discussed, during April, 2001 the Company experienced a reduced level of loan originations and, therefore, related cash needs, allowing all but $109,491 of these short-term borrowings to be repaid by May 10, 2001.

             In order to fund its business activities over the remainder of 2001, the Company has undertaken the following operating and financing activities:

             1. Strengthened broker pricing policies and procedures to reduce price concessions and increase loan margins. As a result, the gain on loans sold in the month of April increased approximately 15bps over March, 2001.
             2. Restructured underwriting and processing activities involving loan applications in order to better match staffing levels with loan volumes. As a result, staff levels are 22% lower when compared to March 31, 2001 levels, and overtime and temporary help expenses have been reduced.
             3. Restructured funding and shipping procedures in order to reduce warehouse time. As a result, the period of time between a mortgage loan's closing and its final sale to investors has decreased from a high of approximately 30 days to current levels of 20 days with a target of 15 days; and
             4. Raised an additional $120,000 in subordinated debt as of May 10,
                2001 and received a commitment for an additional $300,000 to be infused during the week of May 14, 2001.

             In addition, the Company has been seeking additional equity funds that, if received, would both provide additional cash and allow the Company to renegotiate the interest rates it pays on current warehouse facilities. This would result in a reduction in the Company's negative net interest margin that has been a significant contributor to operating losses. The Company's net interest margin has been improving since the end of the first quarter of 2001 due to the Federal Reserve Bank's lowering of short-term rates without a corresponding drop in fixed rate mortgage yields.

             The Company believes that the result of these activities combined with cash flows from operations and continuing efforts to optimize on current resources will improve the Company's cash position to a level adequate to support its operations through the remainder of the year. However, there are no guarantees that these steps will result in a return to profitability.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Transnational Financial Network, Inc.



May 11, 2001                         /s/ Joseph Kristul
                                     -----------------------------------------
                                     Joseph Kristul, Chief Executive Officer
                                     And Principal Financial Officer