Form 10QSB
period 2001-06-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2001-08-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                      94-2964195
-------------------------------------------------------------------------------
(State  or  other   jurisdiction               (IRS Employer Identification No.)
 of  incorporation  or organization)

401 Taraval Street, San Francisco, CA                    94116
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (415) 242-7800
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2001: 4,279,310

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JUNE 30, 2001

                                    UNAUDITED



                              TABLE OF CONTENTS                      PAGE NUMBER


PART 1     ITEM 1      Financial Information

                       Condensed Balance Sheets as of June 30, 2001
                       and December 31, 2000                                  2

                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                       June 30, 2001 and 2000                                 3

                       Condensed Statements of Cash Flows for the
                       Six Months Ended June 30, 2001 and 2000                4

                       Notes to Condensed Financial Statements                5

           ITEM 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          7


PART 2     ITEM 1      Legal Proceedings                                     11

           ITEM 2      Changes in Securities and Use of Proceeds             11

           ITEM 4      Submission of Matters of Vote to Security Holders     12

                       SIGNATURES                                            13

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                               June 30,                       December 31,
                                                                   2001                               2000
                                                                   ----                               ----
                                                            (Unaudited)                          (Audited)

ASSETS
         Unrestricted cash and cash equivalents             $   659,735                        $   492,938
         Restricted cash and cash equivalents                   581,837                            400,000
         Mortgage loans held for sale                           576,469                         20,307,222
         Accrued interest receivable                             53,634                             41,733
         Due from Shareholders                                        -                             11,613
         Receivable from Loan Link, LLC                         300,000                            300,000
         Notes receivable                                       136,322                            136,322
         Goodwill                                             3,226,881                          3,428,321
         Property and equipment, net                            232,542                            296,913
         Other assets                                         1,354,489                          1,477,077
                                                              ---------                          ---------

TOTAL ASSETS                                                $ 7,121,908                        $26,892,139
                                                            ===========                        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Warehouse notes payable                            $         -                        $19,645,445
         Accrued interest payable                               106,098                            219,602
         Accounts payable and accrued liabilities               903,419                            556,209
         Subordinated debt                                    2,007,000                            712,000
                                                              ---------                         ----------

TOTAL LIABILITIES                                             3,016,517                         21,133,256
                                                              ---------                         ----------


SHAREHOLDERS' EQUITY:
    Preferred stock, no par value: 2,000,000 shares
      authorized, no shares issued and outstanding                   -                                  -
    Common stock, no par value: 20,000,000 shares
      authorized: 4,279,310 shares issued and outstanding,
      as of June 30, 2001 and December 31, 2000              10,612,155                         10,594,450
         Accumulated deficit                                 (6,506,764)                        (4,835,567)
                                                            -----------                        -----------

TOTAL SHAREHOLDERS' EQUITY                                    4,105,391                          5,758,883
                                                              ---------                          ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 7,121,908                        $26,892,139
                                                            ===========                        ===========


           See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            For the Three                       For the Six
                                                            Months Ended                        Months Ended
                                                              June 30,                            June 30,

                                                          2001         2000                  2001              2000

INCOME

         Net gain on sale of mortgage loans        $   700,146   $  476,442           $ 1,852,817       $   873,606
         Production income                           2,042,688    1,339,405             4,046,571         2,641,893
         Interest Income                               908,803      421,785             2,158,686           876,817
         Other                                          23,192      157,504               578,326           206,154
                                                    ----------   -----------            ----------      ------------

                                                     3,674,830    2,395,136             8,636,400         4,598,470


EXPENSES

         Interest expense                            1,201,452      437,812             2,867,434           929,066
         Salaries, benefits and commissions          2,569,023    1,912,574             5,335,250         3,988,729
         General and administrative                  1,021,248      670,050             1,765,838         1,473,004
         Occupancy                                     161,331      189,506               339,075           368,975
                                                     ---------   ----------            ----------         ---------
                                                     4,953,054    3,209,942            10,307,597         6,759,774
                                                     ---------    ---------            ----------         ---------


LOSS BEFORE INCOME TAXES                            (1,278,224)    (814,806)           (1,671,197)       (2,161,304)


INCOME TAXES                                                 -            -                     -                 -
                                                   -----------   ----------            ----------        ----------

NET LOSS                                           $(1,278,224)  $ (814,806)          $(1,671,197)      $(2,161,304)
                                                   ===========   ==========           ===========       ===========


NET LOSS PER SHARE

         Basic and diluted                         $    (0.30)   $   (0.19)           $    (0.39)       $    (0.51)


WEIGHTED AVERAGE SHARES OUTSTANDING

         Basic and diluted                           4,279,310    4,279,310             4,279,310         4,279,310



           See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                            For the Six
                                                                                       Months Ended June 30,
                                                                                        2001              2000

Cash flows from operating activities:
         Net loss                                                                   $ (1,671,197)     $ (2,161,304)
         Adjustments to reconcile net loss to net cash provided
         By (used in) operating activities:
                  Gain on sale mortgage loans                                         (1,852,817)         (788,595)
                  Gain on sale investment in Loan Link, LLC                             (300,000)                -
                  Provision for early payoffs and loan losses                            127,713           (85,011)
                  Issuance of stock warrants for subordinated debt                        17,705                 -
                  Depreciation and amortization                                          297,376           314,599
                  Mortgage loans originated for sale                                (429,241,455)     (281,773,567)
                  Proceeds from sales of mortgage loans                              450,697,312       265,062,354
                  Net gain on sale of investment property                                      -           (65,297)

                  Changes in assets and liabilities:
                           Accrued interest receivable                                   (11,901)          (20,673)
                           Due from shareholder                                           11,613                 -
                           Notes receivable                                                    -            35,819
                           Other assets                                                  122,588           286,333
                           Accrued interest payable                                     (113,504)          (53,194)
                           Accounts payable and accrued liabilities                      347,210           (63,825)
                                                                                      ----------        ----------
         Net cash provided by operating activities                                    18,430,643       (19,312,363)

Cash flows from investing activities:
         Purchases of property and equipment                                             (31,565)          (12,391)
         Repayment of advances by Loan Link, LLC                                               -           200,000
         Proceeds from sale of equity interest in Loan Link, LLC                         300,000                 -
         Additional cost to acquire LRS                                                        -           (15,246)
                                                                                        --------           -------
         Net cash provided by (used in) investing activities                             268,435           172,363

Cash flows from financing activities:
         Borrowings on warehouse notes payable                                       438,350,657       316,490,191
         Payments on warehouse notes payable                                        (457,996,102)     (297,373,395)
         Payments on real estate mortgage                                                      -            (1,156)
         Borrowings on subordinated debt                                               1,295,000                 -
         Short-term borrowings                                                           759,491                 -
         Repayments of short-term borrowings                                            (759,491)                -
                                                                                      ----------       -----------

         Net cash provided by (used in) financing activities                         (18,350,445)       19,115,640
                                                                                      ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     348,633           (24,360)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           892,938           862,257
                                                                                     -----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  1,241,571      $    837,897
                                                                                    ============      ============

Cash paid during the period for:

         Interest paid                                                              $  2,929,700      $    887,654

         Income taxes paid                                                          $      1,540      $          -

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)


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

NOTE 2 The results of operations of the Company for the three and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3            Net Loss Per Share -

                  Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three and six months ended June 30, 2001 and 2000, the effect of including potentially dilutive securities in the calculation of diluted net loss per share would be antidilutive. As a result, the effect of potentially dilutive securities of 869,000 has not been included in the calculations.

NOTE   4          Warehouse Loans -

                  The transfer of assets under the warehouse facilities has been accounted for as gain on sale of mortgage loans since they satisfy the condition to be accounted for as a sale under Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

NOTE 5            Subordinated Debt and Notes Payable -

                  During the first six months of 2001, the Company received additional subordinated debt in the amount of $1,295,000. The subordinated debt bears interest at 15% and has five-year detachable warrants to purchase 35,000 shares of common stock at $.75 per share. The maturity dates of this subordinated debt range from August 14, 2002 to June 11, 2004.

                  Also during the first quarter of 2001, the Company raised short-term borrowings of $759,491 from various members of management and shareholders. The interest rate on these short-term borrowings was 12%. As of June 30, 2001, all of these amounts had been repaid.

NOTE 6            Subsequent Events -

                  On July 11, 2001, the Company signed an investment banking agreement to assist in raising up to $3,000,000 of equity securities in a private placement through an investment bank, $300,000 of which has been received as of August 13. One of the principals of the investment bank is a member of the board of directors of the Company. The agreement requires shareholder approval before any monies can be released to the Company.

NOTE 7            New Accounting Standards -

                  In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at June 30, 2001, is goodwill related to an acquisition in 1999 with a net carrying value of $3,226,881. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $400,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Throughout 1999 mortgage interest rates increased. In January 1999, 30-year mortgage interest rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of June. Rates dropped steadily over the remainder of the year, and as of December 31, 2000 the 30-year fixed rate average had dropped to approximately 7.13%. Rates remained at these favorable levels during the first half of 2001, ranging between 6.95% and 7.16%.

As a consequence, the Company saw its volume of mortgage originations pick-up (as rates dropped) during the 4th quarter of 2000 and into the first quarter of 2001. During the second quarter the Company's mortgage originations were constrained due to reductions in available warehouse facilities.

The following table sets forth the wholesale and retail production for the periods indicated:

                     1st Qtr-00        2nd Qtr-00       3rd Qtr-00        4th Qtr-00       1st Qtr-01        2nd Qtr-01

Wholesale         $ 144,043,724     $ 130,878,546    $ 154,913,511     $ 181,744,512    $ 241,779,524     $ 187,461,931
Retail               77,405,856        82,928,025       67,973,925        87,598,298      108,326,735       136,115,007
Total             $ 221,449,580     $ 213,806,571    $ 222,887,436     $ 269,342,810    $ 350,106,259     $ 323,576,938

Overall, the Company's mortgage loan volume increased by $238.4 million or 55% for the first six months of 2001 when compared to the first six months of 2000. Wholesale mortgage loan production through June 30 of this year was $154.3 million or 56% greater than in the same period in 2000. Retail loan production was $84.1 million or 52% more compared to the first six months of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of $1,671,197 for the six months ended June 30, 2001 compared to a net loss of $2,161,304 during the comparable period last year. Overall, the smaller net loss in the first half of 2001 compared to the same period last year was the result of (1) a 55% increase in loan volume, (2) an 18% drop in operating costs as a percentage of loan volume, and (3) a $372,172 increase in other income. These factors offset a $656,499 increase in net interest expense over the prior year.

Net gain on sale of mortgage loans increased $979,211 or 112%. The bulk of the increase in net gain on sale arose from higher wholesale loan production. Total wholesale loans closed were $429.2 million, or 56% greater than in the same period last year.

Production income increased by $1,404,678 or 53%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $84.1 million or 52% greater than in the first half of 2000.

Other income was higher by $372,172 or 181% for the first half of 2001 compared to the totals for the same period last year. Other income increased because of recovery of a previously written off loan, and the sale of 50% of the Company's ownership interest in Loan Link, LLC.

During the first half of 2001, the Company incurred a net interest expense of $708,748 compared to a net interest expense in the first half of 2000 of $52,249. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the first half of 2001 - this is a result of increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines has increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

Excluding interest expense, total expenses were $7,440,163 or 28% higher during the first half of 2001 compared to the same period in 2000. This compares favorably to a 55% increase in loan volumes over the same period. Commissions increased by $933,515 or 55% and salaries and benefits increased by $413,005 or 18%, as a result of higher loan volumes. General and administrative expenses increased by $292,834 or 20%, mainly as a result of increased loan volume and write-off of uncollectible receivable. Occupancy costs decreased by $29,900 or 8%, mainly as a result of the previously discussed cost reduction efforts.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of $1,278,224 for the three months ended June 30, 2001 compared to a net loss of $814,806 during the comparable period last year. Overall, the greater net loss in the second quarter of 2001 compared to the same period last year was the result of an increase of $276,621 in net interest expense, and a $979,472 increase in operating expenses, offset by increased gain on sale and production income resulting from a 51% increase in loan volume.

Net gain on sale of mortgage loans increased $223,704 or 47%. The bulk of the increase in net gain on sale arose from higher wholesale loan production. Total wholesale loans closed were $187.5 million, or 43% greater than in the same period last year.

Production income increased by $703,283 or 53%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $136.1 million or 64% greater than in the second quarter of 2000.

Other income was lower by $134,312 or 85% for the second quarter of 2001 compared to the totals for the same period last year. Other income declined because of one-time gains that were present in the second quarter of 2000.

During the second quarter of 2001, the Company incurred a net interest expense of $292,649 compared to a net interest expense in the second quarter of 2000 of $16,027. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the second quarter of 2001 - this is a result of increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines has increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

The Company has taken steps to better manage expenses since the beginning of 2001. These steps have included reducing the number of support staff, placing account executives on straight commission so that compensation will vary with loan production, renegotiating vendor contracts, prioritizing technology projects. The effect of these cost cutting measures has reduced operating expenses (not including interest expense) to 1.16% of loan volume during the second quarter of 2001 compared to 1.30% during the same period in 2000.

Excluding interest expense, total expenses were $3,751,602 or 35% higher during the second quarter of 2001 compared to the same period in 2000. This compares favorably to a 51% increase in loan volumes over the same period. Commissions increased by $445,971 or 51% and salaries and benefits increased by $210,479 or 20%, as a result of higher loan volumes. General and administrative expenses increased by $351,198 or 52%, mainly as a result of increased loan volume and write-off of uncollectible receivable. Occupancy costs decreased by $28,175 or 15%, mainly as a result of the previously discussed cost reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are substantially provided by warehouse lenders that fund (through a sale as defined under SFAS 140) the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of June 30, 2001 the Company had three financing facilities for a maximum of $65 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. As of June 30, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of net worth and the attainment of positive earnings.

In June of 2001, the Company was informed by one of its warehouse lenders that as a result of the lender's loss of its own financing, the, the lender would cease purchases under the $20 million line effective when the current agreement expired on July 22, 2001.

As a result of reductions in available warehouse facilities, the Company has been forced to reduce its levels of loan production. Wholesale production in June, 2001 totaled $53.4 million, a 41% decline over February's peak volume of $91.7 million. Failure to obtain warehouse lines or additional financing facilities will limit the Company's ability to grow, and failure to maintain the existing facilities will have a material adverse effect on the Company's operations and financial performance.

During the second quarter of 2001, the Company raised additional subordinated debt in the amount of $680,000. Despite this cash infusion, the Company's cash position during the second quarter of 2001 remained strained as a result of: (1) a significant increase in mortgage loan originations, (2) an increase in the period of time between a mortgage loan's closing and its final sale to investors, and (3) operating losses.

In order to fund its business activities over the remainder of 2001, the Company has undertaken the following operating and financing activities:

1. Strengthened broker pricing policies and procedures to reduce price concessions and increase loan margins.
2. Restructured funding and shipping procedures in order to reduce warehouse time. As a result, the period of time between a mortgage loan's closing and its final sale to investors has decreased from a high of approximately 30 days to current levels of 18-20 days with a target of 15 days.
3. Began implementing new loan origination software to improve productivity
4. Signed an agreement with an investment banking firm to assist in raising up to $3,000,000 of equity securities; and
5.       Is actively seeking new warehouse lines.

If the Company receives the additional equity funds it is seeking, this would both provide additional cash and allow the Company to renegotiate the interest rates it pays on current warehouse facilities, as well as obtain additional warehouse facilities. This would result in a reduction in the Company's negative net interest margin that has been a significant contributor to operating losses. No guarantees can be made that the preceding activities will result in a return to profitability and/or an improvement in the Company's cash position.

PART II


Item 1.  Legal Proceedings

On February 23, 2001, William Russell and Teresa Saldivar, former principals of LRS, Inc., filed a complaint in the Superior Court of Santa Clara County, California alleging that, among other claims, the registrant violated its agreement wherein in the registrant purchased LRS, Inc. This complaint alleges that in connection with the acquisition, the registrant failed to pay William Russell and Teresa Saldivar a percentage of profits from certain loans of LRS, Inc. held at the time of the acquisition as required by the contracts relating to the acquisition.

Because of the poor performance of William Russell and Teresa Saldivar and because several of the registrant's brokers reported that William Russell and Teresa Saldivar approached the brokers and discussed discontinuing the brokers's relationship with the registrant, on March 8, 2001, the registrant terminated its employment of William Russell and Teresa Saldivar. On April 4, 2001, William Russell and Teresa Saldivar filed a second complaint in the Superior Court of Santa Clara County against the registrant based upon breach of contract, wrongful termination in violation of public policy, breach of covenant of good faith and fair dealing, and declaratory relief. The registrant filed a cross-complaint in this action asserting that William Russell and Teresa Saldivar violated their employment agreement, breached their duty of loyalty, intentionally interfered with economic relationships and negligently interfered with economic relationships.

The registrant plans to pursue aggressively its cause of action against William Russell and Teresa Saldivar and vigorously defend their litigation, believing that the claims will not have a material adverse effect on the registrant. The registrant disputes the claims relating to the amounts owed because of the acquisition of LRS, Inc. and believes that the other claims of William Russell and Teresa Saldivar are without merit. William Russell and Teresa Saldivar own an aggregate of approximately 550,000 shares of the registrant's common stock.


Item 2.  Changes in Securities and Use of Proceeds.

During the second quarter of 2001 the Company sold $680,000 in principal amount of subordinated debt to three individuals and a trust. This debt carries an interest rate of 15% and a five-year detachable warrant to purchase 35,000 shares of common stock at $.75 per share. The maturity dates of this subordinated debt range from December 2002 to June 2004. These sales of securities were exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder as transactions not involving a public offering.

Item 4.  Submission Of Matters Of Vote To Security Holders

On June 28, 2001, the registrant held its annual meeting of shareholders. At that meeting, directors were elected and an amendment to the Company's Articles of Incorporation was ratified to increase the number of authorized shares of Common Stock. The results of the voting was as follows:

a.       Directors:

Name                                     FOR           AGAINST

Joseph Kristul                     3,376,350            44,950
Maria Kristul                      3,376,350            44,950
Robert A. Shuey                    3,376,350            44,950
Robert A. Forrester                3,376,350            44,950
Alex Rotzang                       3,376,350            44,950
J. Peter Gaskins                   3,376,350            44,950


b. To amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 20,000,000:

        FOR                      AGAINST                   ABSTAIN
     3,354,940                   66,550                      100

c.       Ratification of Grant Thornton LLP as independent auditors:

        FOR                      AGAINST                   ABSTAIN
     3,381,640                   36,850                     3,100

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Transnational Financial Network, Inc.



August 14, 2001                   /s/ Joseph Kristul
                                  ------------------
                                  Joseph Kristul, Chief Executive Officer
                                  And Principal Financial Officer