Form 10QSB
period 2001-09-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2001-11-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2001: 5,181,732

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                               SEPTEMBER 30, 2001

                                    UNAUDITED



                        TABLE OF CONTENTS                            PAGE NUMBER


PART 1    ITEM 1        Financial Information

                        Condensed Balance Sheets as of
                        September 30, 2001 and December 31, 2000          2

                        Condensed Statements of Operations
                        For the Three and Nine Months Ended
                        September 30, 2001 and 2000                       3

                        Condensed Statements of Cash Flows for the
                        Nine Months Ended September 30, 2001 and 2000     4

                        Notes to Condensed Financial Statements           5

          ITEM 2        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     7


PART 2    ITEM 2        Changes in Securities and Use of Proceeds        11

                        SIGNATURES                                       11

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                          September 30,                       December 31,
                                                                   2001                               2000
                                                                   ----                               ----
                                                            (Unaudited)

ASSETS
         Cash and cash equivalents                          $ 1,238,093                       $    492,938
         Restricted cash and cash equivalents                 1,041,834                            400,000
         Mortgage loans held for sale                           319,169                         20,307,222
         Accrued interest receivable                             59,683                             41,733
         Due from Shareholders                                        -                             11,613
         Receivable from Loan Link, LLC                         300,000                            300,000
         Notes receivable                                       136,322                            136,322
         Goodwill                                             3,126,162                          3,428,321
         Property and equipment, net                            190,008                            296,913
         Other assets                                         1,055,675                          1,477,077
                                                            -----------                       ------------

TOTAL ASSETS                                                $ 7,466,945                       $ 26,892,139
                                                            ===========                       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Warehouse notes payable                            $         -                       $ 19,645,445
         Accrued interest payable                                77,230                            219,602
         Accounts payable and accrued liabilities             1,080,688                            556,209
         Subordinated debt                                    2,007,000                            712,000
                                                            -----------                       ------------

TOTAL LIABILITIES                                             3,164,917                         21,133,256
                                                            -----------                       ------------


SHAREHOLDERS' EQUITY:
         Preferred stock, no par value: 2,000,000 shares
            authorized, no shares issued and outstanding              -                                  -
         Common stock, no par value: 20,000,000 shares
            authorized: 5,180,603 shares issued and
            outstanding,as of September 30, 2001,
            and 4,279,310 issued and outstanding
            as of December 31, 2000                          11,540,182                         10,594,450
         Accumulated deficit                                 (7,238,154)                        (4,835,567)
                                                            -----------                       ------------

TOTAL SHAREHOLDERS' EQUITY                                    4,302,028                          5,758,883
                                                            -----------                       ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 7,466,945                       $ 26,892,139
                                                            ===========                       ============



           See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            For the Three                      For the Nine
                                                            Months Ended                       Months Ended
                                                            September 30,                      September 30,

                                                          2001         2000                  2001              2000

INCOME

         Net gain on sale of mortgage loans         $  804,472   $  561,696           $ 2,657,289       $ 1,435,302
         Production income                           2,072,353    1,268,356             6,118,924         3,910,249
         Interest Income                               499,234      538,651             2,657,920         1,415,468
         Other                                          29,226       43,976               607,552           250,129
                                                    ----------   ----------           -----------       -----------

                                                     3,405,285    2,412,679            12,041,685         7,011,148


EXPENSES

         Interest expense                              642,259      613,156             3,509,693         1,542,222
         Salaries, benefits and commissions          2,573,969    1,725,181             7,909,218         5,698,424
         General and administrative                    741,029      655,666             2,506,867         2,143,222
         Occupancy                                     179,418      164,190               518,493           534,099
                                                    ----------   ----------           -----------       -----------

                                                     4,136,675    3,158,193            14,444,272         9,917,967
                                                    ----------   ----------           -----------       -----------


LOSS BEFORE INCOME TAXES                              (731,390)    (745,514)           (2,402,587)       (2,906,819)


INCOME TAX (BENEFIT) EXPENSE                                 -     (219,190)                    -          (219,190)
                                                    ----------   ----------           -----------       -----------


NET LOSS                                            $ (731,390)  $ (526,324)          $(2,402,587)      $(2,687,629)
                                                    ==========   ==========           ===========       ===========


NET LOSS PER SHARE

         Basic and diluted                          $    (0.15)  $   (0.12)           $    (0.54)       $    (0.63)


WEIGHTED AVERAGE SHARES OUTSTANDING

         Basic and diluted                           4,756,226    4,279,310             4,440,029         4,279,310



           See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           For the Nine
                                                                                    Months Ended September 30,
                                                                                        2001              2000

Cash flows from operating activities:
         Net loss                                                               $      (2,402,587)     $ (2,687,629)
         Adjustments to reconcile net loss to net cash provided
         By (used in) operating activities:
                  Gain on sale mortgage loans                                          (2,657,289)       (1,294,033)
                  Gain on sale investment in Loan Link, LLC                              (300,000)                -
                  Provision for early payoffs and loan losses                             264,713           141,269
                  Issuance of stock warrants for services and subordinated debt            45,732            35,741
                  Depreciation and amortization                                           442,959           477,498
                  Mortgage loans originated for sale                                 (582,214,201)     (435,605,766)
                  Proceeds from sales of mortgage loans                               604,823,543       411,543,556
                  Net gain on sale of investment property                                       -           (65,298)

                  Changes in assets and liabilities:
                           Accrued interest receivable                                    (17,950)          (29,270)
                           Due from shareholder                                            11,613                 -
                           Notes receivable                                                     -            35,819
                           Other assets                                                   421,402           117,867
                           Accrued interest payable                                      (142,372)           92,561
                           Accounts payable and accrued liabilities                       295,766           433,054
                                                                                -----------------      ------------

         Net cash provided by (used in) operating activities                           18,571,329       (26,804,632)

Cash flows from investing activities:
         Purchases of property and equipment                                              (33,895)          (12,391)
         Repayment of advances by Loan Link, LLC                                                -           200,000
         Proceeds from sale of equity interest in Loan Link, LLC                          300,000                 -
         Additional cost to acquire LRS                                                         -           (30,438)
                                                                                -----------------      ------------

         Net cash provided by investing activities                                        266,105           157,171

Cash flows from financing activities:
         Borrowings on warehouse notes payable                                        590,566,148       316,490,191
         Payments on warehouse notes payable                                         (610,211,593)     (289,625,438)
         Payments on real estate mortgage                                                       -            (1,156)
         Borrowings on subordinated debt                                                1,295,000           560,000
         Sale of common stock                                                             900,000                 -
         Short-term borrowings                                                            759,491                 -
         Repayments of short-term borrowings                                             (759,491)                -
                                                                                -----------------      ------------


         Net cash provided by (used in) financing activities                          (17,450,445)       27,423,597
                                                                                -----------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,386,989          (776,137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            892,938           862,257
                                                                                -----------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       2,279,927      $  1,638,394
                                                                                =================      ============


Cash paid during the period for:

         Interest paid                                                          $       3,835,321      $  1,386,465

         Income taxes paid (refund)                                             $           1,540      $   (597,278)

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1 The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three and nine month periods ending September 30, 2000, and September 30, 2001, are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 The results of operations of the Company for the three and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3     Net Loss Per Share -

           Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three and nine months ended September 30, 2001 and 2000, the effect of including potentially dilutive securities in the calculation of diluted net loss per share would be antidilutive. As a result, the effect of potentially dilutive securities of 783,000 has not been included in the calculations.

NOTE 4     Warehouse Loans -

           The transfer of assets under the warehouse facilities has been accounted for as gain on sale of mortgage loans since they satisfy the condition to be accounted for as a sale under Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of September 30, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of net worth and the attainment of positive earnings.

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

           Also during the first quarter of 2001, the Company raised short-term borrowings of $759,491 from various members of management and shareholders. The interest rate on these short-term borrowings was 12%. As of September 30, 2001, all of these amounts had been repaid.

NOTE 6     Sale of Equity Securities -

           During the third quarter of 2001 the Company sold 900,000 shares of common stock to several investors for aggregate proceeds of $900,000. The agreement covering approximately $50,000 of such proceeds specifies that shareholder approval is required before monies can be released to the Company, in order to comply with American Stock Exchange listing requirements.

           Also, during the third quarter of 2001 the Company issued 50,000 options to a consultant in exchange for services. The options have a term of 2 1/2 years and are exercisable at $1.20 per share. The fair value of these options has been expensed during the third quarter. The fair value of these options of $28,000 has been expensed in the third quarter.

NOTE 7     New Accounting Standards -

           In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at September 30, 2001, is goodwill related to an acquisition in 1999 with a net carrying value of $3,126,162. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $400,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards.

NOTE 8 In connection with the previously disclosed litigation involving the former pricipals of LRS, Inc., cash in the amount of $137,612 is being held by the San Francisco Sheriff's Department pursuant to a writ of attachment. Although no assurances can be made, the Company believes that it will prevail in this matter, and accordingly, no accrual has been made for a loss contingency in this matter.

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

Throughout 1999 mortgage interest rates increased. In January 1999, 30-year mortgage interest rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of September. Rates dropped steadily over the remainder of the year, and as of December 31, 2000 the 30-year fixed rate average had dropped to approximately 7.13%. Rates continued to drop during the first nine months of 2001, reaching 6.82% in September 2001.

As a consequence, the Company saw its volume of mortgage originations pick-up (as rates dropped) during the 4th quarter of 2000 and into the first quarter of 2001. During the second and third quarter the Company's wholesale mortgage originations were constrained due to reductions in available warehouse facilities. Origination volume during the third quarter was also significantly affected by the terror attacks that occurred on September 11, 2001.

To diminish the overall effects of a variable interest rate market, the Company has employed other measures to stabilize business. Some of these measures are the offering of a broader menu of products, delivering mortgages to the secondary market in volume packages, and expanding both the nature and scope of mortgage originations. Further changes were implemented operationally, such as the centralization of operations in two regional centers, for conventional and government programs.

The following table sets forth the wholesale and retail production for the periods indicated (in thousands):

                 1st Qtr-00    2nd Qtr-00       3rd Qtr-00     4th Qtr-00     1st Qtr-01      2nd Qtr-01     3rd Qtr-01

Wholesale         $ 144,044     $ 130,879        $ 154,914      $ 181,745      $ 241,780       $ 187,462     $  152,973
Retail               77,406        82,928           67,974         87,598        108,327         136,115     $  140,241
Total             $ 221,450     $ 213,807        $ 222,887      $ 269,343      $ 350,106       $ 323,577     $  293,214


Overall, the Company's mortgage loan volume increased by $308.8 million or 47% for the first nine months of 2001 when compared to the first nine months of 2000. Wholesale mortgage loan production through September 30 of this year was $152.4 million or 35% greater than in the same period in 2000. Retail loan production was $156.4 million or 68% more compared to the first nine months of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company incurred a net loss of $2,402,587 for the nine months ended September 30, 2001 compared to a net loss of $2,687,629 during the comparable period last year. Overall, the smaller net loss in the first nine months of 2001 compared to the same period last year was the result of (1) a 47% increase in loan volume, (2) an 11% drop in operating costs as a percentage of loan volume, and (3) a $357,423 increase in other income. These factors offset a $725,019 increase in net interest expense over the prior year, and a $219,190 income tax benefit in 2000 that did not recur in 2001.

Net gain on sale of mortgage loans increased $1,221,987 or 85%. The increase in net gain on sale arose from higher wholesale loan production, as well as higher profitability per loan. Total wholesale loans closed were $582.2 million, or 35% greater than in the same period last year.

Production income increased by $2,208,675 or 56%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $156.4 million or 68% greater than in the first nine months of 2000.

Other income was higher by $357,423 or 143% for the first nine months of 2001 compared to the totals for the same period last year. Other income increased because of recovery of a previously written off loan, and the sale of 50% of the Company's ownership interest in Loan Link, LLC.

During the first nine months of 2001, the Company incurred a net interest expense of $851,773 compared to a net interest expense in the first nine months of 2000 of $126,754. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the first nine months of 2001 - this is a result of increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines has increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

Excluding interest expense, total expenses were $10,934,578 or 31% higher during the first nine months of 2001 compared to the same period in 2000. This compares favorably to a 47% increase in loan volumes over the same period. Commissions increased by $1,555,157 or 63% and salaries and benefits increased by $655,637 or 20%, as a result of higher loan volumes. General and administrative expenses increased by $363,645 or 17%, mainly as a result of increased loan volume. Occupancy costs decreased by $15,606 or 3%, mainly as a result of cost reduction efforts.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company incurred a net loss of $731,390 for the three months ended September 30, 2001 compared to a net loss of $526,324 during the comparable period last year. Overall, the greater net loss in the third quarter of 2001 compared to the same period last year was the result of an increase of $68,521 in net interest expense, a $978,482 increase in operating expenses, and a $219,190 income tax benefit in 2000 that did not recur in 2001. These factors were offset by increased gain on sale and production income resulting from a 32% increase in loan volume.

Net gain on sale of mortgage loans increased $242,776 or 43%. The bulk of the increase in net gain on sale arose from higher profitability on wholesale loan production. Total wholesale loans closed were $153.0 million, or 1% less than in the same period last year.

Production income increased by $803,997 or 63%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $72.3 million or 106% greater than in the third quarter of 2000.

Other income was lower by $14,750 or 34% for the third quarter of 2001 compared to the totals for the same period last year.

During the third quarter of 2001, the Company incurred a net interest expense of $143,026 compared to a net interest expense in the third quarter of 2000 of $74,505. The unfavorable result in 2001 reflects the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines that increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

The Company has taken steps to better manage expenses since the beginning of 2001. These steps have included reducing the number of support staff, placing wholesale account executives on straight commission so that compensation will vary with loan production, renegotiating vendor contracts, prioritizing technology projects. As a result of the growth of retail production, total expenses (not including interest expense) increased to 1.19% of loan volume during the third quarter of 2001 compared to 1.14% during the same period in 2000.

Excluding interest and taxes, total expenses were $3,494,415 or 37% higher during the third quarter of 2001 compared to the same period in 2000. This compares to a 32% increase in loan volumes over the same period. Commissions increased by $621,642 or 78% and salaries and benefits increased by $227,146 or 24%, as a result of higher loan volumes and the acquisition of two new branches. General and administrative expenses increased by $85,363 or 13%, mainly as a result of increased loan volume. Occupancy costs decreased by $15,228 or 9%, mainly as a result of the previously discussed cost reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are substantially provided by warehouse lenders that fund (through a sale as defined under SFAS 140) the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of September 30, 2001 the Company had two financing facilities for a maximum of $65 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. One of the warehouse facilities requires a deposit of $1 million be maintained in a collateral bank account. As of September 30, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of net worth and the attainment of positive earnings.

As a result of changes in the industry, and the contraction of warehouse facilities, the Company has been forced to reduce its levels of loan production. Wholesale production in October 2001 totaled $60.4 million, a 34% decline over February's peak volume of $91.7 million. Failure to obtain warehouse lines or additional financing facilities would limit the Company's ability to grow, and failure to maintain the existing facilities would have a material adverse effect on the Company's operations and financial performance.

During the third quarter of 2001, the Company sold common stock in the amount of $900,000. As a result of this cash infusion, the Company's cash position during the third quarter of 2001 improved despite operating losses.

To facilitate its business activities over the remainder of 2001, the Company has undertaken the following operating and financing activities:

1.       Expanded it's product mix to include more profitable product types.
2. Strengthened mortgage broker pricing policies and procedures to reduce price concessions and increase loan margins.
3. Restructured funding and shipping procedures in order to reduce warehouse time. As a result, the period of time between a mortgage loan's closing and its final sale to investors has decreased from a high of approximately 30 days to current levels of 15-18 days with an achievable target of 10-15 days.
4. Began implementing new loan origination software to improve productivity.
5. Continues to seek additional capital through the sale of equity and debt securities.
6.       Is actively seeking new warehouse lines.

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

PART II

Item 1.  Legal Proceedings

There have been no new material developments in connection with legal proceedings. See the Form 10-QSB for the period ending June 30, 2001 for further information regarding legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds.

During the third quarter of 2001 the Company sold 900,000 shares of common stock to several investors for aggregate proceeds of $900,000. The agreement covering approximately $50,000 of such proceeds specifies that shareholder approval is required before monies can be released to the Company, in order to comply with American Stock Exchange listing requirements.

During the third quarter of 2001 the Company issued 50,000 options to a consultant in exchange for services. The options have a term of 2 1/2 years and are exercisable at $1.20 per share.

During the third quarter, 8,000 previously issued warrants were exercised in a cashless transaction, resulting in the issuance of 1,293 shares of common stock.

These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Transnational Financial Network, Inc.



November 14, 2001                       /s/ Joseph Kristul
                                        Joseph Kristul, Chief Executive Officer
                                        And Principal Financial Officer