Form 10KSB
period 2001-12-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-04-09
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from _______ to ____________

         Commission file number 1-14219

                      Transnational Financial Network, Inc
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                   California
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   94-2964195
--------------------------------------------------------------------------------
                        (IRS Employer Identification No.)


       401 Taraval Street, San Francisco, CA                  94116
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (415) 242-7800

Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class

                                  Common Stock

Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X
No ---                                                                     ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $18,094,453

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2002: $4,520,018

     State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,236,431

      We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

Item 1. Business

General

      We are a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when we were incorporated, we have been engaged in the retail origination of mortgage loans, and we currently maintain retail offices in San Francisco, Campbell, Rancho Cucamonga and Victorville, California. We opened the Victorville office in the first quarter 2002. In 1995, we began a wholesale division to close and fund loans originated by mortgage brokers. We maintain wholesale offices in San Francisco, Campbell, Tustin, California as well as Phoenix, Arizona. We operate in one business segment - mortgage banking.

      We fund our originations through warehouse lines of credit and a master sale agreement with a bank. Our originated mortgage loans together with the mortgage loan servicing rights are subsequently sold to investors in the secondary mortgage market. Our total mortgage loan production volume for 2001 was $1,376 million, an increase of 48% from our 2000 mortgage loan production volume of $927 million, which was a decrease of about 5% from our 1999 mortgage loan production volume of $973 million. In 2001 wholesale originations constituted approximately 58% of all originations with retail originations making up the remainder, while in 2000 wholesale originations constituted approximately 66% of all originations. Our acquisition of LRS, Inc. in 1999 has benefited our retail originations.

      We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or H.U.D) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a lower loan-to-value ratio. Those that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $300,700 for California, for example) are called Jumbo loans and comprised approximately 65% of the mortgage loans we originated in 2001 and 69% in 2000. In times of declining interest rates, our predominant products are fixed rate mortgages for a term of 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our mortgage loans. We originate some home equity financing through second mortgages and some lines of credit using the home as a security, but these products constitute a small portion of our business.

      Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the average loan size that we originated in 2001 was $255,000 compared to $237,000 in 2000. We generate revenues through gains on the sale of mortgage loans and servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

      We closed our initial public offering in June 1998. The purpose of this offering was to increase our capital because the total amount available in the Company's warehouse lines and other financing facilities to fund closing of mortgage loans pending resale is limited to a multiple of our capital. See "Business - Funding of Mortgage Loans". We currently have three such facilities for a total of $60 million, which in the aggregate, the Company believes are adequate to support current business levels. However, failure to obtain additional warehouse lines or financing facilities will limit our ability to exceed current business levels, and failure to maintain existing facilities will have a material adverse effect on our operations and financial performance. See "Management's Discussion and Analysis or Plan of Operation" or "Liquidity and Capital Resources".

The Wholesale Origination Division

      In 2001 wholesale mortgage loans constituted 58% of our mortgage loan originations compared to 66% in 2000. Wholesale mortgage loan originations involve the purchase of loan applications from mortgage brokers for a purchase price less than what we receive when we sell the same mortgage loan to an investor. The mortgage loan is processed, closed and funded by us. To maintain competitive rates with specific profit margins, we price mortgage loans on a daily basis.

      Our wholesale lending division operates from its executive offices in San Francisco with offices in Campbell and Tustin, California as well as Phoenix, Arizona. During 2001, we originated mortgage loan volume through a network of approximately 500 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations.

      Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process which includes us checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and on a yearly basis the broker's financial statements are updated and re-verified.

      Our underwriters, all of whom have many years of experience, process and underwrite mortgage loans. Only those mortgage loan applications which meet our underwriting criteria are funded. During 2001 the average mortgage loan size originated by the wholesale division was approximately $255,000 and the average loan-to-value ratio was approximately 75%.

      Wholesale lending allows us to benefit from cost efficiencies derived from not having to take a mortgage loan application, a labor intensive function, thereby reducing mortgage loan processing time, while being able to centralize support functions and reduce fixed operating costs. Wholesale lending offers us economies of scale while building substantial loan volume.

The Retail Origination Division

      Our retail division was established in 1985 and currently employs approximately 20 commissioned loan officers, who are based in our Campbell, California office and our San Francisco, California office. While our retail division advertises weekly in San Francisco newspapers, most of our retail division's business is generated through customer referrals, and a high percentage of mortgage loans originated by the retail division ultimately get funded.

      In 2001 approximately 10% of the mortgage loans originated by the retail division were funded by our wholesale division. The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans acquired by the wholesale division are underwritten again by the wholesale division. During 2001 the average mortgage loan size originated by the retail division was approximately $348,200.

      Our retail division collects origination and closing fees from the borrower that add to the gross revenues generated by the wholesale division. However, these fees must be split with commissioned mortgage loan officers and cover the cost of processing the mortgage loan and assume the fixed operating costs of the retail office. The financial benefit to the Company of the retail division is both as a source of loans for the wholesale division and as a source of loan fees to improve profit margins.

      The following table shows mortgage loan production volume by division:


                                                          Twelve Months Ended December 31,
                                          ------------------------------------------------------------------------
                                               2001           2000            1999           1998          1997
                                                               (Dollars in Thousands)

      Retail Division

         Volume                             $591,6666        $315,906       $192,981       $137,356        $77,768
         Percentage of Total Volume              43%            34%             20%            13%          16%


      Wholesale Division

   Volume                                    $784,436        $611,581       $780,247        $913,780      $387,312
Percentage of Total Volume                       58%            66%              80%            87%          84%


      Total Loan Production

         Volume                            $1,376,102        $927,487       $973,228     $1,051,136       $465,080
         Number of Loans                        5,218           3,907          3,780          4,053          1,822
         Average Loan Size                       $264            $237           $257           $259           $255

      Volume Growth                               48%           (5)%            (7)%          126%            78%


Loan Production Administration

      All mortgage loan applications must be underwritten and approved in accordance with our underwriting standards and criteria. Underwriting standards used for conforming loans are those promulgated by FNMA and FHLMC. Non-conforming (Jumbo) loans are underwritten subject to credit and appraisal standards established by specific investors. We analyze the borrower's credit standing, financial resources and repayment ability as well as the risk of the underlying collateral.

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

      The Company's underwriting department consists of seven underwriters who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes from three to six days to underwrite a mortgage loan from the initial date of the application. Upon completion of the underwriting process, the mortgage loan is closed by a title agency chosen by the borrower.

      We perform a pre-funding audit on all mortgage loans that includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed to monitor and evaluate our origination policies and procedures. We sample ten percent of all mortgage loans closed and subject them to a full quality control review including re-underwriting the mortgage loan. Our management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans and believes that its use of the IRS Verification of Income program increases significantly the quality of its originators.

Mortgage Loan Sales

      We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, and the related servicing rights into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. At any given time several investors will have contacted us and seek to purchase mortgage loans or enter into programs to purchase mortgage loans. As part of the sale, we provide representations and warranties that are customary to the industry and cover such things as compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, we may be required to repurchase these mortgage loans and/or may be liable for certain damages. Normally, any repurchased mortgage loan can be corrected and resold back to the original investor. During the twelve months ended December 31, 2001 we were not required to repurchase any loans from investors and historically loan repurchases have not been material or significant.

      We hold the originated or purchased mortgage loan for sale from the time that the mortgage loan application is funded by us until the time the mortgage loan is sold to an investor. During that time, the interest rate on the mortgage loan might be higher or lower than the market rate at which price we can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the sale of the mortgage loan. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but on which an interest rate has been set) we undertake certain activities to protect our mortgage position. We currently use forward sale commitments to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans. Protection is accomplished by committing to the forward sale of mortgage loans with either a "best efforts" purchase, that is, a purchase whereby we commit our best efforts to supply a mortgage loan at a specified interest rate and price, or a "mandatory" purchase, that is a purchase whereby we commit on a mandatory basis to supply a mortgage loan at a specified interest rate and price.

Funding of Mortgage Loans

      We need substantial cash flow to facilitate the funding and closing of the originated and purchased loans. These funds are provided on a short-term basis by financial institutions that specialize in purchasing loans or providing lines of credit (collectively known as financing facilities). We submit the mortgage loan to the financial institutions for funding, along with the investor commitment, if any, to fund the loan.

      On November 6, 2000 Gateway Bank approved a $10 Million master sale agreement. That facility was increased to $30 million by the year ended December 31, 2001. At Gateway's sole discretion this facility can be increased by $10 million from time-to-time. This facility expires December 31, 2002.

      During January 2001 the Company further expanded its financing facilities to include Imperial Warehouse Finance with a line of $15 million at a cost of Prime with no expiration date, but cancelable at any time upon written notice by either party. This line presently has a limit of $10 million. At December 31, 2001, Prime Rate was 4.75%.

      In the first quarter of 2002, we entered into an agreement with Provident Bank which established a $5 million warehouse facility with a three tier interest rate: 4.43%, 4.93% or 5.43% over LIBOR depending on loan quality.

      All of these warehouse facilities provide for the temporary funding of mortgage loans sold pending the mortgage loan's ultimate resale to mortgage investors. In the aggregate, management believes that these financing facilities are adequate to permit the Company to sell and/or finance mortgage loans thereunder pending resale to the Company's investors. Failure to maintain these facilities would have a material adverse effect on the Company's operations and financial performance. Joseph Kristul, CEO and Maria Kristul, President have each guaranteed three of the Company's financing facilities. The warehouse facilities have various financial and operational covenants with which we must comply.

      Also refer to "Liquidity and Capital Resources" section for further information.

Competition

      We face strong competition in originating, purchasing and selling mortgage loans and the related mortgage servicing rights. Our competition is principally from savings and loan associations, other mortgage companies, mortgage brokers, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. Many of these institutions have greater financial and other resources than we have and maintain a significant number of branch offices in the area in which the we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans originated and purchased by us. If we are unable to compete effectively, its business, results of operations and financial condition could be materially and adversely affected.

      We depend primarily on mortgage brokers who are not obligated by contract to originate or deliver new mortgage loans to us. Mortgage brokers compete on the basis of customer service, range of loan products offered and pricing. Although we emphasize pricing to brokers, we strive to offer brokers a variety of competitive products and efficient mortgage loan processing and closing.

Legislation and Regulation

      Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling and servicing of mortgage loans. We are an approved seller/servicer of mortgage loans for FNMA and in November 1999 obtained FHLMC approval. In addition, the Company is an approved mortgage lender by HUD and is qualified to originate mortgage loans insured by FHA or guaranteed by the VA. Among other consequences, the failure to comply with HUD, FHA or FNMA regulations could prevent us from reselling its mortgage loans or prevent our ability to enter into the servicing of mortgage loans should it choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, certain rights of rescission for mortgage loans, class action law suits and administrative enforcement actions, any of which could have a material adverse effect on the our results of operations and financial condition.

      Federal, state and local governmental authorities also regulate our activities as a lender. The Truth In Lending Act and Regulation Z promulgated thereunder contain certain requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of mortgage loans and credit transactions. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status, among other restrictions and requirements. In instances where the applicant is denied credit, or the rate or charge for a mortgage loan increases as a result of information obtained from a consumer credit agency, the Fair Credit Reporting Act of 1970 requires the lender to supply the applicant with a name and address of the reporting agency. The Real Estate Settlement Procedures Act and the Debt Collection Practices Act subject us to filing an annual report with HUD.

      There can be no assurance that we will maintain compliance with these requirements in the future without additional expenses, or that more restrictive local, state or federal laws, rules and regulations will not be adopted or that existing laws and regulations will not be interpreted in a more restrictive manner, which would make compliance more difficult and more expensive for the Company.

Employees

      As of December 31, 2001 the Company had 87 fulltime employees. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be excellent.

Item 2. Description of Property.

      The Company leases 13,200 square feet of office space in San Francisco with a monthly rental of approximately $23,340. The term of the lease is for five years commencing the date of the Company's occupancy which occurred in July 1999. This office space is used for corporate administrative offices and for conducting wholesale and retail mortgage lending operations in San Francisco. The Company believes that these offices are adequate for the foreseeable future. The Company maintains adequate casualty insurance on all its property.

      The Company leases additional offices in Campbell, California (9,013 square feet with a monthly rental of $21,427 and various terms ending September,
2002); Tustin, California (2,687 square feet with a monthly rental of $3,792 and a term ending August, 2004); and Phoenix, Arizona (2,500 square feet with a monthly rental of $5,208 and a term ending June, 2004). Some space in these locations is currently under sub-lease to unrelated third parties.


Item 3. Legal Proceedings.

      On February 23, 2001, William Russell and Teresa Saldivar, former principals of LRS, Inc., filed a complaint in the Superior Court of Santa Clara

County, California alleging that, among other claims, the Company violated its agreement wherein in the Company purchased LRS, Inc. This complaint alleges that in connection with the acquisition, the Company failed to pay William Russell and Teresa Saldivar a percentage of profits from certain loans of LRS, Inc. held at the time of the acquisition as required by the contracts relating to the acquisition.

      Because of the poor performance of William Russell and Teresa Saldivar and because several of the Company's brokers reported that William Russell and Teresa Saldivar approached the brokers and discussed discontinuing the brokers' relationship with the Company, on March 8, 2001, the Company terminated its employment of William Russell and Teresa Saldivar. On April 4, 2001, William Russell and Teresa Saldivar filed a second complaint in the Superior Court of Santa Clara County against the Company based upon breach of contract, wrongful termination in violation of public policy, breach of covenant of good faith and fair dealing, and declaratory relief. The Company filed a cross-complaint in this action asserting that William Russell and Teresa Saldivar violated their employment agreement, breached their duty of loyalty, intentionally interfered with economic relationships and negligently interfered with economic relationships.

      The issues have now been moved to an arbitration proceeding. The Company plans to pursue aggressively its cause of action against William Russell and Teresa Saldivar and vigorously defend their litigation, believing that the claims will not have a material adverse effect on the Company. The Company disputes the claims relating to the amounts owed because of the acquisition of LRS, Inc. and believes that the other claims of William Russell and Teresa Saldivar are without merit.

      The Company is involved in other legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      On December 19, 2001, we held a special meeting of stockholders to ratify, pursuant to rules established by the American Stock Exchange, the sale of 900,000 shares of the our common stock to three investors and to approve, pursuant to rules established by the American Stock Exchange, the sale of up to 3,500,000 additional shares of our common stock. At the meeting, the stockholders ratified issuance of 900,000 shares, which were passed with 4,153,708 shares voting for, none voting against or abstaining. Holders of 855,861 of the 900,000 shares issued at the time of the vote did not vote on the matter. At the meeting, the stockholders also approved the issuance of up to 3,500,000 shares of common stock with 5,009,569 voting for, none voting against or abstaining.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

                    PRICE RANGE OF THE COMPANY'S COMMON STOCK

      The Company's Common Stock is listed on the American Stock Exchange and traded under the symbol TFN.

      The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's Common Stock during 2001 and 2000:

                                                      High             Low

2001     First quarter                                1.03            0.5625
         Second quarter                               1.67            1.02
         Third quarter                                1.59            1.05
         Fourth Quarter                               2.50            1.25

2000     First quarter                                1.75            0.9375
         Second quarter                               1.125           0.625
         Third quarter                                1.125           0.75
         Fourth quarter                               0.875           0.4375

      The Company did not pay any dividends in 2001 or 2000.

      As of January 15, 2002, there were approximately 600 shareholders of record of the Company's common stock.

      On July 30, 1999, the Company issued 579,310 shares of common stock in connection with the acquisition of LRS, Inc. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      During the second half of 2000 the Company sold in aggregate $712,000 of subordinated debt to six individuals. This debt carries an interest rate of 15% and 37,500 five-year detachable warrants to purchase the common stock at $1.00 per share. The maturity dates of the individual subordinated debt securities range from August 2002 to December 2002. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      During the 1st quarter of 2001 the Company sold $565,000 in principal amount of subordinated debt to seven individuals (two of whom also purchased some of the subordinated debt issued in 2000). This debt carries an interest rate of 15% and 45,000 five-year detachable warrants to purchase the common stock at $.75 per share. The maturity dates of the individual subordinated debt securities range from March 2003 to March 2004. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      During the second quarter of 2001 the Company sold $680,000 in aggregate of subordinated debt to three individuals and a trust. This debt carries an interest rate of 15% and a five-year detachable warrant to purchase 35,000 shares of common stock at $0.75 per share. The maturity dates of the individual subordinated debt securities range from December 2002 to June 2004. These sales of securities were exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder as transactions not involving a public offering.

      During the third quarter of 2001 the Company entered three transactions, each of which was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof as not involving a public offering. The Company sold 900,000 shares of common stock to several investors for aggregate proceeds of $900,000. The Company granted 50,000 options to a director in exchange for services related to this debt. The options have a term of 2 1/2 years and are exercisable at $1.20 per share. Lastly, 8,000 previously issued warrants were exercised in a cashless transaction, resulting in the issuance of 1,293 shares of common stock.

      In the fourth quarter of 2001 8,000 previously issued warrants were exercised in a cashless transaction resulting in the issuance of 1,129 shares of common stock. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering.

      In the first quarter of 2002 the Company issued a total of 22,845 shares of common stock to four individuals in connection with the cashless exercise of 35,000 previously issued warrants. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering. During the same period, the Company agreed to issue 1,503,750 shares of common stock to five individuals and entities for $1.33 per share. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering.

Item 6. Management's Discussion and Analysis.

      The following should be read in connection with the Company's financial statements, related notes and other financial information included elsewhere herein.

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

      The Company's loan production and results of operations are strongly affected by mortgage interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of floating rate or roll over mortgages loans, that is, mortgage loans that have interest rates that frequently change and, consequently, lower interest rates than that charged on longer term fixed interest rate mortgage loans.

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

      As a consequence, the Company saw its volume of mortgage originations increase as interest rates dropped during the 4th quarter of 2000 and into the first quarter of 2001. During the second quarter the Company's mortgage originations were constrained due to reductions in available warehouse facilities. The following table sets forth the wholesale and retail production for the periods indicated:

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

      The following table sets forth the wholesale and retail production for the periods indicated (in thousands):


                              Mortgage Loan Volume
                                         For the Year Ended December 31, 2001
                ------------------------------------------------------------------------------------------
                  First Quarter    Second Quarter        Third Quarter   Fourth Quarter              TOTAL



Wholesale       $     248,708    $        187,462      $      152,973    $     195,293       $     784,436
Retail                108,663             136,115             144,927          201,961             591,666
                -------------    ----------------      --------------    -------------       -------------

TOTAL           $     357,371    $        323,577      $      297,900    $     397,254       $   1,376,102
                =============    ================      ==============    =============       =============


                              Mortgage Loan Volume
                                         For the Year Ended December 31, 2000
                ------------------------------------------------------------------------------------------
                 First Quarter      Second Quarter       Third Quarter   Fourth Quarter               TOTAL


Wholesale       $     144,044    $        130,879      $      154,913    $     181,745       $     611,581
Retail                 77,406              82,928              67,974           87,598             315,906
                -------------    ----------------      --------------    -------------       -------------

TOTAL           $     221,450    $        213,807      $      222,887    $     269,343       $     927,487
                =============    ================      ==============    =============       =============

      Overall the Company's mortgage loan volume increased by $448.6 million or 48% for twelve months of 2001 as compared to the twelve months of 2000. Wholesale mortgage loan production for year of 2001 was $172.8 million or 28% greater than in year 2000. Retail loan production was $275.8 million or 87% more than in year 2000.

     At the end of July 1999, the Company acquired LRS, Inc., the holding company for a wholesale and retail mortgage company based in Campbell, California. The new offices and the acquisition of LRS, Inc. created an expansion in the production base.

Year Ended December 30, 2001 Compared To Year Ended December 30, 2000


      The Company incurred a net loss of $2,204,277 for the year ended December 31, 2001 compared to a net loss of $2,932,663 for the year ended December 31,

2000. Overall, the smaller net loss for the year of 2001 compared to the previous year was the result of the following: a 48% increase in loan volume; a 17% drop in operating costs (defined as operating loss plus loan interest expense) as a percentage of year 2001 revenue compared to 2000; an increase in other income of $130,186. These factors offset a $920,314 increase in net interest expense for year 2001 compared to the prior year and a $219,190 income tax benefit in 2000 that did not recur in 2001.


      Net gain on sale of mortgage loans increased $1,974,554 or 70%. The increase in net gain on sale arose from higher wholesale loan production volumes, as well as higher profitability per loan due to better loan execution and better pricing. Total wholesale loans funded were $784.4 million, or 28% greater than the previous year.

      Production income increased by $3,850,398 or 62%. Production income increased due to an increase in retail and wholesale loan production volumes. Retail loan production was $591.7 million or 87% higher than last year.


      Loan interest income increased by $1,194,244 or 58%. Loan interest income increased due to an increase in retail and wholesale loan production.

      Other loan income was lower by $272,686 or 93% for the year. Other income reduced partly due to an increase in early pay-off penalties caused by the Fed lowering interest rates eleven times during 2001.


      Other income of $130,186 arose in 2001 due to: the write off of $36,321 of accrued interest income; contractual loan and forward delivery commitments income, which were carried as an off-balance sheet item in 2000 and included in the 2001 results of operations pursuant to the adoption of SFAS 133, at fair value of $166,507.

      In 2001 the Company incurred net interest expense of $1,240,879 compared to net interest expense for 2000 of $317,361. The increase in 2001 was due to: increased loan volumes and longer time taken between the date of loan fundings and the date the investor purchases those loans; the negative spread between the initial interest rates on mortgage loans funded and the interest rate changed on the Company's financing facilities has increased as the Company has used higher cost financing facilities since the fourth quarter of 2000.

      Total direct expense was $11,799,740 for 2001 compared to $7,140,819 for 2000. This 65% increase compared unfavorably to a 60% increase in total revenue due to higher cost of funding on our financing facilities. Total indirect expense was $8,622,611 for 2001 compared to $7,326,732 for 2000. This $1,295,879 or 18% increase compared favorably to a 48% increase in loan volumes over the same period due to stringent cost control and economies of scale.

      Subordinated debt interest expense of $320,565 was incurred in 2001and $32,245 was incurred in 2000.

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

      Interest income is derived from borrowers' payments on mortgage loans prior to the loan being sold by the Company. Interest expense is incurred on drawdowns made by the Company on its warehouse line of credit at the time of funding the mortgage loans until the loans are sold. Interest expenses for the warehouse line in 2000 exceeded interest income received by the Company from loans funded but not yet sold. This resulted in net interest expense of $236,973 for 2000 in contrast to net interest income of $189,634 during 1999. This negative interest spread in 2000 was a function of an overall increase in the cost of the Company's financing facilities and funding of an increased number of adjustable rate mortgages during early 2000 some of which had initial rates as low as 2.95%, substantially lower than what the Company pays for its warehouse line.

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

First Quarter of 2002

      The first quarter of 2002 saw an increase in our basis points achieved on reduced volumes.

Critical Accounting Policies

      The Company's critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the Notes to the Financial Statements. These policies have been applied consistently in all material respects and address matters such as: revenue recognition, depreciation methods, loan inventory valuation, asset impairment recognition and stock based compensation and fair value of financial instruments. While the estimates and judgements associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgements associated with the reported amounts are appropriate in the circumstances.

Liquidity And Capital Resources

      During the year the Company was cash generative with the Company's cash and cash equivalents increased by $199,855 during 2001 to $1,092,793 as of December 31, 2001. Although the Company's $1,621,299 net loss (as adjusted for depreciation of $582,978) for the year of 2001 was cash consuming, the following investing and financing activities generated $2,495,000 of cash: a subordinated debt issue raised $1,295,000; new common stock was issued in the amount of $900,000; the disposal of an investment in Loan Link, LLC raised $300,000 of cash.

      The Company's capital resources are substantially provided by warehouse lines of credit and a master sale agreement that fund the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's financing facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded its net worth and cash position. As of March 15, 2002 the Company had three financing facilities for a maximum of $60 million. These financing facilities have various financial and operational covenants with which the Company must comply. One of the financing facilities required a deposit of $250,000 be maintained in a collateral bank account. As of December 31, 2001 the Company was in technical default under certain financial covenants in respect of Gateway Bank and subsequent to December 31, 2001 the Company came into compliance and obtained waivers of such default. Joseph Kristul, CEO and Maria Kristul, President have each guaranteed the three financing facilities.

      To expand its operations, the Company needs to obtain additional warehouse lines of credit or additional financing facilities. Failure to maintain the existing facilities would have a material adverse effect on the Company's operations and its financial performance. However, our relationship with our institutional lenders is adequate at the present time.

      An immaterial amount of "off balance sheet" risk exists related to mandatory loan lock agreements entered into with our institutional mortgage investors.

      Our principal financing needs are to fund acquisitions of mortgage loans and our investment in mortgage loans. Our primary sources of funds used to meet these financing needs include loan sales, borrowings and capital. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital.

      Our overall funding strategy is to use committed financing facilities, summarized as of December 31, 2001:

                                           Committed       Outstanding
      Financial Institution                Facility          Balance             Type                Maturity


      Gateway                           $40,000,000        $35,450,000(1)  Master Sale Agreement     Annual
      Imperial Warehouse Finance          15,000,000        16,294,450     Revolving line            On Demand
                                        ------------      ------------
      TOTALS                            $55,000,000        $51,744,450
                                        ===========        ===========


   (1) The Company accounts for the loans underlying this facility as sold. See financial statements footnotes for additional discussion about this facility.

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans and mandatory forward delivery commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The mandatory forward delivery commitments also involve the risk of nonperformance. The Company manages this risk by entering into these agreements with major, well-known financial institutions. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

      Financial instruments, whose contract amounts represent credit and risk at December 31, are as follows:

                                                       2001         2000
                                                   ------------  ------------

         Commitments to extend credit               $31,970,576   $50,718,000
         Forward delivery commitments                16,380,095     7,100,000

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments to extend credit are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

      To facilitate its business activities during 2001, the Company undertook the following activities:

         1. Expanded its product mix to include more profitable product types.

         2. Strengthened mortgage broker pricing policies and procedures to reduce price concessions and increase loan margins.

         3. Restructured funding and shipping procedures in order to reduce warehouse time, which is the period of time between a mortgage loan's closing and its final sale to investors.

         4. Began implementing new loan origination software to improve productivity.

         5. Continued to seek additional capital through the sale of equity and debt securities.

         6.       Actively sought new warehouse lines.

      If the Company receives the additional equity funds it is seeking, this would provide additional cash to allow the Company to renegotiate the interest rates it pays on current warehouse facilities, as well as obtain additional warehouse facilities. This would result in a reduction in the Company's negative net interest margin that has been a significant contributor to operating losses. No guarantees can be made that the preceding activities will result in a return to sustained profitability and/or an improvement in the Company's cash position. During March 2002 the Company raised $1.9 million of cash, net of issuance costs, by issuing 1,503,750 new common shares.

Item 7. Financial Statements.

     The response to this item is submitted as a separate section. See "Item 13. Exhibits and reports on Form 8-K."

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information regarding the Company's directors and executive officers.

      Name                            Age             Position

Joseph Kristul                        54              Chief Executive Officer
                                                      and Treasurer, Director

Maria Kristul                         54              President, Director

Karan Langell                         40              Secretary

Robert A. Shuey                       47              Director

Robert A. Forrester                   57              Director

Alex Rotzang                          57              Director

J. Peter Gaskins                      53              Director

      Joseph Kristul cofounded the Company in 1985, has been a director and officer since that time and has been responsible for the Company's overall management since the Company's inception, emphasizing mortgage loan pricing, funding, administration and sales. Beginning in 1995 Mr. Kristul created the Company's wholesale division, developing the Company's base of brokers, which deliver loan product, and implementing systems and controls on the quality of the product delivered by brokers.

      Maria Kristul cofounded the Company in 1985, has been a director and officer since 1991, and has been responsible for the Company's retail division since the Company's inception. As well as personally originating approximately 60%, in 1998, of the retail division's production, Ms. Kristul oversees the retail division's day to day operations including training and managing that divisions sales and loan processing staff and its quality assurance. Joseph and Maria Kristul are husband and wife.

     Karan Langell joined the Company in 1996 and is Director of Human Resources, a position she assumed in 1999. In 2001 Ms. Langell was appointed as the Company's Secretary.

     Robert A. Shuey III, has been a director of the Company since August 1998. Mr. Shuey is Chief Executive Officer of MicroCapital Strategies, Inc. From January 2001 to December 2001, Mr. Shuey was associated with Rushmore Securities Corporation. From January 1999 to December 2000 Mr. Shuey was Chief Executive Officer of Institutional Equity Holdings, Inc., the parent company of
Institutional Equity Corporation (formerly Redstone Securities, Inc.). From August 1997 to December 1998 he acted as Managing Director of Capital Markets for Tejas Securities Corporation. Mr. Shuey is a member of the Board of Directors of Rampart Capital Corporation and Agility Capital Corporation.

     Robert A. Forrester became a director of the Company in March, 1999 and provides legal counsel to the Company. Mr. Forrester is an attorney and has practiced in his own firm since April 1989. Mr. Forrester is a member of the State Bars of Texas and California.

      Alex Rotzang became a director in August, 1999. He is Chairman of NoreX Pertroleum Limited, an international oil and gas company based in Cyprus and Calgary, Canada. Mr. Rotzang formed NoreX Petroleum Limited in 1994 and has 23 years experience in the oil and gas industry.

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

Committees of the Board of Directors

      The Company's Board of Directors has established two active committees, the Audit Committee and the Primary Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

      In July 1999, Mr. Rotzang was named a director of the Company in July 1999 and his Form 3 is anticipated to be filed in May 2002. In the fall of 2001 Mr. Kristul purchased 2,700 shares of common stock and his form 4 is anticipated to be filed in April 2002.

Item 10. Executive Compensation.

      The following table sets forth the compensation paid to the Company's Chief Executive Officer and other executive officers who earned more than $100,000 in 2001 (the "Named Executive Officers") for services rendered to the Company in all capacities for the three fiscal years ended December 31, 2001.

                           Summary Compensation Table

      Name and                                           Annual Compensation            All Other
Principal Position             Fiscal Year           Salary              Bonus        Compensation


Joseph Kristul (1)                  2001            $200,000               -                  -
Chief Executive Officer             2000            $210,416               -                  -
                                    1999            $250,000               -                  -

Maria Kristul (1)                   2001            $240,000               -                  -
President                           2000            $252,500               -                  -
                                    1999            $300,000            $47,516               -

William A.  Russell (2)             2001           $  47,999               -                  -
Vice President                      2000            $187,500               -                  -

Teri Saldivar (3)                   2001           $  47,999               -                  -
Vice President                      2000            $187,500               -                  -
      ----------------

(1) All Other Compensation represent distributions made to Joseph and Maria Kristul in connection with the Company's status as an S Corporation.
(2) Mr.Russell was a Principal in LRS, Inc. and served as a director of the Company until July 2000; he was not compensated for service as a director;
Mr. Russell was terminated  during 2001.
(3) Ms. Saldivar was a Principal in LRS, Inc.; Ms.Saldivar was terminated during 2001.

Stock Option Plan

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

     Ms. Kristul has been granted options to acquire 30,000 shares of Common Stock and with an exercise price of $7.50. This option expires December 31, 2009.

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

Director Remuneration

      The following sets forth certain information regarding compensation of directors paid for services in 2001 and those appointed to serve as directors other than named executive officers:

                                                                                                Number of
                                 Annual                     Consulting                         Securities
                                Retainer         Meeting    Fees/Other      Number of          Underlying
       Name                       Fees            Fees         Fees          Shares              Options

Robert A. Shuey                                $12,000                0           0                 8,000

Robert A. Forrester                            $12,500          $26,357           0                 8,000

Alex Rotzang                                   $12,000                0           0                55,000

J.  Peter Gaskins                              $13,500          $17,500           0                 8,000



      Non-employee directors of the Company receive $1,000 per month for each month the director served. The director also receives $500 per meeting attended and related travel expenses. Each non-employee director receives options to purchase 15,000 shares of Common Stock upon the individuals appointment to serve as a director and options to purchase an additional 5,000 shares of Common Stock annually upon appointment to serve as a director for the ensuing year provided the individual has been a member of the board of directors for five months. Members of the audit committee receive an option for an additional 3,000 shares of Common Stock upon the individual's appointment to the audit committee. The exercise price for the options is the closing price of the Company's Common Stock on the date of the event. All options may be exercised immediately, but are subject to repurchase at the exercise price by the Company. The Company's right to repurchase the options with respect to those granted annually ceases with respect to half of the options six months after the date of the grant and, with respect to the balance of the options, after one year. With respect to the options granted a director upon becoming a director, the Company's right to repurchase any options decreases every six months after the date of the original grant with respect to one sixth of such shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership as of February 1, 2002, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each director of the Company, (c) each

Executive Officer, and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him as shown below:

Name and Address of                                 Number of          Percent
Beneficial Owner                                  Shares Owned         Owned (5)

Kristul Family LLC (1)(2)                            2,329,960            42.8%
401 Taraval Street
San Francisco, CA 94116

Joseph and Maria Kristul (1)(2)(3)                      49,800             1.0
401 Taraval Street
San Francisco, CA 94116

Robert A. Shuey (4)(5)                                     100             0.9
8214 Westchester, Suite 500
Dallas, TX 75225

Robert A. Forrester (4)(5)                              12,500             1.2
1215 Executive Drive West, Suite 102
Richardson, TX 75081

Alex Rotzang (5)                                             0             0.0

J. Peter Gaskins (5)                                    67,790             1.7
8119 Kloshe Ct. South
Salem, OR 97306

Alex Usatin                                            300,000             5.5
1972 60th Street,
Brooklyn, New York 11204
Gramelinco Limited                                     300,000             5.5
Abacus House, 4 Arteidos Ave.
 -SY- Larnaca, Cyprus

Feerer Family Trust                                    300,000             5.5
32 Oxford Drive,
San Rafael, CA 94903

All Executive Officers and Directors                 2,460,150            49.5
As a group (6 persons) (3)(4)(5)
------------------

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

(3) Excludes 30,000 shares that Mrs. Kristul has the right to acquire for $7.50 per share pursuant to the Company's 1998 Stock Option Plan.

(4) Excludes 20,000 shares of Common Stock and Messrs. Shuey, and Forrester each have the right to acquire pursuant to a non-qualified option at an exercise price of $7.50 as well as an additional 40,000 shares each may similarly acquire at the same exercise price in the event of a change of control in the Company.

(5) Amounts included in the percentage reflect the number of shares each named individual or group has the right to acquire within sixty days.

(6) The following table sets forth the number of shares and the exercise price for each of the Company's outside directors, Messrs Shuey, Forrester, Rotzang and Gaskins granted pursuant to the Company's 2000 Stock Incentive Plan. These shares are not included in the number of shares indicated in the above table:

              Name                       Number of Shares       Exercise Price

              Robert A. Shuey                  15,000              $1.125
                                                8,000               1.00
                                                8,000               1.35

              Robert A. Forrester              15,000              $1.125
                                                8,000               1.00
                                                8,000               1.35

              Alex Rotzang                     15,000              $1.125
                                                5,000               1.00
                                               55,000               1.35

              J. Peter Gaskins                 15,000              $1.125
                                                3,000               1.00
                                                8,000               1.35

Item 12. Certain Relationships and Related Transactions

      In 2001 the Company paid Mr. Forrester $26,357 for legal services rendered to the Company and in 2000 the Company paid Mr. Forrester $26,637 for legal services rendered to the Company. In 2001 the Company paid Mr. Gaskins $17,500 for consulting regarding certain financings and business practices of the Company. In 2000 the Company paid Mr. Gaskins $13,831 for consulting services with respect to the 2000 Stock Incentive Plan, organizing and restructuring the Board and on documentation related to the subordinated debt placement.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            Financial Statements and
               Report of Independent Certified Public Accountants

                           December 31, 2001 and 2000

                                    CONTENTS


                                                                  Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............     F-2

FINANCIAL STATEMENTS:

     Balance Sheets...........................................     F-3

     Statements of Operations ................................     F-4

     Statement of Shareholders' Equity........................     F-5

     Statements of Cash Flows.................................     F-6

     Notes to Financial Statements ...........................     F-7

               Report of Independent Certified Public Accountants


Board of Directors
Transnational Financial Network, Inc.

We have audited the accompanying balance sheets of Transnational Financial Network, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the accompanying financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

GRANT THORNTON LLP



San Francisco, California
March 15, 2002

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                 BALANCE SHEETS

                               As of December 31,

                                                                        2001                      2000
                                                                  --------------             -------------
ASSETS

     Cash and cash equivalents                                    $      842,890             $     492,938
     Cash and cash equivalents - restricted                              249,903                   400,000
     Mortgage loans held for sale                                     17,592,497                20,307,222
     Accrued interest receivable                                           -                        41,733
     Due from shareholders'                                                -                        11,613
     Receivable from Loan Link LLC                                             -                   300,000
     Note receivable from shareholder                                     84,438                   136,322
     Goodwill                                                          3,023,792                 3,428,321
     Property and equipment, net                                         161,297                   296,913
     Other assets                                                      1,925,816                 1,477,077
                                                                  --------------             -------------


TOTAL ASSETS                                                      $   23,880,633             $  26,892,139
                                                                  ==============             =============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
         Warehouse lines of credit                                $  16,294,450              $  19,645,445
         Accrued interest payable                                        149,617                   219,602
         Accounts payable and other liabilities                          929,228                   556,209
         Subordinated debt                                             2,007,000                   712,000
                                                                  --------------             -------------

TOTAL LIABILITES                                                      19,380,295                21,133,256
                                                                  --------------             -------------


SHAREHOLDERS' EQUITY
         Preferred stock, no par value: 2,000,000 shares
           authorized; no shares issued or outstanding                     -                         -
         Common stock, no par value: 20,000,000 shares
           authorized; 5,137,593 shares issued and outstanding
           at December 31, 2001; and 4,279,310 shares issued
           and outstanding at December 31, 2000                       11,540,182                10,594,450
         Additional paid-in-capital                                        -                         -
         Accumulated deficit                                          (7,039,844)               (4,835,567)
                                                                  ---------------            -------------

TOTAL SHAREHOLDERS' EQUITY                                             4,500,338                 5,758,883
                                                                  --------------             -------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   23,880,633             $  26,892,139
                                                                  ==============             =============








See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            STATEMENTS OF OPERATIONS

                            Years Ended December 31,

                                                                              2001               2000

                                                                         -------------       -------------
REVENUE:
     Net gain from sale of mortgage loans                                $   4,757,591       $   2,783,037
     Production income                                                      10,069,198           6,218,800
     Loan interest income                                                    3,245,956           2,051,712
     Other loan income                                                          21,708             294,394
                                                                         -------------       -------------
     TOTAL REVENUE                                                          18,094,453          11,347,943
                                                                         -------------       -------------

DIRECT EXPENSES:
     Commissions                                                            (5,920,662)         (3,514,543)
     Production expense                                                     (1,712,808)         (1,257,203)
     Loan interest expense                                                  (4,166,270)         (2,369,073)
                                                                         -------------          ----------
     TOTAL DIRECT EXPENSE                                                  (11,799,740)         (7,140,819)
                                                                         -------------       -------------

GROSS PROFIT                                                                 6,294,713           4,207,124
                                                                         -------------       -------------

INDIRECT EXPENSES:
     Salaries and benefits                                                  (5,039,307)         (3,999,307)
     General and administrative                                             (2,308,356)         (2,042,885)
     Occupancy                                                                (691,970)           (691,072)
     Depreciation and amortization                                            (582,978)           (593,468)
                                                                         -------------       -------------
     TOTAL INDIRECT EXPENSE                                                 (8,622,611)         (7,326,732)
                                                                         -------------       -------------

OPERATING LOSS                                                              (2,327,898)         (3,151,853)
                                                                         -------------       -------------

NON-OPERATING INCOME (EXPENSE):
     Other/subordinated debt interest (expense)                               (320,565)            (32,245)
     Other income                                                              130,186              -
                                                                         -------------       -------------
     TOTAL NON-OPERATING EXPENSE                                              (190,379)            (32,245)
                                                                         --------------      -------------

LOSS BEFORE INCOME TAXES and cumulative effect of
Change in accounting principle                                              (2,518,277)         (3,151,853)
                                                                         --------------      -------------

INCOME TAX BENEFIT                                                               -                 219,190
                                                                         -------------       -------------

NET LOSS before cumulative effect of change in accounting principle         (2,518,277)         (2,932,663)
Cumulative effect of change in accounting principle                            314,000              -
                                                                         -------------       --------------

NET LOSS                                                                 $  (2,204,277)      $   (2,932,663)
                                                                         =============       ===============

NET LOSS PER SHARE - Basic and diluted:

     Before cumulative effect of change in accounting principle                  (0.58)              (0.69)
     Cumulative effect of change in accounting principle                          0.07                    -
                                                                         --------------------          ------------
     Net loss per share                                                  $       (0.51)      $       (0.69)
                                                                         ==============      =============


WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                                       4,342,799           4,279,310
                                                                         =============       =============


See accompanying notes to these financial statements.
                                      F-4

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                        Two Years Ended December 31, 2001

                                                               Common Stock               Accumulated
                                                     -----------------------------     -----------------
                                                        Shares          Amount        (Deficit)         Total
                                                     -----------     -------------  -------------  -------------


BALANCE, January 1, 2000                               4,279,310     $  10,558,709  $  (1,902,904) $   8,655,805

     Issuance of common stock warrants
       for services performed                              -                35,741          -             35,741

     Net loss for the year                                 -                -          (2,932,663)    (2,932,663)
                                                     -----------     -------------  -------------  -------------

BALANCE, December 31, 2000                             4,279,310        10,594,450     (4,835,567)     5,758,883
                                                     -----------     -------------  -------------  -------------

     Issuance of common stock for cash                   855,861           855,861          -            855,861

     Issuance of common stock for warrants
     in a cashless exercise                                2,422            -               -              -

     Issuance of common stock subscriptions                -                44,139          -             44,139

     Issuance of warrants for common stock
      in connection with the subordinate debt
      and for services performed                           -                45,732          -             45,732

     Net loss for the year                                 -                -          (2,204,277)    (2,204,277)
                                                     -----------     -------------  -------------- --------------

BALANCE, December 31, 2001                             5,137,593       $11,540,182  $  (7,039,844) $   4,500,338
                                                     ===========     =============  ============== =============























See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                            Years Ended December 31,

                                                                                  2001                    2000

                                                                           -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(2,204,277)            $(2,932,663)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                               582,978                 593,468
     Investment in property - gain on sale                                         -                     (65,298)
     Investment in Loan Link, LLC - gain on sale                                   -                       -
     Non-monetary charges for services performed                                  45,732                  35,741

     Net effect of changes in assets and liabilities:
       Note receivable - other                                                    51,884                    (503)
       Due from Shareholder                                                       11,613                 (15,938)
       Other assets                                                             (567,337)               (497,235)
       Accrued interest - receivable                                              41,733                  (1,607)
       Accrued interest - payable                                                (69,985)                 55,323
       Accounts payable and accrued liabilities                                  390,534                 475,817

       Net effect of changes in mortgage loans activity:
         Mortgage loans - gain on sale                                        (4,757,591)             (2,393,246)
         Mortgage loans - originated for sale                               (784,436,000)           (611,580,293)
         Mortgage loans - proceeds from sale                                 791,908,316             595,492,493
         Mortgage loans - provisions for early payoffs and loan losses           101,084                 220,225
                                                                           -------------           -------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES                  1,098,684             (20,613,217)
                                                                           -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment - purchases                                            (42,834)                (12,391)
   Investment in property - proceeds from sale                                     -                     100,000
   Investment in Loan Link, LLC - proceeds from sale                               -                       -
   Note receivable from Loan Link, LLC - repayments received                          300,000                 200,000
                                                                           ------------------      ------------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         257,166                 287,609
                                                                           -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Warehouse notes payable - net borrowings (repayments)                      (3,350,995)             19,645,445
   Investment in property - repayments on mortgage loans                           -                      (1,156)
   Subordinated debt - borrowings                                              1,295,000                 712,000
Common stock and prepaid subscriptions for common stock                          900,000                   -
                                                                           -------------           -------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (1,155,995)             20,356,289
                                                                           -------------           -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        199,855                  30,681
                                                                           -------------           -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     892,938                 862,257
                                                                           -------------           -------------

CASH AND CASH EQUIVALENTS, END OF YEAR, includes restricted cash              $1,092,793                $892,938
                                                                           =============           =============

CASH PAID DURING THE YEAR FOR:

   Interest - paid                                                            $4,236,255              $2,350,275





See accompanying notes to these financial statements.

                      Transnational Financial Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Note 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations
Transnational Financial Network, Inc. (the "Company") conducts real estate mortgage banking activities through wholesale branches and retail branches located in California and Arizona. The Company's revenues are derived primarily from the origination and sale of conforming and non-conforming residential real estate loans for placement in the secondary market.

Cash and Cash Equivalents
Cash and cash equivalents consist of amounts on deposit with financial institutions. The Company has had no loss in its cash deposits, but is exposed to loss on its deposits if the counter party fails to perform.. The Company only deals with federally insured depository institutions.

Mortgage Loans Held for Sale
All mortgage loans originated are intended for sale in the secondary market and are carried at the lower of cost or estimated fair value. Fair values for mortgage loans covered by investor commitments are based on commitment prices. Fair values for uncommitted loans are based on management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for differences in loan characteristics. All loans are sold servicing released. The real property of the borrower is pledged as collateral for mortgage loans. Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loan sold, net of commitment fees paid and commissions paid to brokers. The Company reflects adjustments in the carrying value of loans held for sale within net gain from sales of mortgage loans.

We enter into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding ("rate lock commitments"). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under our risk management policy, we hedge these changes in fair value primarily by entering into forward sale delivery commitments to sell whole loans on a best efforts and mandatory basis. The rate lock commitments, including both the "best efforts" and the "mandatory" forward sale delivery commitments are recorded at fair value with changes in fair value recorded in current earnings in other income and expense (refer to new accounting pronouncements footnote).


Production Income
Production income consists of fees paid to the Company for both retail and wholesale lending by borrowers for the preparation, documentation and underwriting of loans. Wholesale lending fees and related lending transaction costs are deferred until the related loan is sold. Upon sale of the loan, deferred net of costs are recognized as production income. Retail lending fees are recognized when retailed loans are funded and sold.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is being amortized using the straight-line method over ten years. Periodically, management reviews the goodwill for possible, other than temporary, impairment. The recoverability of goodwill is assessed by determining whether the unamortized value of goodwill can be recovered over the remaining life through projected future cash flows, which are not discounted.

Property and Equipment
Property and equipment is stated at cost and is depreciated using straight line depreciation for books over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the useful lives of the assets or the term of the respective lease, whichever is shorter.

Income Taxes
The Company uses the asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement base and the tax base of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for transactions for goods or from non-employees based upon the fair value of the goods or services received or the fair value of the stock options awarded, whichever is more reliably measurable. The Company has elected to present the pro forma disclosures of the effect of stock-based compensation on net loss and net loss per share using the fair value method. Fair value is generally determined using either the quoted market price of the common stock of the Company or a valuation model.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts on the balance sheets and disclosure of contingent assets and liabilities at December 31, 2001 and 2000, and the statements of operations for the years then ended. Actual results could differ significantly from those estimates.

New Accounting Pronouncements
The Company will adopt SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has not yet determined the ultimate impact to the financial position and results of operations of the Company.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

Under SFAS No. 133, all derivatives are recognized at fair value in the financial statements. Changes in fair value for derivatives that are not designated as hedging instruments are recognized in the results of operations as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either included in results of operations or recorded as a component of other comprehensive income in the Statement of Shareholders' Equity. The Company has not designated any derivatives as hedges.

The Company implemented SFAS No. 133 on January 1, 2001, and, as such, the impact of the transition to this standard on the Company's results of operations and financial position resulted in an increase in assets of $314,000, and a decrease in net loss of a like amount. The increase in assets and decrease in net loss is attributable to the fair value of Mortgage Loan Derivatives. Mortgage Loan Derivatives, which consists of both rate lock commitments and forward delivery commitments intended for sale to the secondary market, are considered derivatives under SFAS 133. While historically Mortgage Loan Derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur. In addition to the transition adjustment, the results of operations for the year ended December 31, 2001 included $166,507 of income related to Mortgage Loan Derivatives.

Reclassifications
Certain amounts in the 2000 financial statements have been reclassified to conform with the current presentation.


Note 2 - PROPERTY AND EQUIPMENT

Major classifications of property and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                 2001              2000
                                            -----------       -----------

Furniture, fixtures and equipment           $   957,333       $   915,835
Leasehold improvements                           73,178            71,842
                                            -----------       -----------
                                              1,030,511           987,677
Accumulated depreciation and amortization      (869,214)         (690,764)
                                            -----------       -----------
                                            $   161,297       $   296,913
                                            ===========       ===========


Depreciation expense was $178,450 and $223,509 for the years ended December 31, 2001 and 2000.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 3 - NOTES RECEIVABLE

Notes receivable from shareholder represents principal advances to an individual at a fixed interest rate of 8% with an original maturity of five years. A new note was signed on November 14, 2000 that matures on November 15, 2005 and the note is secured by a first trust deed on real estate property. In 2001 the note was deemed to be impaired. As a result, the Company ceased accruing interest and recognized an impairment charge of $16,925 in the results of operations for the year ended December 31, 2001.


Note 4 - FINANCING FACILITIES

A. Warehouse Line Of Credit The Company maintains a $15 million revolving warehouse line of credit to fund mortgage loan originations. Advances are made on the warehouse line for specific properties, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The line of credit bears interest at Prime, which was 4.75% at December 31, 2001. The line does not have an expiration date, but is cancelable at any time upon written notice by either party. In connection with this line, the Company is required to maintain $250,000 in a certificate of deposit as collateral. The Company has classified this amount as restricted cash in the financial statements. During 2000 the Company utilized a $35 million warehouse line of credit with Residential Funding Corporation ("RFC"). The RFC line terminated on November 30, 2000 although final payment was allowed through January 15,2001. Commencing on December 1, 2000 the Company used a $20 million warehouse line with Lehman Brothers. Interest on outstanding advances is at LIBOR plus 2% to 2.5% (8.565% to 9.065% at December 31, 2000). The line expired on November 30, 2001.

B. Master Sale Agreement In November 2000 the Company entered into a Quick Sale Master Loan Participation and Custodian Agreement (Quick Sale Gestation Line) with a financial institution. Under the terms of the agreement, as amended, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery from investors and upon the financial institutions approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this facility, the Company is required to repurchase certain loans that subsequent to acquisition by the financial institution fail to meet certain representations and warranties set forth in the agreement at the date of the sale. Repurchase loans were insignificant for the year ended December 31, 2001 and 2000. Loan interest charges incurred in connection with the sale are estimated and recognized immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution until it is ultimately resold to a third party investor, and during this intermediate period the Company sub-services the loans on behalf of the financial institution. The agreement was $30 million as of December 31, 2001 and $15 million as of December 31, 2000. Interest on the line is at Prime Rate plus 1.0% when the balance is less than $30 million (Prime was 4.75% at December 31, 2001) and expires on December 31, 2002. The line can be increased by up to $10 million on an interim basis at a higher interest rate, (as defined).

Both the CEO and the President of the Company have each personally guaranteed the above financing facilities. The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of December 31, 2001 the Company was in technical default under certain financial covenants in respect of the Master Sale Agreement and subsequent to December 31, 2001 the Company came into compliance and obtained waivers of such default.


Note 5 - SUBORDINATED DEBT

The Company borrowed $1,295,000 in 2001 and $712,000 in 2000 in aggregate from individual investors, subordinated to lenders of the financing facilities. The notes all bear interest at 15% and are due at various times between August 2002 and March 2004. A total of 45,732 and 35,741 warrants were issued in 2001 and 2000, respectively, in connection with the subordinated debt. The values of the warrants were $45,732.

The future annual capital repayments in respect of subordinate debt, for the years ending December 31, are as follows:

                  2002       $   712,000
                  2003           895,000
                  2004           400,000
                             -----------
                  Total      $ 2,007,000
                             ===========

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 6 - 401(K) PLANS

On January 1, 1999, the Company established a 401(K) and Profit Sharing Plan (the "Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employees' gross salary limited to the amount of the employee's contribution. The Company contributed $47,002 during 2001, and $42,570 during 2000 to the Plan.


Note 7 - STOCK BASED COMPENSATION

In February 2000 the Company's Board of Directors approved the 2000 Stock Incentive Plan ("2000 Plan") effective March 1, 2000. All options issued and outstanding under the 1998 Stock Compensation Plan ("1998 Plan") will continue to be honored, but no more options may be issued under the 1998 Plan. A total of 750,000 shares were reserved under the 2000 Plan. In addition, the remaining shares reserved for the 1998 Plan were rolled over into the new plan. As of December 31, 2000 a total of 592,500 shares of common stock were reserved for future grants of options under the 2000 Plan. The share reserve will increase by 4% of total shares outstanding each year beginning on January 1, 2001. The maximum annual increase in the share reserve shall be 400,000 shares. The vesting period is at the discretion of the Plan Administrator. As of December 31, 2001 options granted under the 2000 Plan consist of: automatic grants to officers and outside directors of 129,000 shares. As of December 31, 2000 options granted under the 2000 Plan consist of: automatic grants to outside directors of 99,000 shares.

A summary of stock options follows:

                                    Weighted
                                     Average
                                              Stock            Exercise
                                            Options                  Price

Outstanding at January 1, 2000              335,500              7.50
       Options granted                      199,000              0.95
       Options forfeited                     (8,500)             7.50
                                            -------              ----
 Outstanding at December 31, 2000           526,000              5.02
       Options granted                      129,000              1.14
       Options forfeited                        -                 -
                                            -------              ----

Outstanding at December 31, 2001            655,000              4.26
                                            =======              ====

Information about stock options outstanding at December 31, 2001 is summarized as follows:

                                                     Weighted                           Weighted
                                                       Average                            Average
                                     Average          Exercise                           Exercise
  Range of                          Remaining         Price of                           Price of
  Exercise         Options         Contractual         Options          Options           Options
   Prices        Outstanding      Life (Years)       Outstanding      Exercisable       Exercisable

$0.80 to $1.35      328,000             7.55            $1.05          255,000              $0.84
     $7.50          327,000             6.71            $7.50          101,750              $7.50
                  ---------                             -----          -------

                    655,000                             $4.26          356,750
                  =========                             =====          =======

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 7 - STOCK BASED COMPENSATION (continued)

The Company did not recognize compensation cost for its stock option grants, because the exercise price is equal to or greater than the fair market value of the Company's stock on the date of grant. The disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method of accounting for stock-based compensation follows:

                                                     2001             2000
                                            -----------------    ---------------
Net loss:
       As reported                              $(2,204,277)     $ (2,932,663)
       Pro forma                                $(2,247,132)     $ (3,089,667)

Basic and diluted loss per common share:

       As reported                                $(0.51)           $ (0.69)
       Pro forma                                  $(0.51)           $ (0.72)

The fair value of the stock options granted during 2001 and 2000 is estimated as $42,855 and $147,200 respectively on the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility of 30.0% and 64.0% respectively, risk-free interest rate of 5.00% and 5.80% respectively, assumed forfeiture rate of 0% respectively, and an average expected life of 5.0 years and 6.94 years respectively. The weighted average fair value per share of options granted in 2001 and 2000 was $0.33and $0.74 respectively.



Note 8 - CAPITAL STOCK


Pursuant to the terms of an advisory agreement with First Colonial Securities Group, Inc., in October 1999 the Company issued warrants to purchase 20,000 shares of the Company's common stock at $2.45, warrants to purchase another 20,000 shares at $1.8375 on January 15, 2000 and a final warrant to purchase 40,000 of the Company's common stock at $1.4875 on April 15, 2000 to First Colonial Securities. The Company reissued these warrants at their original terms and conditions in July 2000 at the request of First Colonial Securities to selected officers of First Colonial Securities. The fair value of warrants, based on a valuation model, were recorded as consulting expenses in the results of operations and were in respect of services performed in conjunction with the subordinate debt offers.


During 2001 the Company issued warrants to purchase a total of 80,000 shares of the Company's common stock at $0.75 per share. Additionally, on August 14, 2000 the Company issued warrants to purchase a total of 37,500 shares of the Company's common stocks at $1.00 per share in connection with subordinated loan agreements. The fair value of the warrants was not significant.


Note 9 - NET LOSS PER SHARE

Basic net loss per share is based on net loss after preferred dividends divided by the weighted average common shares outstanding. Diluted net loss is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities which include stock options and warrants. Potential dilutive securities of 815,000 and 768,500 for 2001 and 2000, respectively, have not been included in the calculation of diluted net loss per share, because their effects are anti-dilutive.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 10 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2001 and 2000 were as follows:

                                 2001                2000
                           -------------         -------------

Current:
   Federal                 $      -              $    (219,900)
   State                          -                        800
                           -------------         -------------
      Total                       -                   (219,100)
                           -------------         -------------

Deferred:
    Federal                       -                       -
    State                         -                       -
                           -------------         -------------
Total                             -                      -
                           -------------         -------------

Total                      $      -              $    (219,100)
                           -------------         -------------

The effective federal tax rate for the years ended December 31, 2001 and 2000 differs from the statutory tax rate as follows:

                                                 2001                   2000
                                               --------               ---------

     Federal income tax at statutory rates       34.0%                34.0%
     Valuation allowance                        (34.0)               (34.0)
     Tax refunds                                  0.0                  7.0
                                              ---------            --------
                                                   -                   7.0%
                                              ---------            --------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes at December 31, are as follows:

                                                                 2001                  2000
                                                           ------------             -----------
Deferred tax assets:
       Net operating loss carry-forwards                    $ 2,332,310             $ 1,675,195
       Goodwill                                                 179,873                 109,604
       Property and equipment                                    37,885                  20,735
       State taxes                                                -                         272
       Deferred loan costs                                        -                      85,366
       Bad Debts                                                 76,955                    -
       Other                                                     14,891                    -
                                                            -----------             -----------
         Total deferred tax assets                            2,641,914               1,891,172

     Deferred tax liabilities:
       Prepaid rent                                               -                     (16,841)
       Other                                                     (4,021)                 (2,429)
                                                            -----------             -----------
 Total deferred tax liabilities                                  (4,021)                (19,270)
                                                            -----------             -----------

Net deferred tax asset before valuation allowance             2,637,893               1,871,902
     Valuation allowance                                     (2,637,893)             (1,871,902)
                                                            -----------             -----------
Net deferred tax                                            $     -                 $    -
                                                            ===========             =============

At December 31, 2001 and 2000, the net deferred tax asset is fully reserved through valuation allowances. The change in the valuation allowance at December 31, 2001 and 2000 was $765,991 and $1,217,996 respectively. Federal and state net operating loss carry forwards of $1,947,750 and $384,560 expire at various dates in 2020 and 2010 respectively.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of various classes of financial instruments at December 31, 2001 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies could materially affect the estimates. The balances as of December 31, 2001 and 2000 were as follows:

                                        2001             2001              2000                2000
                                      Carrying           Fair            Carrying              Fair
                             Value Value Value Value


Financial Assets:

    Cash and cash equivalents       $ 1,092,793      $ 1,092,793       $   892,938       $   892,938
    Mortgage loans held for sale     17,592,497       17,652,092        20,307,223        20,434,143
    Notes receivable - Loan Link LLC      -                -               300,000           300,000
    Note receivable, Shareholder         84,438           84,438           136,322           138,459
    Commitments to extend credit        227,210          227,210             -               421,875
    Forward delivery commitments        171,448          171,448             -                78,588


Financial Liabilities:
    Subordinate debt payable        $ 2,007,000      $ 2,007,000       $   712,000       $   712,000
    Warehouse notes payable          16,294,450       16,294,450        19,645,445        19,645,445

The fair values presented above represent the Company's best estimate of fair value using the methodologies discussed below:

Cash and Equivalents
The carrying amount is estimated to approximate market value.

Mortgage loans held for sale
Fair values for mortgage loans covered by investor commitments are based on commitment prices. Fair values for uncommitted loans are based on management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for differences in loan characteristics. Management's determination of fair value includes consideration of commitment prices which clearly represent market conditions at the balance sheet date and market prices and yields sought by the Company's investors, or other public market quotations for long-term mortgage loan rates.

Notes Receivable
The fair value of notes receivable is estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers.

Commitments to Extend Credit
Fair value is estimated based upon the difference between the current value of similar loans and the purchase price at which we have committed to purchase the loans.

Forward Delivery Commitments
We utilize forward commitments to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these loans is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans and securities.

Financial Liabilities

The fair value of financial liabilities (subordinated debt and warehouse lines of credit) is believed to approximate the carrying amount because the terms of the debt are similar to terms currently offered by lenders, or the interest rates are variable based on current market rates.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party's failure to perform under its contractual obligations. The Company's exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for funded and

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

closed extensions of credit. The credit risk involved for commitments to extend credit is essentially the same as that involved in extending loans to customers.

A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of December 31, 2001 and 2000, includes Financial instruments whose contract amount represents credit risk only is as follows:

                                              2001             2000
                                          -----------       -----------

    Commitments to extend credit          $31,970,576       $50,718,000
    Forward delivery commitments           16,380,095         7,100,000

Commitments to extend credit are contractual agreements entered into with customers as long as there is no violation of any condition established on the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company is exposed to credit risk on its forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement.


Note 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

During 2001, approximately 87% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements. Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. The Company has not been required to repurchase any loans sold during the years ended December 31, 2001 and 2000. The Company has a concentration of credit risk with respect to cash deposited with commercial banks in excess of federally insured limits.


Note 13 - NOTE RECEIVABLE FROM LOAN LINK LLC


At December 31, 2000 the Company had an aggregate financial interest in 4ADream/Loan Link, LLC of $300,000, which consisted of an equity investment in common shares carried at $0 and a note receivable for $300,000. In March 2001 the Company sold its equity investment in 4Adream/Loan Link, LLC to an entity affiliated with a director of the Company for $300,000 in cash and an assigned promissory note from an officer of a subsidiary of 4Adream/Loan Link LLC for approximately $411,000 as additional collateral for the $300,000 note receivable from 4Adream/Loan Link, LLC ("total proceeds").The principal balance of the assigned promissory note is non-interest bearing and is payable in December 2009. The Company accounted for this transaction in substance as a sale of its aggregate financial interest in 4Adream/Loan Link LLC in exchange for total proceeds of cash and a promissory note. Due to the uncertainty of the realization of the assigned promissory note its carrying value has been reduced to $0. The Company offset the total proceeds of this transaction against the carrying value of its aggregate financial interest in 4Adream/Loan Link LLC and accordingly, no gain or loss has been recognized in relation to this transaction in these financial statements.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


Note 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has entered into various operating lease agreements for the rental of office space. Aggregate future minimum lease payments under these agreements for each of the four years ending December 31, are as follows:

                  2002       $    537,305
                  2003            406,407

                  2004            187,100
                             ------------

                  Total      $  1,130,812
                             ============

Rental expense was $750,959 and $900,688 for the years ended December 31, 2001 and 2000, respectively.


Litigation
On February 23, 2001, two former principals of LRS, Inc., filed a complaint in the Superior Court of Santa Clara County, California alleging that, among other claims, the Company violated its agreement wherein in the Company purchased LRS, Inc. in 1999.

The Company terminated its employment of the two principals on March 8, 2001. On April 4, 2001the two former principals filed a second complaint in the Superior Court of Santa Clara County against the Company based upon breach of contract, wrongful termination in violation of public policy, breach of covenant of good faith and fair dealing, and declaratory relief.

The Company filed a cross-complaint asserting that the two former principals violated their employment agreement, breached their duty of loyalty, intentionally interfered with economic relationships and negligently interfered with economic relationships. The issues have now been moved to an arbitration proceeding and the Company believes that the claims are without merit and will not result in a material adverse outcome.

The Company is involved in other legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings can not be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.


Note 15 - SUBSEQUENT EVENTS (unaudited)

During the first quarter of 2002 the following events occurred:

1. The Company negotiated a $5 million warehouse line of credit with Provident Bank ("PCFS"). The facility is based upon a with a three tier interest rate of 4.43%, 4.93% or 5.43% over LIBOR, depending on loan quality. The line does not have an expiration date, but is cancelable at any time upon written notice by either party.


2. During March 2002 the Company raised a total of $1.9 million of new capital in an offering exempt from the Securities Act of 1933, net of $100,000 total issuance costs, by way of 1,503,750 of new shares of common stock issued at $1.33 per share to five individuals.

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

     None

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Transnational Financial Corporation



      /s/ Joseph Kristul

      Joseph Kristul, Chief Executive Officer and Principal Financial Officer



      Date April 4, 2002



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Joseph Kristul                    Director          April 4, 2002
      ---------------------------
      Joseph Kristul



      /s/ Maria Kristul                     Director          April 4, 2002
      ---------------------------
      Maria Kristul



                                            Director          April 4, 2002
      ---------------------------
      Robert A. Shuey



      /s/ Robert A. Forrester               Director          April 4, 2002
      ---------------------------
      Robert A. Forrester



                                            Director          April 4, 2002
      ---------------------------
      Alex Rotzang



      /s/ J. Peter Gaskins                  Director          April 4, 2002
      ---------------------------
      J. Peter Gaskins