Form 10QSB
period 2002-03-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-05-20
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For      the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

California                                              94-2964195
------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

401 Taraval Street, San Francisco, CA                         94116
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (415) 242-7800
------------------------------------------------------------------------------
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2002: 6,760,181

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                 MARCH 31, 2002

                                    Unaudited



                              TABLE OF CONTENTS                          PAGE


PART 1     Item 1      Financial Information

                        Condensed Balance Sheets as of
                        March 31, 2002 and December 31, 2001             2

                        Condensed Statements of Operations for the
                        Three MonthsEnded March 31, 2002 and 2001        3

                        Condensed Statements of Cash Flows for the
                        Three Months Ended March 31, 2002 and 2001       4

                        Notes to Condensed Financial Statements          5

            Item 2      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations    7


PART 2      Item 1      Changes in Securities and Use of Proceeds        11

                              SIGNATURES                                 11

PART 1

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                              March 31,                       December 31,
                                                                2002                              2001
                                                        ---------------                   ----------------
                                                            (unaudited)                       (audited)

ASSETS
    Cash and cash equivalents                              $  3,187,049                       $    842,890
    Cash and cash equivalents - restricted                    1,000,000                            249,903
    Mortgage loans held for sale                             10,393,177                         17,592,497
    Notes receivable from shareholder                            84,438                             84,438
    Goodwill                                                  3,023,792                          3,023,792
    Property and equipment, net                                 137,033                            161,297
    Other assets                                              1,334,005                          1,925,816
                                                           ------------                       ------------

TOTAL ASSETS                                               $ 19,159,494                       $ 23,880,633
                                                           ============                       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Warehouse lines of credit                              $ 10,316,712                       $ 16,294,450
    Accrued interest payable                                     75,415                            149,617
    Accounts payable and accrued liabilities                    674,866                            929,228
    Subordinated debt                                         2,007,000                          2,007,000
                                                           ------------                       ------------

TOTAL LIABILITIES                                          $ 13,073,993                       $ 19,380,295
                                                           ------------                       ------------


SHAREHOLDERS' EQUITY:
    Preferred stock, no par value: 2,000,000 shares
       authorized, no shares issued and outstanding        $          -                       $          -
    Common stock, no par value: 20,000,000 shares
       authorized: 6,760,181 shares issued and outstanding
       as of March 31, 2002, and 5,137,593 issued and
       outstanding as of December 31, 2001                   13,456,182                         11,540,182
    Accumulated deficit                                      (7,370,681)                        (7,039,844)
                                                           ------------                       ------------

TOTAL SHAREHOLDERS' EQUITY                                    6,085,729                          4,500,338
                                                           ------------                       ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 19,159,494                       $ 23,880,633
                                                           ============                       ============












See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                       2002               2001
                                                  -------------     ----------------
                                                                     (as restated)
REVENUE:
    Net gain on sale of loans                      $    827,772     $    1,330,891
    Production income                                 2,510,360          2,312,554
    Loan interest income                                508,952          1,203,596
    Other income                                         18,481             32,071
                                                   ------------     --------------
    TOTAL REVENUE                                  $  3,865,566     $    4,879,112

DIRECT EXPENSES:
    Commissions (expense)                            (1,441,126)        (1,298,127)
    Production (expense)                               (345,298)          (541,066)
    Loan (penalties/impairments) & recoveries           (45,000)           (44,000)
    Loan interest (expense)                            (484,698)        (1,665,982)
                                                   ------------     --------------
    TOTAL DIRECT EXPENSE                           $ (2,316,122)    $   (3,549,175)
                                                   ------------     --------------

GROSS PROFIT                                          1,549,444          1,329,937

INDIRECT EXPENSES:
    Salaries and benefits (expense)                  (1,161,986)        (1,468,071)
    General and administrative (expense)               (404,217)          (511,978)
    Occupancy (expense)                                (175,106)          (186,320)
    Depreciation (expense)                              (26,341)           (48,725)
                                                   ------------     -------------
    TOTAL INDIRECT EXPENSE                         $ (1,767,649)    $   (2,215,094)
                                                   ------------     --------------

OPERATING INCOME (LOSS)                            $   (218,205)    $     (885,157)

NON-OPERATING EXPENSES:
    Goodwill amortization/impairment (expense)             -              (100,720)
    Other interest income (expense)                     (82,656)           (74,593)
    Other income (expense)                              (29,976)            44,128
                                                   ------------     --------------
    TOTAL NON-OPERATING EXPENSE                    $   (112,632)    $     (131,185)
                                                   ------------     --------------

INCOME (LOSS) BEFORE INCOME TAXES                  $   (330,837)    $   (1,016,342)

    Income tax (provision) benefit                         -                  -
    Cumulative effect of accounting change                 -               314,000
                                                   ------------     --------------

NET INCOME (LOSS)                                  $   (330,837)    $     (702,342)

NET INCOME (LOSS) PER SHARE:
    Basic and diluted                              $     (0.06)     $       (0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted                                 5,262,685          4,279,310









See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                         2002              2001
                                                                                -----------------   -----------------
                                                                                                      (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $      (330,837)  $      (702,342)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                                       26,341           149,445
       Investment in Loan Link, LLC - gain on sale                                           -                 -
       Common stock - issuance of warrants for services performed
        and subordinated debt                                                                -               17,705

       Net effect of changes in assets and liabilities:
          Shareholders' receivable                                                           -                5,329
          Other assets                                                                    554,699          (952,764)
          Accrued interest - receivable                                                      -               40,369
          Accrued interest - payable                                                      (74,202)          171,137
          Accounts payable and accrued liabilities                                       (296,202)          337,220

          Net effect of changes in mortgage loan activities:
              Mortgage loans - gain on sale                                              (827,772)       (1,330,891)
              Mortgage loans - originated for sale                                   (116,147,891)     (258,151,956)
              Mortgage loans - Proceeds from sale                                     124,174,983       261,794,939
              Provision for early payoffs and loan losses                                  45,000            44,000
                                                                                  ---------------   ---------------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 $     7,174,071   $     1,422,191

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Property and equipment - purchases                                                     (2,077)          (18,398)
    Note receivable from Loan Link, LLC - payments received                                  -              300,000
                                                                                  ---------------   ---------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           $        (2,077)  $       281,602

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Warehouse notes payable  - net borrowings (repayments)                             (5,977,738)       (3,375,734)
    Short-term loans  - net borrowings (repayments)                                          -              759,491
    Subordinated debt - net borrowings (repayments)                                          -              615,000
    Common stock - sold                                                                 1,900,000              -
                                                                                  ---------------   ---------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           $    (4,077,738)  $    (2,001,243)
                                                                                  ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    3,094,256          (297,450)

CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                                         1,092,793           892,938
                                                                                  ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF QUARTER, includes restricted cash               $     4,187,049   $       595,488
                                                                                  ===============   ===============

CASH PAID DURING THE YEAR FOR:
    Interest paid                                                                 $       567,354   $     1,569,438









See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (unaudited)

NOTE 1 General - The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three months ending March 31, 2002 and March 31, 2001, are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 New Accounting Standards - The Company adopted SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has performed an assessment of goodwill as of March 31, 2002 and determined that no impairment has arisen. Included in our assets as of March 31, 2002 is goodwill related to an acquisition in 1999 with a net carrying value of $3,023,792. Adoption of SFAS No. 142 has resulted in a decrease of amortization expense by approximately $400,000 per year, which is a non-cash item. The impact of SFAS No. 142 on net income
            (loss) for first quarters ended March 31, 2002, 2001 and 2000 follows:

                                                                      For the Quarter Ended March 31,
           Financial statement caption                             2002             2001              2000
           ---------------------------                             ----             ----              ----
           Reported net income (loss)                           $19,163     $ (1,016,342)      $(1,346,499)
           Add back: Goodwill amortization                            0          100,720           100,720
                                                                -------     ------------       -----------
           Adjusted net income (loss)                           $19,163     $   (915,622)      $(1,245,779)

           Basic and Diluted earnings per share:
           Reported net income (loss)                           $ 0.00      $     (0.16)       $    (0.31)
           Add back: Goodwill amortization                        0.00             0.02              0.02
                                                                ------      ------------       -----------
           Adjusted net income (loss)                             0.00            (0.14)            (0.29)

NOTE 3 Financing Facilities - The transfer of assets under the warehouse facilities has been accounted for as gain on sale of mortgage loans since they satisfy the condition to be accounted for as a sale under Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of March 31, 2002 the Company was in compliance with all financial covenants in respect of its financing facilities.

NOTE 4 Subordinated Debt and Notes Payable - The subordinated debt bears interest at 15% and has five-year detachable warrants to purchase 35,000 shares of common stock at $.75 per share. The maturity dates of this subordinated debt range from August 14, 2002 to June 11, 2004.

NOTE 5 Sale of Equity Securities - During March 2002 the Company raised a total of $1.9 million of new capital in an offering exempt from the Securities Act of 1933, net of $100,000 of issuance costs, by way of 1,503,750 new shares of common stock issued at $1.33 per share to five investors.

NOTE 6 Restatement - The Company has restated its financial statements for the quarter ended March 31, 2001 with an adjustment to increase net loss by $(309,396). The Company also intends to restate its financial statements for the second quarter ended June 30, 2001 with an adjustment to decrease net loss by $57,324 for the quarter and the third quarter ended September 30, 2001 with an adjustment to decrease net loss by $71,279 for the quarter. The restatements for the first, second and third quarters of 2001 have no effect on the audited results for the year ended December 31, 2001 as these adjustments have been reflected therein. The restatement for the quarter ended March 31, 2001 is presented as follows:

                                                          As Originally      Restatement
           Balance Sheet - Captions                            Reported      Adjustments       As Restated  Ref.
           ------------------------                            --------      -----------       -----------  ----
           Mortgage loans held for sale                       1,681,942       16,269,711        17,951,653  C,D
           Accrued interest - receivable                         47,651          (46,287)            1,364  E,F
           Receivable from Loan Link, LLC                       300,000         (300,000)             -     F,E
           Other assets                                 $     2,392,950     $     36,891     $   2,429,841  A,B,C
           Warehouse lines of credit                               -          16,269,711        16,269,711  D, C
           Accumulated deficit                               (5,227,990)        (309,396)       (5,537,386)

                                                          As Originally      Restatement
           Statement of Operations - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Gain on sale of loans                              1,422,001          (91,110)        1,330,891  C
           Loan interest income                               1,249,883          (46,287)        1,203,596  E
           Other income (expense)                       $       530,127     $   (485,999)    $      44,128  B,F,G
           Net loss - before income taxes                      (392,423)        (623,919)       (1,016,342)
           Cumulative effect of accounting change                  -             314,000           314,000  A
           Net loss                                            (392,423)        (309,396)         (702,342)
           Net loss per share - basic and diluted                (0.09)           (0.07)            (0.16)

                                                          As Originally      Restatement
           Statement of Cash Flows - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Net loss                                     $      (392,423)    $   (309,396)    $    (702,342)
           Gain on sale of investment in Loan Link             (300,000)            -                 -     F
           Other assets                                        (915,873)         (36,891)         (952,764) A,B,C
           Accrued interest - receivable                         (5,918)          46,287            40,369  E
           Gain on sale of loans                             (1,422,001)          91,110        (1,330,891) C
           Mortgage loans - proceeds from sale              278,064,650      (16,269,711)      261,794,939  D
           Warehouse notes payable - net
             Borrowings (repayments)                        (19,645,445)      16,269,711        (3,375,734) D

NOTE 6 Restatement (continued) - the following footnotes relate to the restatement of the financial statements for the quarter ended March 31, 2001:
           A. The cumulative effect of change in accounting principle related to the adoption of FAS 133 should have been recognized during the first quarter of 2001 with a $314,000 favorable impact to net income (also see ref. B. for current year impact in 2001).
           B. The current year effect related to the adoption of FAS 133 should have been recognized during the first quarter of 2001 with a $44,127 favorable impact to net income.
           C. A warehouse line of credit was accounted for as an off-balance sheet transaction during the first quarter of 2001 as the agreement was originally interpreted using sale accounting. During the year end audit it was determined that the line of credit was a financing facility and should be accounted for as an on-balance sheet transaction. Accordingly, net income was reduced by $91,110 for the first quarter of 2001 to reflect this error. (also see ref. D. for balance sheet impact).
           D. A warehouse line of credit was accounted for as an off-balance sheet transaction during the first quarter of 2001 as the agreement was originally interpreted using sale accounting. During the year end audit it was determined that the line of credit was a financing facility and should be accounted for as an on-balance sheet transaction. Accordingly, mortgage loans held for sale were increased by $16,269,711 as of March 31, 2001 and warehouse lines of credit were increased by $16,269,711 to reflect this error.
           E. A receivable due from Loan Link, LLC became impaired during the first quarter of 2001 with a $46,287 adverse impact to net income relative to the write-off of accrued interest (also see ref. F).
           F. An investment in Loan Link, LLC, which was carried at no cost, and $300,000 receivable due from Loan Link, LLC were both sold for $300,000 during the first quarter of 2001. The transaction was originally recorded as a $300,000 gain on sale of investment and the $300,000 receivable remained in the books, although the note had become impaired during the first quarter of 2001. During the year end audit it was determined that the gain recognized during the first quarter 2001 should be reversed and the $300,000 cash received should be applied against the $300,000 receivable. As a consequence, a $300,000 adverse impact to net income relative to the reversal of the gain arose.
           G. A receivable for $230,126 in respect of a loan made to a borrower had been written-off previous to 2001, but based on new information from the Federal Government the amount was deemed to be fully recoverable and the Company recorded the receivable in its March 2001 financial statements. As the original write-down of the receivable was a change in the cost basis of the receivable, any subsequent upward adjustment in the cost basis of the receivable was not appropriate. The Company has recognized a $125,000 gain during the fourth quarter of 2001 to the extent of cash recovered.

NOTE 7 New Business Activities - The Company entered into in a Master Agreement with La Luna Costa Blanca, S.L., dated December 31, 2001 in respect of real estate financing and mortgage brokerage services to be provided for residential developments in Spain commencing January 1, 2002 for a period of five years. Under the terms of the Master Agreement the Company was to receive $500,000 plus 1% of the value of the units sold for the sooner of the period of the project or the five year period.

           Subsequent to March 31, 2002 the Master Agreement was rescinded and substituted with a Consulting Services Agreement effective January 1, 2002. Under the terms of the Consulting Services Agreement the Company is to receive $350,000 for services performed during 2002.

           As of March 31, 2002 no revenue had been recognized in respect of either agreement. The Company intends to recognize revenue with respect to these agreements once all of the tenets of SEC Staff Accounting Bulletin 101 "Revenue Recognition" have been met.

           One of the Principals of the Spanish Developer is a relative of the President of the Company and as a result, the activities have been deemed to be a related party transaction.

NOTE 8 Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended March 31, 2002 and 2001, the effect of including potentially dilutive securities in the calculation of diluted net loss per share would be antidilutive. As a result, the effect of potentially dilutive securities of 783,000 has not been included in the calculations.

NOTE 9 Litigation - In connection with the previously disclosed litigation involving the former principals of LRS, Inc., cash in the amount of $137,612 is being held by the San Francisco Sheriff's Department pursuant to a writ of attachment. Although no assurances can be made, the Company believes that it will prevail in this matter, and accordingly, no accrual has been made for a loss contingency in this matter.

PART 1
Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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


GENERAL

Transnational Financial Network, Inc. ("Transnational Financial Network, Inc." or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when the Company was incorporated, it has been engaged in the retail origination of mortgage loans, and currently maintains retail offices in San Francisco and Campbell, Rancho Cucamonga and Victorville, California. In 1995, the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Campbell, and Tustin, California as well as Phoenix, Arizona. The Company has recently commenced certain brokerage and consulting services to a real estate developer in Spain. The Company operates in one business segment - mortgage banking.

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

During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of September 2000. Rates dropped steadily over the remainder of the year, and as of December 31, 2000 the 30-year fixed rate average had dropped to approximately 7.13%. Rates continued to drop during the entire twelve months of 2001, reaching 6.875% in December 2001. During the first quarter of 2002 rates increased slightly, but they still remain at historically low levels.

As a consequence, the Company saw its volume of mortgage originations increase, as interest rates dropped during 2001, although the Company's wholesale mortgage originations were constrained due to reductions in available warehouse facilities during the peak origination periods of 2001. Origination volumes during the first quarter of 2002 were lower than the fourth quarter of 2001 due to the slight increase in interest rates.

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

The following table sets forth the wholesale and retail production for the seven quarters indicated (in thousands):

            1st Qtr-02      4th Qtr-01     3rd Qtr-01      2nd Qtr-01     1st Qtr-01     4th Qtr-00      3rd Qtr-00

Wholesale    $ 115,920       $ 195,293      $ 152,973       $ 187,642      $ 241,780      $ 181,745       $ 154,914
Retail         171,626         201,961        140,241         136,115        108,327         87,598          67,974
               -------         -------        -------         -------        -------       --------        --------
Total        $ 287,546       $ 397,254      $ 293,214       $ 323,577      $ 350,106      $ 269,343       $ 222,887

Overall, the Company's mortgage loan volume reduced by $62.6 million or 18% for the first three months of 2002 when compared to the first three months of 2001 with wholesale mortgage loan production declining by $125.9 million or 52% for the same periods. Retail loan production through March 31of this year was $63.3 million or 58% more than in the same quarter in 2001.

Mortgage loan volume in the first quarter of 2002 also declined when compared to the fourth quarter of 2001 with total production in the first of 2002 quarter being $287.5 million and total production in the fourth quarter of 2001 being $397.3 million or a decline of 28%. Both wholesale and retail production declined between the periods with wholesale production declining 41% to $115.9 million from $195.3 million and retail production declining 15% from $202.0 million to $171.6 million. Except in periods of declining interest rates such as the from the fourth quarter of 2000 to the fourth quarter of 2001, the Company sometimes sees seasonality in the first quarter of the calendar year and believes that the declining volumes in the first quarter of 2002 when compared to the fourth quarter of 2001 reflects this trend. Further, management believes that the declining interest rates which occurred throughout 2001 were substantially completed during that time and with more stable interest emerging in 2002, refinancing and mortgage loan volumes, accordingly, declined.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The Company incurred a net loss of $(330,837) for the three months ended March 31, 2002 compared to a net loss of $(702,342) during the comparable period last year. The Company's operating loss of $(218,205) for the first quarter of 2002 also compared favorably to the same quarter of 2001 in which the Company incurred an operating loss of $(885,157).

Three operational factors mitigated the declines in wholesale mortgage loan production discussed above. In the summer of 2001, the Company began to change its product mix such that the net gain on sale for mortgage loans increased by 20% or twelve basis points. In addition, the cost of borrowing under various financing facilities of the Company decreased as a result declining interest rates discussed above. This decline in interest rates for short-term borrowing was relatively greater than the decline in interest rates for mortgage loans. The result was that the Company incurred net loan income of $24,254 in the first three months of 2002 compared to net loan interest expense of $351,731. This favorable result in net interest expense was also affected by the shorter time in the first quarter of 2002 that the Company held mortgage loans prior to the mortgage loan's sale when compared to the first quarter of 2001.

Indirect expenses declined 20% to $1,767,649 in the first quarter of 2002 from $2,215,094 in the first quarter of 2001 primarily due to a reduction in the level of staffing and a reduction in general and administrative expense.

Finally, one other factor contributed to the favorable results in the first quarter of 2002 when compared to the first quarter of 2001, whereby the Company accrued $100,720 in goodwill expense in 2001 which, pursuant to different accounting treatments between the two periods, the Company no longer accrues.

New Business Activities - The Company entered into in a Master Agreement with La Luna Costa Blanca, S.L., dated December 31, 2001 in respect of real estate financing and mortgage brokerage services to be provided for residential developments in Spain commencing January 1, 2002 for a period of five years. Under the terms of the Master Agreement the Company was to receive $500,000 plus 1% of the value of the units sold for the sooner of the period of the project or the five year period.

Subsequent to March 31, 2002 the Master Agreement was rescinded and substituted with a Consulting Services Agreement effective January 1, 2002. Under the terms of the Consulting Services Agreement the Company is to receive $350,000 for services performed during 2002.

As of March 31, 2002 no revenue had been recognized in respect of either agreement. The Company intends to recognize revenue with respect to these agreements once all of the tenets of SEC Staff Accounting Bulletin 101 "Revenue Recognition" have been met.

One of the Principals of the Spanish Developer is a relative of the President of the Company and as a result, the activities have been deemed to be a related party transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are substantially provided by warehouse lenders that fund (through a sale as defined under SFAS 140) the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of March 31, 2001 the Company had three financing facilities for a maximum of $65 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. One of the warehouse facilities requires a deposit of $1 million be maintained in a collateral bank account. As of March 31, 2002 the Company was in compliance with its financial covenants in respect of warehouse lines of credit.

Failure to obtain warehouse lines or additional financing facilities may limit the Company's ability to grow, and failure to maintain the existing facilities would have a material adverse effect on the Company's operations and financial performance.

During the first quarter of 2002, the Company sold common stock, net of issuance costs, in the amount of $1,900,000. As a result of this cash infusion, the Company's cash position during the first quarter of 2002 improved. The Company continues to actively seek additional capital through the sale of equity and debt securities.

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

PART 2

Item 1.  LEGAL PROCEEDINGS

There have been no new material developments in connection with legal proceedings. See the Form 10-KSB for the period ending December 31, 2001 for further information regarding legal proceedings.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2002 the Company sold 1,503,750 shares of common stock to five investors for aggregate proceeds, net of issuance costs, of $1,900,000.

During the first quarter, 88,500 previously issued warrants were exercised in a cashless transaction, resulting in the issuance of 54,699 shares of common stock.

These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Transnational Financial Network, Inc.



May 17, 2002                          /s/ Joseph Kristul
                                      ----------------------------------------
                                      Joseph Kristul, Chief Executive Officer




May 17, 2002                          /s/ Brian J Rix
                                      ----------------------------------------
                                      Brian J Rix, Chief Financial Officer