Form 10QSB/A
period 2001-03-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-07-30
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31st, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                      94-2964195
-------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

401 Taraval Street, San Francisco, CA                         94116
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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                 MARCH 31, 2001

                                    UNAUDITED



                                TABLE OF CONTENTS                   PAGE NUMBER


PART 1     ITEM 1      FINANCIAL INFORMATION


                       Condensed Balance Sheets as of March 31, 2001
                       and December 31, 2000                                  2


                       Condensed Statements of Operations
                       For the Three Months Ended
                       March 31, 2001 and 2000                                3

                       Condensed Statements of Cash Flows for the
                       Three Months Ended March 31, 2001 and 2000             4


                       Notes to Condensed Financial Statements                5

           ITEM 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          9


                       SIGNATURES                                            14

ITEM I.  FINANCIAL INFORMATION

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                                     March 31,    December 31,
                                                                                          2001            2000
                                                                             ------------------ ---------------
                                                                             ------------------ ---------------

                                                                                    (restated)         (audited)
ASSETS
               Cash and cash equivalents                                           $     595,488    $   892,938
               Mortgage loans held for sale                                           17,791,047     20,307,222
               Accrued interest receivable                                                 1,364         41,733
               Due from Shareholders                                                       6,284         11,613
               Receivable from Loan Link, LLC                                               -           300,000
               Notes receivable                                                          136,322        136,322
               Goodwill                                                                3,327,601      3,428,321
               Property and equipment, net                                               266,586        296,913
               Other assets                                                            2,429,841      1,477,077
                                                                                   -------------    ------------

TOTAL ASSETS                                                                       $  24,554,533    $26,892,139
                                                                                   =============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
              Warehouse notes payable                                              $  16,109,105    $19,645,445
              Accrued interest payable                                                   390,739        219,602
              Accounts payable and accrued liabilities                                   893,429        556,209
              Notes payable                                                              759,491              0
              Subordinated debt                                                        1,327,000        712,000
                                                                                   -------------    -----------

TOTAL LIABILITIES                                                                     19,479,764     21,133,256
                                                                                   -------------    -----------


SHAREHOLDERS' EQUITY:
              Preferred stock, no par value: 2,000,000 shares                               -              -
                 authorized, no shares issued and outstanding
              Common stock, no par value: 10,000,000 shares
                 authorized: 4,279,310 shares issued and outstanding,
                 as of March 31, 2001 and December 31, 2000                           10,612,155     10,594,450
              Accumulated deficit                                                     (5,537,386)    (4,835,567)

                                                                                   -------------    -----------

TOTAL SHAREHOLDERS' EQUITY                                                             5,074,769      5,758,883

                                                                                   -------------    ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  24,554,533    $26,892,139
                                                                                   =============    ============



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                      For the Three
                                                                      Months Ended
                                                                        March 31,
                                                              ------------------------------

                                                                       2001            2000
                                                                       ----            ----
                                                                 (restated)
    INCOME

                 Net gain on sale of mortgage loans           $   1,061,561     $   397,164
                 Production income                                2,004,432       1,302,488
                 Interest Income                                  1,249,883         474,757
                 Other                                               22,848          28,925


                                                              -------------     -----------

                                                                  4,338,724       2,203,334
                                                              -------------     -----------


   EXPENSES

                 Interest expense                                 1,665,982         493,807
                 Salaries, benefits and commissions               2,766,226       2,085,717
                 General and administrative                         744,590         790,797
                 Occupancy                                          177,745         179,512
                                                              -------------     -----------

                                                                  5,354,543       3,549,833
                                                              -------------     -----------


LOSS BEFORE INCOME TAXES and cumulative effect                   (1,015,819)     (1,346,499)
of change in accounting principle

INCOME TAXES                                                           -               -
                                                              -------------     -----------
NET LOSS before cumulative effect of change in                $  (1,015,819)    $(1,346,499)
accounting principle
Cumulative effect of change in                                      314,000            -
accounting principle
                                                              =============     ===========
NET LOSS                                                      $    (701,819)    $(1,346,499)

                                                              =============     ===========

NET LOSS PER SHARE - basic and diluted:
   Before cumulative effect of change in
   accounting principle                                       $      (0.23)     $    (0.31)
   Cumulative effect of change in accounting principle                0.07            0.00
   Net loss per share                                                (0.16)          (0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and fully diluted                                        4,279,310       4,279,310

See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                          For the Three
                                                                                     Months Ended March 31,

                                                                                           2001            2000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------
                                                                                      (restated)
Cash flows from operating activities:
            Net loss                                                                $   (701,819)   $  (1,346,499)
            Adjustments to reconcile net loss to net cash provided
            By (used in) operating activities:
                   Gain on sale mortgage loans                                        (1,061,561)        (368,412)
                   Provision for early payoffs and loan losses                            44,000           28,752
                   Issuance of stock warrants for subordinated debt                       17,705             -
                   Depreciation and amortization                                         149,445          155,010
                   Mortgage loans originated for sale                               (258,121,286)    (152,070,208)
                   Proceeds from sales of mortgage loans                             261,955,545      133,735,137
                   Changes in assets and liabilities:
                        Accrued interest receivable                                       40,369           10,148
                        Due from shareholder                                               5,329             -
                        Notes receivable                                                    -              35,819
                        Other assets                                                    (952,764)         279,721
                        Accrued interest payable                                         171,137          (68,449)
                        Accounts payable and accrued liabilities                         336,697          (70,804)
                                                                                    ------------    -------------

            Net cash provided by (used in) operating activities                        1,882,797      (19,679,785)
                                                                                    ------------    -------------


Cash flows from investing activities:
            Purchases of property and equipment                                          (18,398)          (2,967)
            Repayment of advances by Loan Link, LLC                                         -             200,000
                                                                                    ------------    -------------

            Net cash provided by (used in) investing activities                          (18,398)         197,033
                                                                                    ------------    -------------

Cash flows from financing activities:
            Warehouse notes payable - net borrowings (repayments)                     (3,536,340)      20,358,746
            Payments on real estate mortgage                                                -                (709)
            Borrowings on subordinated debt                                              615,000             -
            Short-term borrowings                                                        759,491             -
                                                                                    ------------    -------------

            Net cash provided by (used in) financing activities                       (2,161,849)      20,358,037
                                                                                    ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (297,450)         875,285
                                                                                    ------------    -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           892,938          862,257
                                                                                    ------------    -------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    595,488    $   1,737,542
                                                                                    ============    =============


Cash paid during the period for:
            Interest paid                                                           $  1,569,438    $     562,255

            Income taxes paid                                                              1,540             -


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

NOTE 2 Quarterly Results - The results of operations of the Company for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 Financing Facilities - The Company accounts for the transfer of assets under one of its financing facilities as gain on sale of mortgage loans since they satisfy the condition to be accounted for as a sale.

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

NOTE 6 Restatement - The Company has restated its financial statements for the quarter ended March 31, 2001 with an adjustment to increase net loss by $(309,396). The Company has also restated its financial statements for the second and third fiscal quarters of 2001. The restatements for the first, second and third quarters of 2001 have no effect on the audited results for the year ended December 31, 2001 as these adjustments have been reflected therein. The restatement for the quarter ended March 31, 2001 is presented as follows:


                                                          As Originally      Restatement
           Balance Sheet - Captions                            Reported      Adjustments       As Restated  Ref.
           ------------------------                            --------      -----------       -----------  ----
           Mortgage loans held for sale               $       1,681,942   $   16,109,105   $    17,791,047  C,D
           Accrued interest - receivable                         47,651          (46,287)            1,364  E,F
           Receivable from Loan Link, LLC                       300,000         (300,000)             -     F,E
           Other assets                                       2,392,950           36,891         2,429,841  A,B,C
           Warehouse lines of credit                               -          16,109,105        16,109,105  D,C
           Accumulated deficit                               (5,227,990)        (309,396)       (5,537,386)

           For Three Months ended March 31, 2001          As Originally      Restatement
           Statement of Operations - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Gain on sale of loans                      $       1,152,671   $      (91,110)  $     1,061,561  C
           Other income (expense)                               555,134         (532,286)           22,848
           B,E,F,G
           Net loss - before income taxes                      (392,423)        (623,396)       (1,015,819)
           Cumulative effect of accounting change                  -             314,000           314,000  A
           Net loss                                            (392,423)        (309,396)         (701,819)
           Net loss per share - basic and diluted:
                Before cumulative effect of change
                in accounting principle                          (0.09)           (0.14)            (0.23)
                Cumulative effect of change in
                accounting principle                              0.00             0.07              0.07
                Net Loss per share                               (0.09)           (0.07)            (0.16)

           For Three Months ended March 31, 2001          As Originally      Restatement
           Statement of Cash Flows - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Net loss                                   $        (392,423)  $     (309,396)  $      (701,819)
           Gain on sale of investment in Loan Link             (300,000)            -                 -     F
           Other assets                                        (915,873)         (36,891)         (952,764) A,B,C
           Accrued interest - receivable                         (5,918)          46,287            40,369  E
           Gain on sale of loans                             (1,152,671)          91,110        (1,061,561) C
           Mortgage loans - proceeds from sale              278,064,650      (16,109,105)      261,955,545  D
           Warehouse notes payable - net
             Borrowings (repayments)                        (19,645,445)      16,109,105        (3,536,340) D

NOTE 6 Restatement (continued) - the following footnotes relate to the restatement of the financial statements for the three months ended March 31, 2001:

         A. The cumulative effect of change in accounting principle related to the adoption of FAS 133 should have been recognized during the first quarter of 2001 with a $314,000 favorable impact to net income (also see ref. B. for current year impact in 2001).
         B. The current year effect related to the adoption of FAS 133 should have been recognized during the first quarter of 2001 with a $44,127 favorable impact to net income.
         C. Loans funded through the Imperial Bank warehouse line of credit were recorded as sales transactions during the first quarter of 2001. Further analysis of this facility during the fiscal 2001 year end audit resulted in this line of credit being accounted for as a financing facility, and so loans funded through this facility should have been accounted for as borrowing transactions. Accordingly, Gain on Sale of Loans was reduced by $91,110 for the first quarter of 2001 to record the effect of this restatement. (also see ref. D. for balance sheet impact).
         D. As a result of the accounting in Note 6.C. wherein the Imperial Bank line of credit facility was recorded as a financing facility, Mortgage Loans Held for Sale and Warehouse Lines of Credit were both increased by the amount $16,109,105 as of March 31, 2001.
         E. A receivable due from Loan Link, LLC became impaired during the first quarter of 2001 with a $46,287 adverse impact to net income relative to the write-off of accrued interest (also see ref. F).
         F.  An investment in Loan Link, LLC, which was carried at no cost, and
             $300,000 receivable due from Loan Link, LLC were both sold for
             $300,000 during the first quarter of 2001. The transaction was originally recorded as a $300,000 gain on sale of investment and the $300,000 receivable remained in the books, although the note had become impaired during the first quarter of 2001. During the year end audit it was determined that the gain recognized during the first quarter 2001 should be reversed and the $300,000 cash received should be applied against the $300,000 receivable. As a consequence, a $300,000 adverse impact to net income relative to the reversal of the gain arose.
         G. The company had previously written off a receivable in the amount of $230,126 based on the belief that it was not collectable. During the first quarter of 2001, events occurred that indicated full recovery of the amount previously written off was probable. As a result, management incorrectly reversed the previously written off receivable and the corresponding bad debt expense during the first quarter of 2001. The amended financial statements for the quarter ended March 31, 2001 have been corrected to reflect the receivable at its zero basis and to reverse the gain from anticipated recovery. The Company will recognize any gain from recovery of this receivable when received. Note that the company did recover $75,000 from this receivable in January 2002.

NOTE 7 Significant Events - During the first quarter of 2001, the Company was informed by The Federal Bureau of Investigation that as part of a Department of Justice plea bargain, $230,126 in fraudulent loan losses and collection expenses the Company incurred during 1998 and 1999 would be paid by the defendant. This amount, as restated, has not been recorded as Income. Also, during the first quarter of 2001, the Company sold 50% of its 30% interest in Loan Link LLC for $300,000. Since the investment was carried at "zero" value on the Company's books, the entire amount of the premium was offset against a $300,000 note receivable from Loan Link LLC. This transaction, as restated, has not been recorded as Income.

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


         GENERAL

         Transnational Financial Network, Inc. ("Transnational Financial Network, Inc." or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when the Company was incorporated, it has been engaged in the retail origination of mortgage loans, and currently maintains retail offices in San Francisco and Campbell, California. In 1995 the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Campbell, and Tustin, California as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

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

         The following table sets forth the wholesale and retail production for the periods indicated:

                           1st Qtr-00     2nd Qtr-00     3rd Qtr-00     4th Qtr-00     1st Qtr-01

               Wholesale   $144,043,724   $130,878,546   $154,913,511   $181,744,512   $241,779,524

                  Retail     77,405,856     82,928,025     67,973,925     87,598,298    108,326,735
                           -------------  -------------  -------------  -------------  ------------

                  Total    $221,449,580   $213,806,571   $222,887,436   $269,342,810   $350,106,259


         Overall, the Company's mortgage loan volume increased by $128.7 million or 58% for the first three months of 2001 when compared to the first three months of 2000. Wholesale mortgage loan production through March 31st of this year was $97.7 million or 68% greater than in the same period in 2000. Retail loan production was $30.9 million or 40% more compared to the first quarter of 2000.

         During the course of the Company's year end audit, management evaluated the accounting treatment of transactions recorded during the quarter ended March 31, 2001. Upon further consideration of all relevant transaction details, management determined that the accounting treatment of several transactions was not appropriate. In order to ensure appropriate accounting and reporting treatment for all material transactions during the quarter ended March 31, 2001, management has restated and amended the Company's Form 10Q for that quarter. For details of the restated transactions, see Note 6. to the unaudited Condensed Financial Statements.

         THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         The Company incurred a net loss of $701,819 for the three months ended March 31, 2001 compared to a net loss of $1,346,499 during the comparable period last year. Overall, the smaller net loss in the first quarter of 2001 compared to the same period last year was the result of
         (1) a 58% increase in loan volume, (2) a 24% drop in operating costs as a percentage of loan volume, and (3) a $40,210 increase in other income. These factors offset a $397,049 increase in net interest expense over the prior year.

         Net gain on sale of mortgage loans increased by $664,397 or 167%. The bulk of the increase in net gain on sale arose from higher wholesale loan production and better overall prices on loans sold. Total wholesale loans closed were $97.7 million or 68% greater than in the same period last year.

         Production income increased by $701,944 or 54%. Production income increased because of an increase in retail origination fees and retail and wholesale "junk" fees posted during the first quarter this year. Retail loan production was $30.9 million or 40% greater than in the first quarter of 2000.

         Other income was lower by $6,077 or 21% for the first quarter of 2001 compared to the totals for the same period last year.

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

         The Company has taken steps to better manage expenses since the beginning of 2000. These steps have included reducing the number of support staff, placing account executives on straight commission so that compensation will vary with loan production, renegotiating vendor contracts, prioritizing technology projects, and managing down delivery and fax expenses by limiting distribution of rate sheets to only active brokers. The effect of these cost cutting measures has reduced operating expenses (not including interest expense) to 1.05% of loan volume during the first quarter of 2001 compared to 1.38% during the same period in 2000.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital resources are substantially provided by warehouse lenders (one of the lenders funds through a purchase as defined under SFAS 125) who fund the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of March 31, 2001 the Company had four financing facilities for a total of $70 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. As of March 31, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of net worth and the attainment of positive earnings.

         On April 17, 2001 the Company was informed by one of its warehouse lenders providing a $20 million facility that as a result of certain events of default, the lender was ceasing further purchases under the line. The Company has informed its other warehouse lenders of the events of default and each has informally stated that although the Company was in violation of certain of their covenants, there have been significant operational improvements during the quarter and as such the current relationship would continue.

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

         In order to fund its business activities over the remainder of 2001, the Company has undertaken the following operating and financing activities:

         1. Strengthened broker pricing policies and procedures to reduce price concessions and increase loan margins. As a result, gain-on-sale in the month of April 2001 increased approximately 15bps over March 2001.
         2. Restructured underwriting and processing activities involving loan applications in order to better match staffing levels with loan volumes. As a result, staff levels are 22% lower when compared to March 31, 2001 levels, and overtime and temporary help expenses have been reduced.
         3. Restructured funding and shipping procedures in order to reduce warehouse time. As a result, the period of time between a mortgage loan's closing and its final sale to investors has decreased from a high of approximately 30 days to current levels of 20 days with a target of 15 days.
         4. Raised an additional $120,000 in subordinated debt as of May 10, 2001 and received a commitment for an additional $300,000 to be infused during the week of May 14, 2001.

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



                                    Transnational Financial Network, Inc.



July  24, 2002                      /s/ Joseph Kristul
                                    --------------------------------------------
                                    Joseph Kristul, Chief Executive Officer
                                    and Principal Financial Officer