Form 10QSB/A
period 2001-06-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-07-30
CIK 1059579

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JUNE 30, 2001

                                    UNAUDITED



                       TABLE OF CONTENTS                            PAGE NUMBER


PART 1     ITEM 1      Financial Information

                       Condensed Balance Sheets as of June 30, 2001
                       and December 31, 2000                                  2

                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                       June 30, 2001 and 2000                                 3

                       Condensed Statements of Cash Flows for the
                       Six Months Ended June 30, 2001 and 2000                4

                       Notes to Condensed Financial Statements                5

           ITEM 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          9


PART 2     ITEM 1      Legal Proceedings                                     13

           ITEM 2      Changes in Securities and Use of Proceeds             13

           ITEM 3      Submission of Matters of Vote to Security Holders     14

                       SIGNATURES                                            15

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                               June 30,                       December 31,
                                                                   2001                               2000
                                                                   ----                               ----
                                                             (restated)                          (audited)

ASSETS
         Unrestricted cash and cash equivalents            $    659,735                       $    492,938
         Restricted cash and cash equivalents                   581,837                            400,000
         Mortgage loans held for sale                        12,057,428                         20,307,222
         Accrued interest receivable                              1,363                             41,733
         Due from Shareholders                                        0                             11,613
         Receivable from Loan Link, LLC                            -                               300,000
         Notes receivable                                       136,322                            136,322
         Goodwill                                             3,226,881                          3,428,321
         Property and equipment, net                            232,542                            296,913
         Other assets                                         1,454,688                          1,477,077
                                                              ---------                          ---------

TOTAL ASSETS                                               $ 18,350,796                       $ 26,892,139
                                                           ============                       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Warehouse notes payable                           $ 11,480,959                       $ 19,645,445
         Accrued interest payable                               106,099                            219,602
         Accounts payable and accrued liabilities               903,419                            556,209
         Subordinated debt                                    2,007,000                            712,000
                                                              ---------                            -------

TOTAL LIABILITIES                                            14,497,477                         21,133,256
                                                             ----------                         ----------


SHAREHOLDERS' EQUITY:
         Preferred stock, no par value: 2,000,000 shares
            authorized, no shares issued and outstanding          -                                   -
         Common stock, no par value: 20,000,000 shares
            authorized: 4,279,310 shares issued and
            outstanding,as of June 30, 2001 and
            December 31, 2000                                10,612,155                         10,594,450
         Accumulated deficit                                 (6,758,836)                        (4,835,567)
                                                            -----------                        -----------

TOTAL SHAREHOLDERS' EQUITY                                    3,853,319                          5,758,883
                                                              ---------                          ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 18,350,796                       $ 26,892,139
                                                           ============                       ============


See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                            For the Three                       For the Six
                                                            Months Ended                       Months Ended
                                                              June 30,                           June 30,

                                                          2001         2000                  2001              2000
                                                    (restated)                         (restated)
INCOME

         Net gain on sale of mortgage loans       $    719,327  $   476,442           $ 1,780,888       $   873,606
         Production income                           2,042,688    1,339,405             4,047,120         2,641,893
         Interest Income                               908,803      421,785             2,158,686           876,817
         Other                                          61,335      157,504                84,183           206,154
                                                      --------    ---------             ---------         ---------

                                                     3,732,153    2,395,136             8,070,877         4,598,470


EXPENSES

         Interest expense                            1,201,452      437,812             2,867,434           929,066
         Salaries, benefits and commissions          2,569,023    1,912,574             5,335,249         3,988,729
         General and administrative                  1,021,248      670,050             1,765,838         1,473,004
         Occupancy                                     161,330      189,506               339,075           368,975

                                                     4,953,053    3,209,942            10,307,596         6,759,774
                                                     ---------    ---------            ----------         ---------

LOSS BEFORE INCOME TAXES and cumulative             (1,220,900)    (814,806)           (2,236,719)       (2,161,304)
effect of change in accounting principle

INCOME TAXES                                              -            -                     -                 -

NET LOSS before cumulative effect of change
in accounting principle                             (1,220,900)    (814,806)           (2,236,719)       (2,161,304)
Cumulative effect of change in accounting
principle                                                 -            -                  314,000              -

NET LOSS                                          $ (1,220,900) $  (814,806)          $(1,922,719)      $(2,161,304)
                                                  ============  ============          ============      ============

NET LOSS PER SHARE basic and diluted:
   Before cumulative effect of change in
   accounting principle                           $     (0.29)  $    (0.19)           $    (0.52)       $    (0.51)
   Cumulative effect of change in accounting
        principle                                       (0.00)       (0.00)                (0.07)             (0.00)
   Net loss per share                                   (0.29)       (0.19)                (0.45)            (0.51)

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic and diluted                           4,279,310    4,279,310             4,279,310         4,279,310



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                  For the Six
                                                                        Months Ended June 30,
                                                                                         2001                   2000
                                                                                   (restated)
Cash flows from operating activities:
         Net loss                                                         $        (1,922,719)     $      (2,161,304)
         Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
                  Gain on sale mortgage loans                                      (1,780,888)              (788,595)
                  Provision for early payoffs and loan losses                         127,713                (85,011)
                  Issuance of stock warrants for subordinated debt                     17,705                   -
                  Depreciation and amortization                                       297,376                314,599
                  Mortgage loans originated for sale                             (429,013,934)          (281,773,567)
                  Proceeds from sales of mortgage loans                           439,216,353            265,062,354
                  Net gain on sale of investment property                                -                   (65,297)

                  Changes in assets and liabilities:
                           Accrued interest receivable                                 40,370                (20,673)
                           Due from shareholder                                        11,613                   -
                           Notes receivable                                              -                    35,819
                           Other assets                                                22,389                286,333
                           Accrued interest payable                                  (113,504)               (53,194)
                           Accounts payable and accrued liabilities                   347,210                (63,825)

         Net cash provided by (used in) operating activities                        7,249,684            (19,312,361)

Cash flows from investing activities:
         Purchases of property and equipment                                          (31,565)               (12,391)
         Repayment of advances by Loan Link, LLC                                         -                   200,000
         Additional cost to acquire LRS                                                  -                   (15,246)

         Net cash provided by (used in) investing activities                          (31,565)               172,363

Cash flows from financing activities:
         Warehouse notes payable - net borrowings (repayments)                     (8,164,486)            19,373,191
         Payments on real estate mortgage                                                -                    (1,156)
         Borrowings on subordinated debt                                            1,295,000                   -
         Short-term borrowings                                                        759,491                   -
         Repayments of short-term borrowings                                         (759,491)                  -


         Net cash provided by (used in) financing activities                       (6,869,486)            19,372,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  348,633               (232,037)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        892,938                862,257

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         1,241,571        $       837,898

Cash paid during the period for:
         Interest paid                                                    $         2,929,700        $       887,654
         Income taxes paid                                                              1,540                   -



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

NOTE 2 Quarterly Results - The results of operations of the Company for the three and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 6 Restatement - The Company has restated its financial statements for the three and six months ended June 30, 2001 with adjustments to the net loss of a $57,324 decrease and a $252,072 increase, respectively. The restatements for the first, second and third quarters of 2001 have no effect on the audited results for the year ended December 31, 2001 as these adjustments have been reflected therein. The restatement for the three and six months ended June 30, 2001 is presented as follows:


                                                          As Originally      Restatement
           Balance Sheet - Captions                            Reported      Adjustments       As Restated  Ref.
           ------------------------                            --------      -----------       -----------  ----
           Mortgage loans held for sale                 $       576,469    $  11,480,959     $  12,057,428  C,D
           Accrued interest - receivable                         53,634          (52,271)            1,363  E,F
           Receivable from Loan Link, LLC                       300,000         (300,000)             -     F,E
           Other assets                                       1,354,489          100,199         1,454,688  A,B,C
           Warehouse lines of credit                               -          11,480,959        11,480,959  D,C
           Accumulated deficit                               (6,506,764)        (252,072)       (6,758,836)

           For Three Months ended June 30, 2001           As Originally      Restatement
           Statement of Operations - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Gain on sale of loans                        $       700,146    $      19,181     $     719,327  C
           Other income (expense)                                23,192           38,143            61,335  B,E,F,G
           Net loss - before income taxes                    (1,278,224)          57,324        (1,220,900)
           Net loss                                          (1,278,224)          57,324        (1,220,900)
           Net loss per share - basic and diluted:               (0.30)            0.01             (0.29)

           For Six Months ended June 30, 2001             As Originally      Restatement
           Statement of Operations - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Gain on sale of loans                        $     1,852,817    $     (71,929)    $   1,780,888  C
           Other income (expense)                               578,326         (494,143)           84,183  B,E,F,G
           Net loss - before income taxes                    (1,670,647)        (566,072)       (2,236,719)
           Cumulative effect of accounting change                  -             314,000           314,000  A
           Net loss                                          (1,670,647)        (252,072)       (1,922,719)
           Net loss per share - basic and diluted:
                Before cumulative effect of change in
                accounting principle                             (0.39)           (0.13)            (0.52)
                Cumulative effect of change in
                accounting principle                              0.00             0.07              0.07
                Net Loss per share                               (0.39)           (0.06)            (0.45)

           For Six Months ended June 30, 2001             As Originally      Restatement
           Statement of Cash Flows - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Net loss                                     $    (1,671,197)   $    (252,072)    $  (1,220,900)
           Gain on sale of investment in Loan Link             (300,000)            -                 -     F
           Other assets                                         122,588         (100,199)           22,389  A,B,C
           Accrued interest - receivable                        (11,901)          52,271            40,370  E
           Gain on sale of loans                             (1,852,817)          71,929        (1,780,888) C
           Mortgage loans - proceeds from sale              450,697,312      (11,480,959)      439,216,353  D
           Warehouse notes payable - net
             Borrowings (repayments)                        (19,645,445)      11,480,959        (8,164,486) D

NOTE 6 Restatement (continued) - the following footnotes relate to the restatement of the financial statements for the three and six months ended June 30, 2001:

          A. The cumulative effect of a change in accounting principle related to the adoption of FAS 133 should have been recognized during the first quarter of 2001 with a $314,000 favorable impact to net income (also see ref. B. for current year impact in 2001).
          B. The current year effect related to the adoption of FAS 133 should have been recognized during the second quarter of 2001 with a $44,127 favorable impact to net income.
          C. Loans funded through the Imperial Bank warehouse line of credit were recorded as sales transactions during the first and second quarters of 2001. Further analysis of this facility during the fiscal 2001 year end audit resulted in this line of credit being accounted for as a financing facility, and so loans funded through this facility should have been accounted for as borrowing transactions. The impact of this restatement to Gain on Sale of Loans was an increase of $19,181 and a decrease of $71,929 for the three and six months ended June 30, 2001, respectively. (also see ref. D. for balance sheet impact).
          D.    As a result of the accounting in Note 6.C. wherein the Imperial
                Bank line of credit facility was recorded as a financing
                facility, Mortgage Loans Held for Sale and Warehouse Lines of Credit were both increased by $11,480,959 as of June 30, 2001.
          E. A receivable due from Loan Link, LLC became impaired during the second quarter of 2001 with a $5,984 adverse impact to net income relative to the write-off of accrued interest (also see ref. F).
          F. An investment in Loan Link, LLC, which was carried at no cost, and $300,000 receivable due from Loan Link, LLC were both sold for $300,000 during the first quarter of 2001. The transaction was originally recorded as a $300,000 gain on sale of investment and the $300,000 receivable remained in the books, although the note had become impaired during the first quarter of 2001. During the year end audit it was determined that the gain recognized during the first quarter 2001 should be reversed and the $300,000 cash received should be applied against the $300,000 receivable. As a consequence, a $300,000 adverse impact to net income relative to the reversal of the gain arose during the first quarter.
          G. The company had previously written off a receivable in the amount of $230,126 based on the belief that it was not collectable. During the first quarter of 2001, events occurred that indicated full recovery of the amount previously written off was probable. As a result, management incorrectly reversed the previously written off receivable and the corresponding bad debt expense during the first quarter of 2001. The amended financial statement for the three and six months ended June 30, 2001 have been corrected to reflect the receivable at its zero basis and to reverse the gain from anticipated recovery. The Company will recognize any gain from recovery of this receivable when received. Note that the company did recover $75,000 from this receivable in January, 2002.

NOTE 7 Subsequent Events - On July 11, 2001, the Company signed an investment banking agreement to assist in raising up to $3,000,000 of equity securities in a private placement through an investment bank, $300,000 of which has been received as of August 13. One of the principals of the investment bank is a member of the board of directors of the Company. The agreement requires shareholder approval before any monies can be released to the Company.

NOTE 8 New Accounting Standards - In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at June 30, 2001, is goodwill related to an acquisition in 1999 with a net carrying value of $3,226,881. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $400,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards.

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

During the course of the Company's year end audit, management evaluated the accounting treatment of transactions recorded during the quarter ended June 30, 2001. Upon further consideration of all relevant transaction details, management determined that the accounting treatment of several transactions was not appropriate. In order to ensure appropriate accounting and reporting treatment for all material transactions during the quarter ended June 30, 2001, management has restated and amended the Company's Form 10Q for that quarter. For details of the restated transactions, see Note 6. to the unaudited Condensed Financial Statements.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of $(1,922,719) for the six months ended June 30, 2001 compared to a net loss of $2,161,304 during the comparable period last year. Overall, the smaller net loss in the first half of 2001 compared to the same period last year was the result of (1) a 55% increase in loan volume, (2) an 18% drop in operating costs as a percentage of loan volume, and (3) a $372,172 increase in other income. These factors offset a $656,229 increase in net interest expense over the prior year.

Net gain on sale of mortgage loans increased $907,282 or 104%. The bulk of the increase in net gain on sale arose from higher wholesale loan production. Total wholesale loans closed were $429.2 million, or 56% greater than in the same period last year.

Production income increased by $1,405,227 or 53%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $84.1 million or 52% greater than in the first half of 2000.

Other income was lower by $121,971 or 60% for the first half of 2001 compared to the totals for the same period last year.

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

Excluding interest expense, total expenses were $7,440,162 or 28% higher during the first half of 2001 compared to the same period in 2000. This compares favorably to a 55% increase in loan volumes over the same period. Commissions increased by $933,515 or 55% and salaries and benefits increased by $413,005 or 18%, as a result of higher loan volumes. General and administrative expenses increased by $292,834 or 20%, mainly as a result of increased loan volume and write-off of uncollectible receivables. Occupancy costs decreased by $29,900 or 8%, mainly as a result of the previously discussed cost reduction efforts.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of $(1,220,900) for the three months ended June 30, 2001 compared to a net loss of $(814,80)6 during the comparable period last year. Overall, the greater net loss in the second quarter of 2001 compared to the same period last year was the result of an increase of $276,621 in net interest expense, and a $979,472 increase in operating expenses, offset by increased gain on sale and production income resulting from a 51% increase in loan volume.

Net gain on sale of mortgage loans increased $242,885 or 51%. The bulk of the increase in net gain on sale arose from higher wholesale loan production. Total wholesale loans closed were $187.5 million, or 43% greater than in the same period last year.

Production income increased by $703,283 or 53%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $136.1 million or 64% greater than in the second quarter of 2000.

Other income was lower by $96,169 or 61% for the second quarter of 2001 compared to the totals for the same period last year. Other income declined because of one-time gains that were present in the second quarter of 2000.

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

Excluding interest expense, total expenses were $3,751,602 or 35% higher during the second quarter of 2001 compared to the same period in 2000. This compares favorably to a 51% increase in loan volumes over the same period. Commissions increased by $445,971 or 51% and salaries and benefits increased by $210,479 or 20%, as a result of higher loan volumes. General and administrative expenses increased by $351,198 or 52%, mainly as a result of increased loan volume and write-off of uncollectible receivables. Occupancy costs decreased by $28,175 or 15%, mainly as a result of the previously discussed cost reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are substantially provided by warehouse lenders (one of the lenders funds through a purchase as defined under SFAS 140) who fund the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of June 30, 2001 the Company had three financing facilities for a maximum of $65 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. As of June 30, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of net worth and the attainment of positive earnings.

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

In order to fund its business activities over the remainder of 2001, the Company has undertaken the following operating and financing activities:

1. Strengthened broker pricing policies and procedures to reduce price concessions and increase loan margins.
2. Restructured funding and shipping procedures in order to reduce warehouse time. As a result, the period of time between a mortgage loan's closing and its final sale to investors has decreased from a high of approximately 30 days to current levels of 18-20 days with a target of 15 days.
3. Began implementing new loan origination software to improve productivity.
4. Signed an agreement with an investment banking firm to assist in raising up to $3,000,000 of equity securities.
5.       Is actively seeking new warehouse lines.

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

Item 3.  Submission Of Matters Of Vote To Security Holders

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


                                         Transnational Financial Network, Inc.



July 24, 2002                            /s/ Joseph Kristul
                                         Joseph Kristul, Chief Executive Officer
                                         and Principal  Financial Officer