Form 10QSB/A
period 2001-09-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-07-30
CIK 1059579

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                               SEPTEMBER 30, 2001

                                    UNAUDITED



                              TABLE OF CONTENTS                      PAGE NUMBER


PART 1    Item 1      Financial Information

                      Condensed Balance Sheets as of September 30, 2001
                      and December 31, 2000                                   2

                      Condensed Statements of Operations
                      For the Three and Nine Months Ended
                      September 30, 2001 and 2000                             3

                      Condensed Statements of Cash Flows for the
                      Nine Months Ended September 30, 2001 and 2000           4

                      Notes to Condensed Financial Statements                 5

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           9


PART 2    Item 1      Legal proceedings                                      13

          Item 2      Changes in Securities and Use of Proceeds              13


                      SIGNATURES                                             14

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                          September 30,                       December 31,
                                                                   2001                               2000
                                                                   ----                               ----
                                                             (restated)                          (audited)

ASSETS
         Cash and cash equivalents                          $ 1,238,093                        $   492,938
         Restricted cash and cash equivalents                 1,041,834                            400,000
         Mortgage loans held for sale                         6,495,859                         20,307,222
         Accrued interest receivable                              1,363                             41,733
         Due from Shareholders                                     -                                11,613
         Receivable from Loan Link, LLC                            -                               300,000
         Notes receivable                                       136,322                            136,322
         Goodwill                                             3,126,162                          3,428,321
         Property and equipment, net                            190,008                            296,913
         Other assets                                         1,233,202                          1,477,077
                                                              ---------                          ---------

TOTAL ASSETS                                                $13,462,843                        $26,892,139
                                                            ===========                        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Warehouse notes payable                            $ 6,176,690                        $19,645,445
         Accrued interest payable                                77,230                            219,602
         Accounts payable and accrued liabilities             1,080,688                            556,209
         Subordinated debt                                    2,007,000                            712,000
                                                              ---------                            -------

TOTAL LIABILITIES                                             9,341,608                         21,133,256
                                                              ---------                         ----------


SHAREHOLDERS' EQUITY:
         Preferred stock, no par value: 2,000,000 shares
            authorized, no shares issued and outstanding           -                                  -
         Common stock, no par value: 20,000,000 shares
            authorized: 5,180,603 shares issued and
            outstanding, as of September 30, 2001, and
            4,279,310 issued and outstanding
            as of December 31, 2000                          11,540,182                         10,594,450
         Accumulated deficit                                 (7,418,947)                        (4,835,567)
                                                             -----------                        -----------

TOTAL SHAREHOLDERS' EQUITY                                    4,121,235                          5,758,883
                                                              ---------                          ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $13,462,843                        $26,892,139
                                                            ===========                        ===========



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                            For the Three                      For the Nine
                                                            Months Ended                       Months Ended
                                                            September 30,                      September 30,

                                                          2001         2000                  2001              2000
                                                    (restated)                         (restated)
INCOME

         Net gain on sale of mortgage loans         $  837,673  $   561,696           $ 2,618,561        $ 1,435,302
         Production income                           2,072,353    1,268,356             6,118,924          3,910,249
         Interest Income                               499,234      538,651             2,657,920          1,415,468
         Other                                          67,304       43,976               151,487            250,129
                                                    ----------  -----------            ----------        ------------

                                                     3,476,564    2,412,679            11,546,892          7,011,148


EXPENSES

         Interest expense                              642,259      613,156             3,509,693          1,542,222
         Salaries, benefits and commissions          2,573,969    1,725,181             7,909,218          5,698,424
         General and administrative                    741,029      655,666             2,506,867          2,143,222
         Occupancy                                     179,418      164,190               518,493            534,099
                                                       -------    ---------           -----------        ----------

                                                     4,136,675    3,158,193            14,444,272          9,917,967
                                                     ---------    ---------            ----------         ---------


LOSS BEFORE INCOME TAXES and cumulative
effect of change in accounting principle              (660,111)    (745,514)           (2,896,380)        (2,906,819)

INCOME TAX (BENEFIT) EXPENSE                              -        (219,190)                 -              (219,190)
                                                    ----------     --------           -----------          ---------
NET LOSS before cumulative effect of
change in accounting principle                        (660,111)    (526,324)           (2,896,380)        (2,687,629)

Cumulative effect of change in accounting principle       -            -                  314,000               -

NET LOSS                                            $ (660,111) $  (526,324)          $(2,582,380)       $(2,687,629)
                                                    ==========  ===========           ===========        =============

NET LOSS PER SHARE - Basic and diluted:
   Before cumulative effect of change in
   accounting principle                             $   (0.14)$      (0.12)           $    (0.65)        $    (0.63)
   Cumulative effect of change in accounting
      principle                                          0.00        (0.00)                 0.07               0.00
   Net loss per share                                   (0.14)       (0.12)                (0.58)             (0.63)

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic and diluted                           4,756,226    4,279,310             4,440,029          4,279,310



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                           For the Nine
                                                                                    Months Ended September 30,
                                                                                             2001              2000
                                                                                         (restated)
Cash flows from operating activities:
         Net loss                                                                   $  (2,582,380)    $  (2,687,629)
         Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
                  Gain on sale mortgage loans                                          (2,618,561)       (1,294,033)
                  Provision for early payoffs and loan losses                             264,713           141,269
                  Issuance of stock warrants for services and subordinated debt            45,732            35,741
                  Depreciation and amortization                                           442,959           477,498
                  Mortgage loans originated for sale                                 (581,953,929)     (435,605,766)
                  Proceeds from sales of mortgage loans                               598,646,853       411,543,556
                  Net gain on sale of investment property                                    -              (65,298)

                  Changes in assets and liabilities:
                           Accrued interest receivable                                     40,370           (29,270)
                           Due from shareholder                                            11,613              -
                           Notes receivable                                                  -               35,819
                           Other assets                                                   243,875           117,867
                           Accrued interest payable                                      (142,372)           92,561
                           Accounts payable and accrued liabilities                       295,766           433,054
                                                                                          -------           -------

         Net cash provided by (used in) operating activities                           12,694,639       (26,804,631)

Cash flows from investing activities:
         Purchases of property and equipment                                              (33,895)          (12,391)
         Repayment of advances by Loan Link, LLC                                             -              200,000
         Additional cost to acquire LRS                                                      -              (30,438)
                                                                                    -------------           -------

         Net cash provided by (used in) investing activities                              (33,895)          157,171

Cash flows from financing activities:
         Warehouse notes payable - net borrowings (repayments)                        (13,468,755)       26,864,753
         Payments on real estate mortgage                                                    -               (1,156)
         Borrowings on subordinated debt                                                1,295,000           560,000
         Sale of common stock                                                             900,000              -
         Short-term borrowings                                                            759,491              -
         Repayments of short-term borrowings                                             (759,491)             -
                                                                                    -------------


         Net cash provided by (used in) financing activities                          (11,273,755)       27,423,597
                                                                                      -----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,386,989          (776,137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            892,938           862,257
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   2,279,927     $   1,638,394
                                                                                    =============     =============

Cash paid during the period for:
         Interest paid                                                             $    3,835,321     $   1,386,465
         Income taxes paid (refund)                                                         1,540          (597,278)


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

NOTE 2 Quarterly Results - The results of operations of the Company for the three and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 6 Restatement - The Company has restated its financial statements for the three and nine months ended September 30, 2001 with adjustments to the net loss of a $71,279 decrease and a $180,793 increase, respectively. The restatements for the first, second and third quarters of 2001 have no effect on the audited results for the year ended December 31, 2001 as these adjustments have been reflected therein. The restatement for the three and nine months ended September 30, 2001 is presented as follows:


                                                          As Originally      Restatement
           Balance Sheet - Captions                            Reported      Adjustments       As Restated  Ref.
           ------------------------                            --------      -----------       -----------  ----
           Mortgage loans held for sale                 $       319,169    $   6,176,690    $    6,495,859  C,D
           Accrued interest - receivable                         59,683         (58,320)             1,363  E,F
           Receivable from Loan Link, LLC                       300,000        (300,000)              -     F,E
           Other assets                                       1,055,675          177,527         1,233,202  A,B,C
           Warehouse lines of credit                               -            6,176,690         6,176,690 D,C
           Accumulated deficit                               (7,238,154)        (180,793)       (7,418,947)

           For Three Months ended September 30, 2001      As Originally      Restatement
           Statement of Operations - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Gain on sale of loans                        $       804,472    $      33,201     $     837,673  C
           Other income (expense)                                29,226           38,078            67,304  B,E,F,G
           Net loss - before income taxes                      (731,390)          71,279          (660,111)
           Cumulative effect of accounting change                  -                -                 -     A
           Net loss                                            (731,390)          71,279          (660,111)
           Net loss per share - basic and diluted:               (0.15)            0.01             (0.14)

           For Nine Months ended September 30, 2001       As Originally      Restatement
           Statement of Operations - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Gain on sale of loans                        $     2,657,289    $     (38,728)    $   2,618,561  C
           Other income (expense)                               607,5526        (456,065)          151,487  B,E,F,G
           Net loss - before income taxes                    (2,401,586)        (494,793)       (2,896,379)
           Cumulative effect of accounting change                  -             314,000           314,000  A
           Net loss                                          (2,401,586)        (180,793)       (2,582,379)
           Net loss per share - basic and diluted:
                Before cumulative effect of change in
                accounting principle                             (0.54)           (0.11)            (0.65)
                Cumulative effect of change in
                accounting principle                              0.00             0.07              0.07
                Net Loss per share                               (0.54)           (0.04)            (0.58)

           For Nine Months ended September 30, 2001       As Originally      Restatement
           Statement of Cash Flows - Captions                  Reported      Adjustments       As Restated  Ref.
           ----------------------------------                  --------      -----------       -----------  ----
           Net loss                                     $    (2,402,587)   $    (180,793)    $  (2,583,380)
           Gain on sale of investment in Loan Link             (300,000)         300,000              -     F
           Other assets                                         421,402         (177,527)          243,875  A,B,C
           Accrued interest - receivable                        (17,950)          58,320            40,370  E
           Gain on sale of loans                             (2,657,289)          38,728        (2,618,561) C
           Mortgage loans - proceeds from sale              604,823,543       (6,176,690)      598,646,853  D
           Warehouse notes payable - net
             Borrowings (repayments)                        (19,645,445)       6,176,690       (13,468,755) D

NOTE 6 Restatement (continued) - the following footnotes relate to the restatement of the financial statements for the three and nine months ended September 30, 2001:

         A. The cumulative effect of change in accounting principle related to the adoption of FAS 133 should have been recognized during the first quarter of 2001 with a $314,000 favorable impact to net income (also see ref. B. for current year impact in 2001).
         B. The current year effect related to the adoption of FAS 133 should have been recognized during the third quarter of 2001 with a $44,127 favorable impact to net income.
         C. Loans funded through the Imperial Bank warehouse line of credit were recorded as sales transactions during the first, second and third quarters of 2001. Further analysis of this facility during the fiscal 2001 year end audit resulted in this line of credit being accounted for as a financing facility, and so loans funded through this facility should have been accounted for as borrowing transactions. To record the effect of this restatement, Gain on Sale of Loans was increased by $33,201 and decreased by $38,728 for the three and nine months ending September 30, 2001, respectively. (also see ref. D. for balance sheet impact).
         D. As a result of the accounting in Note 6.C. wherein the Imperial Bank line of credit facility was recorded as a financing facility, Mortgage Loans Held for Sale and Warehouse Lines of Credit were both increased by $6,176,690 as of September 30, 2001.
         E. A receivable due from Loan Link, LLC became impaired during the first quarter of 2001 with a $6,049 adverse impact to net income relative to the write-off of accrued interest (also see ref. F).
         F.  An investment in Loan Link, LLC, which was carried at no cost, and
             $300,000 receivable due from Loan Link, LLC were both sold for
             $300,000 during the first quarter of 2001. The transaction was originally recorded as a $300,000 gain on sale of investment and the $300,000 receivable remained in the books, although the note had become impaired during the first quarter of 2001. During the year end audit it was determined that the gain recognized during the first quarter 2001 should be reversed and the $300,000 cash received should be applied against the $300,000 receivable. As a consequence, a $300,000 adverse impact to net income relative to the reversal of the gain arose during the first quarter.
         G. The company had previously written off a receivable in the amount of $230,126 based on the belief that it was not collectable. During the first quarter of 2001, events occurred that indicated full recovery of the amount previously written off was probable. As a result, management incorrectly reversed the previously written off receivable and the corresponding bad debt expense during the first quarter of 2001. The amended financial statements for three and nine months ended September 30, 2001 have been corrected to reflect the receivable at its zero basis and to reverse the gain from anticipated recovery. The Company will recognize any gain from recovery of this receivable when received. Note that the company did recover $75,000 from this receivable during January, 2002.

NOTE 7 Sale of Equity Securities -During the third quarter of 2001 the Company sold 900,000 shares of common stock to several investors for aggregate proceeds of $900,000. The agreement covering approximately $50,000 of such proceeds specifies that shareholder approval is required before monies can be released to the Company, in order to comply with American Stock Exchange listing requirements. Also, during the third quarter of 2001 the Company issued 50,000 options to a consultant in exchange for services. The options have a term of 2 1/2 years and are exercisable at $1.20 per share. The fair value of these options has been expensed during the third quarter. The fair value of these options of $28,000 has been expensed in the third quarter.

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

The following table sets forth the wholesale and retail production for the periods indicated (in thousands):

                 1st Qtr-00    2nd Qtr-00       3rd Qtr-00     4th Qtr-00     1st Qtr-01      2nd Qtr-01     3rd Qtr-01

Wholesale         $ 144,044     $ 130,879        $ 154,914      $ 181,745      $ 241,780       $ 187,462       $152,973
Retail               77,406        82,928           67,974         87,598        108,327         136,115       $140,241
Total             $ 221,450     $ 213,807        $ 222,887      $ 269,343      $ 350,106       $ 323,577       $293,214

Overall, the Company's mortgage loan volume increased by $308.8 million or 47% for the first nine months of 2001 when compared to the first nine months of 2000. Wholesale mortgage loan production through September 30 of this year was $152.4 million or 35% greater than in the same period in 2000. Retail loan production was $156.4 million or 68% more compared to the first nine months of 2000.

During the course of the Company's year end audit, management evaluated the accounting treatment of transactions recorded during the quarter ended September 30, 2001. Upon further consideration of all relevant transaction details, management determined that the accounting treatment of several transactions was not appropriate. In order to ensure appropriate accounting and reporting treatment for all material transactions during the quarter ended September 30, 2001, management has restated and amended the Company's Form 10Q for that quarter. For details of the restated transactions, see Note 6. to the unaudited Condensed Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company incurred a net loss of $(2,582,379) for the nine months ended September 30, 2001 compared to a net loss of $(2,687,629) during the comparable period last year. Overall, the smaller net loss in the first nine months of 2001 compared to the same period last year was the result of (1) a 47% increase in loan volume, (2) an 11% drop in operating costs as a percentage of loan volume, and (3) a $98,642 decrease in other income. These factors offset a $725,019 increase in net interest expense over the prior year, and a $219,190 income tax benefit in 2000 that did not recur in 2001.

Net gain on sale of mortgage loans increased by $1,183,259 or 82%. The increase in net gain on sale arose from higher wholesale loan production, as well as higher profitability per loan. Total wholesale loans closed were $582.2 million, or 35% greater than in the same period last year.

Production income increased by $2,208,675 or 56%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $156.4 million or 68% greater than in the first nine months of 2000.

Other income was lower by $98,642 or 40% for the first nine months of 2001 compared to the totals for the same period last year.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company incurred a net loss of $660,111 for the three months ended September 30, 2001 compared to a net loss of $526,324 during the comparable period last year. Overall, the greater net loss in the third quarter of 2001 compared to the same period last year was the result of an increase of $68,521 in net interest expense, a $978,482 increase in operating expenses, and a $219,190 income tax benefit in 2000 that did not recur in 2001. These factors were offset by increased gain on sale and production income resulting from a 32% increase in loan volume.

Net gain on sale of mortgage loans increased $275,977 or 49%. The bulk of the increase in net gain on sale arose from higher profitability on wholesale loan production. Total wholesale loans closed were $153.0 million, or 1% less than in the same period last year.

Production income increased by $803,997 or 63%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $72.3 million or 106% greater than in the third quarter of 2000.

Other income was higher by $23,328 or 53% for the third quarter of 2001 compared to the totals for the same period last year.

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

Item 1.  Legal Proceedings.

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