Form 10KSB
period 2002-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-09-16
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[   ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended __________________.

[ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from January 1, 2002 to April 30, 2002

Commission file number 1-14219

                      Transnational Financial Network, Inc
                     --------------------------------------
                 (Name of small business issuer in its charter)

                                   California
         (State or other jurisdiction of incorporation or organization)

                                   94-2964195
                                  ------------
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 12, 2002: $1,720,012

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 12, 2002: 6,760,181

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

Item 1.  Business

General

      We are a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when we were incorporated, we have been engaged in the retail origination of mortgage loans, and we currently maintain retail offices in San Francisco and Campbell, and net branch offices in Rancho Cucamonga and Victorville, California. The Victorville, CA net branch was added during February 2002. In 1995, we began a wholesale division to close and fund loans originated by mortgage brokers. We maintain wholesale offices in San Francisco, Campbell, Tustin, California as well as Phoenix, Arizona. We operate in one business segment - mortgage banking.

      We fund our originations through warehouse lines of credit and a master sale agreement with a bank. Our originated mortgage loans together with the mortgage loan servicing rights are subsequently sold to investors in the secondary mortgage market. Our total mortgage loan production volume for the four months ended April 30, 2002 was $374 million, a decrease of 17% or $77 million from the $451 of million mortgage loan production during the four months ended April 30, 2001. In the four months ended April 30, 2002 wholesale originations constituted approximately 39% of all originations with retail originations making up the remainder, while in four months ended April 30, 2001 wholesale originations constituted approximately 69% of all originations. Our total mortgage loan production volume for calendar 2001 was $1,376 million, an increase of 48% from our calendar 2000 mortgage loan production volume of $927 million, which was a decrease of about 5% from our calendar 1999 mortgage loan production volume of $973 million. Our acquisition of LRS, Inc. in 1999 has benefited our retail originations.

      We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or H.U.D) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a lower loan-to-value ratio. Those that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $300,700 for California, for example) are called Jumbo loans and comprised approximately 63% of the mortgage loans we originated during the four months ended April 30, 2002 and 47% during the four months ended April 30, 2001. In times of declining interest rates, our predominant products are fixed rate mortgages for a term of 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our mortgage loans. We originate some home equity financing through second mortgages and some lines of credit using the home as a security, but these products constitute a small portion of our business.

      Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the average loan size that we originated during the four months ended April 30, 2002 was $278,000 compared to $255,000 in four months to April 30, 2001. We generate revenues through gain on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

      We closed our initial public offering in June 1998. The primary objective of this offering was to increase the Company's capital base to support increases to the Company's warehouse lines and other financing facilities so that our mortgage lending activity could be expanded. The Company's financing facilities are generally limited to a maximum leverage ratio of between 12 to 1 and 15 to 1, so for every dollar in additional capital raised by the company, our financing facilities could be increased by $12 to $15 and thereby support increased business volumes. See "Business - Funding of Mortgage Loans". We currently have three such facilities in place for a total of up to $60 million, and subsequent to April 30, 2002 a fourth facility was added for another $15 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional warehouse lines or financing facilities could limit our ability to exceed current business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance. See "Management's Discussion and Analysis or Plan of Operation" or "Liquidity and Capital Resources".

The Wholesale Origination Division

      Wholesale loan production during the four months ended April 30, 2002 was $147 million and represented 39% of total mortgage loan originations. During the comparable four month period ending April 30, 2001, we produced $311 million in wholesale originations representing 69% of total mortgage loan originations. This decline was largely due to turnover among our senior account executives and a restructuring of our production management. This restructuring was largely completed by the end of June, 2002, and we have seen positive results in our originations since this time.

      Wholesale mortgage loan originations involve the purchase of loan applications from mortgage brokers for a purchase price less than what we receive when we sell the same mortgage loan to an investor. The mortgage loan is processed, closed and funded by us. To maintain competitive rates with specific profit margins, we price mortgage loans on a daily basis.

      Our wholesale lending division operates from its executive offices in San Francisco with offices in Campbell and Tustin, California as well as Phoenix, Arizona. During the four months ended April 30, 2002, we originated mortgage loan volume through a network of approximately 500 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations.

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

      Our underwriters, all of whom have many years of experience, process and underwrite mortgage loans. Only those mortgage loan applications which meet our underwriting criteria are funded. During the four months ended April 30, 2002 the average mortgage loan size originated by the wholesale division was approximately $229,938 and the average loan-to-value ratio was approximately 60%.

      Wholesale lending allows us to benefit from cost efficiencies derived from not having to take a mortgage loan application, a labor intensive function, thereby reducing mortgage loan processing time, while being able to centralize support functions and reduce fixed operating costs. Wholesale lending offers us economies of scale while building substantial loan volume.

The Retail Origination Division

      Our retail division was established in 1985 and currently employs approximately 30 commissioned loan officers, who are based in our Campbell, California office and our San Francisco, California office. While our retail division advertises weekly in San Francisco newspapers, most of our retail division's business is generated through customer referrals. As a result, nearly 80% of mortgage loan applications taken by the retail division are funded, either by our wholesale division or a third party wholesale lender.

      During the four months ended April 30, 2002 approximately 9% of the mortgage loans originated by the retail division were funded by our wholesale division. The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans acquired by the wholesale division are underwritten again by the wholesale division. During the four months ended April 30, 2002 the average mortgage loan size originated by the retail division was approximately $317,636.

      Our retail division collects origination and closing fees from the borrower that add to the gross revenues generated by the wholesale division. However, these fees must be split with commissioned mortgage loan officers, cover the cost of processing the mortgage loan and assume the fixed operating costs of the retail office. The financial benefit to the Company of the retail division is both as a source of loans for the wholesale division and as a source of loan fees to improve profit margins.

      The following tables summarize mortgage loan production volume by division:

                                            Four Months Ended April 30,
                                               2002           2001
                                               (Dollars in Thousands)

      Retail Division
         Volume                              $227,427        $139,716
         Percentage of Total Volume                61%             31%

      Wholesale Division
         Volume                              $146,700        $311,195
         Percentage of Total Volume                39%             69%

      Total Loan Production
         Volume                              $374,127        $450,911
         Number of Loans                        1,333           1,982
         Average Loan Size                   $    281        $    228

      Volume Growth                               (17)%            54%



                                                          Twelve Months Ended December 31,
                                          ------------------------------------------------------------------------
                                               2001           2000            1999           1998          1997
                                                               (Dollars in Thousands)

      Retail Division
         Volume                            $  591,666        $315,906       $192,981     $  137,356       $ 77,768
         Percentage of Total Volume                43%            34%             20%            13%            16%

      Wholesale Division
         Volume                            $  784,436        $611,581       $780,247     $  913,780       $387,312
         Percentage of Total Volume                57%            66%             80%            87%            84%

      Total Loan Production
         Volume                            $1,376,102        $927,487       $973,228     $1,051,136       $465,080
         Number of Loans                        5,218           3,907          3,780          4,053          1,822
         Average Loan Size                 $      264        $    237       $    257     $      259       $    255

      Volume Growth                                48%             (5)%           (7)%          126%            78%


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

      We perform a pre-funding audit on all mortgage loans that includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed to monitor and evaluate our origination policies and procedures. We sample ten percent of all mortgage loans closed and subject them to a full quality control review including re-underwriting the mortgage loan. Our management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans and believes that its use of the IRS Verification of Income program increases significantly the quality of its originations.

Mortgage Loan Sales

      We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, and the related servicing rights into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. At any given time several investors will have contacted us and seek to purchase mortgage loans or enter into programs to purchase mortgage loans. As part of the sale, we provide representations and warranties that are customary to the industry and cover such things as compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, we may be required to repurchase these mortgage loans and/or may be liable for certain damages. Normally, any repurchased mortgage loan can be corrected and resold back to the original investor. During the four months ended April 30, 2002 we were only required to repurchase one loan from investors. The defect with this loan was corrected and it was resold in August 2002 at a loss to the Company of $5,708. Historically loan repurchases have not been material or significant.

      We hold the originated or purchased mortgage loan for sale from the time that the mortgage loan application is funded by us until the time the mortgage loan is sold to an investor. During that time, the interest rate on the mortgage loan might be higher or lower than the market rate at which price we can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the sale of the mortgage loan. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but on which an interest rate has been set) we undertake certain activities to protect our mortgage position. We follow the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans. These forward delivery commitments are either on a "best efforts" or "mandatory" basis. The best efforts commitments tend to be more expensive, but simply require that we make an effort to deliver a loan or group of loans at a specified interest rate and balance, with no cost or penalty other than the commitment fee if we fail to deliver. A mandatory commitment is generally less expensive to purchase, however it requires that we deliver loans as promised, and failure to do so results in the payment of a pair off fee which can be significant in the event of large changes in the interest rate environment. The Company has not designated its practice of entering into forward delivery commitments as a hedging activity within the definition of SFAS No. 133.

Funding of Mortgage Loans

      We need substantial cash flow to facilitate the funding and closing of the originated and purchased loans. These funds are provided on a short-term basis by financial institutions that specialize in purchasing loans or providing lines of credit (collectively known as financing facilities). We submit the mortgage loan to the financial institutions for funding, along with the investor commitment, if any, to purchase the loan.

      On November 6, 2000 Gateway Bank approved a $10 Million master sale agreement. That facility was renewed effective April 22, 2002 at an increased level of $30 million. At Gateway's sole discretion this facility can be increased by $10 million from time-to-time. This facility expires April 30, 2003 and carries a rate of the greater of 6.5% or Prime plus 1%.

      During January 2001 the Company further expanded its financing facilities to include Imperial Warehouse Finance with a line of $15 million at a cost of Prime with no expiration date, but cancelable at any time upon written notice by either party. The facility contains geographic allocations with $10 million available for Arizona production and $5 million for California production. At April 30, 2002, Prime Rate was 4.75%.

      In March 2002 the Company obtained a third financing facility for $5 million. This warehouse line of credit with Provident Bank is priced at LIBOR plus a margin ranging from 4.43% to 5.43% based on the characteristics of the underlying mortgage loans which are being financed. The facility has no expiration date and may be terminated by either party at any time without prior notice.

      Subsequent to April 30, 2002, the Company obtained its fourth financing facility. This facility is a master sale agreement with Twickenham Capital Corporation in the amount of $15 million. The Twickenham facility is effective until cancelled by either party with 30 days written notice, and it carries a rate of 275 basis points plus the greater of LIBOR or Federal Funds. With the Twickenham facility, the Company's total capacity of all our financing facilities is up to $75 million.

      All of these financing facilities provide for either the temporary funding of mortgage loans pending the mortgage loan's ultimate resale to mortgage investors or a sale to an interim investor concurrently upon funding the loan. In the aggregate, management believes that these financing facilities are adequate to permit the Company to sell and/or finance mortgage loans thereunder pending resale to the Company's investors. Failure to maintain these facilities would have a material adverse effect on the Company's operations and financial performance. Joseph Kristul, CEO and Maria Kristul, President have each guaranteed all four of the Company's financing facilities. These financing facilities have various financial and operational covenants with which we must comply.

      Also refer to "Liquidity and Capital Resources" section for further information.

Competition

      We face strong competition in originating, purchasing and selling mortgage loans and the related mortgage servicing rights. Our competition is principally from savings and loan associations, other mortgage companies, mortgage brokers, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. Many of these institutions have greater financial and other resources than we have and maintain a significant number of branch offices in the areas in which we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans originated and purchased by us. If we are unable to compete effectively, our results of operations and financial condition could be materially and adversely affected.

      We depend primarily on mortgage brokers who are not obligated by contract to originate or deliver new mortgage loans to us. Mortgage brokers compete on the basis of customer service, range of loan products offered and pricing. Although we emphasize pricing to brokers, we strive to offer brokers a variety of competitive products and efficient mortgage loan processing and closing.

Legislation and Regulation

      Federal, state and local authorities regulate and examine the origination, processing, underwriting, selling and servicing of mortgage loans. We are an approved seller/servicer of mortgage loans for FNMA and in November 1999 obtained FHLMC approval. In addition, the Company is an approved mortgage lender by HUD and is qualified to originate mortgage loans insured by FHA or guaranteed by the VA. Should the Company fail to comply with HUD, FHA or FNMA regulations, the Company could be prevented from reselling its mortgage loans or from entering into the servicing of mortgage loans should it choose to do so. Such failure could also result in demands for indemnification or mortgage loan repurchase, certain rights of rescission for mortgage loans, class action law suits and administrative enforcement actions, any of which could have a material adverse effect on our results of operations and financial condition.

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

Employees

      As of August 1, 2002 the Company had 86 fulltime employees. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be excellent.

Item 2.  Description of Property

      The Company leases 13,200 square feet of office space in San Francisco with a monthly rental of approximately $23,340. The term of the lease is for five years commencing the date of the Company's occupancy, which occurred in July 1999. This office space is used for corporate administrative offices and for conducting wholesale and retail mortgage lending operations in San Francisco. The Company believes that these offices are adequate for the foreseeable future. The Company maintains adequate casualty insurance on all its property.

      The Company leases additional offices in Campbell, California (9,013 square feet with a monthly rental of $21,427 and various terms ending September,
2002); Tustin, California (2,687 square feet with a monthly rental of $1,765 and a term ending January, 2004); and Phoenix, Arizona (2,500 square feet with a monthly rental of $6,802 and a term ending June, 2004). Some space in these locations is currently under sub-lease to unrelated third parties.

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

     The issues have now been moved to an arbitration proceeding. The Company plans to pursue aggressively its cause of action against William Russell and Teresa Saldivar and vigorously defend their litigation, believing that the claims will not have a material adverse effect on the Company. The Company disputes the claims relating to the amounts owed because of the acquisition of LRS, Inc. and believes that the other claims of William Russell and Teresa Saldivar are without merit. See Note 14 to the accompanyin financial statements.

      The Company is involved in other legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

                    PRICE RANGE OF THE COMPANY'S COMMON STOCK

      The Company's Common Stock is listed on the American Stock Exchange and traded under the symbol TFN.

      The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's Common Stock for the quarterly periods indicated during the twelve months ended April 30, 2002 and 2001:

                                                    High             Low

2002     1st Quarter (May '01 - Jul '01)            1.67              1.05
         2nd Quarter (Aug '01 - Oct '01)            2.00              1.17
         3rd Quarter (Nov '01 - Jan '02)            2.56              1.70
         4th Quarter (Feb '02 - Apr '02)            2.44              1.10

2001     1st Quarter (May '00 - Jul '00)            1.12              0.69
         2nd Quarter (Aug '00 - Oct '00)            1.12              0.62
         3rd Quarter (Nov '00 - Jan '01)            0.75              0.44
         4th Quarter (Feb '01 - Apr '01)            1.25              0.65

      The Company did not pay any dividends in 2002 or 2001.

      As of April 30, 2002 there were approximately 600 shareholders of record of the Company's common stock.

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

      During the January to March period of 2001 the Company sold $565,000 in principal amount of subordinated debt to seven individuals (two of whom also purchased some of the subordinated debt issued in 2000). This debt carries an interest rate of 15% and 45,000 five-year detachable warrants to purchase the common stock at $.75 per share. The maturity dates of the individual subordinated debt securities range from March 2003 to March 2004. These sales of securities were exempt from registration under the Securities Act pursuant to
Section 4(2) thereunder as transactions not involving a public offering.

      During the April to June period of 2001 the Company sold $680,000 in aggregate of subordinated debt to three individuals and a trust. This debt carries an interest rate of 15% and a five-year detachable warrant to purchase 35,000 shares of common stock at $0.75 per share. The maturity dates of the individual subordinated debt securities range from December 2002 to June 2004. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      During the July to September period of 2001 the Company entered two transactions, each of which was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering. The Company sold 900,000 shares of common stock to several investors for aggregate proceeds of $900,000. Lastly, 8,000 previously issued warrants were exercised in a cashless transaction, resulting in the issuance of 1,293 shares of common stock.

      In the October to December period of 2001 8,000 previously issued warrants were exercised in a cashless transaction resulting in the issuance of 1,129 shares of common stock. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering.

      In the January to March period of 2002 the Company issued a total of 22,845 shares of common stock to four individuals in connection with the cashless exercise of 35,000 previously issued warrants. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering. Also, during March 2002 the Company agreed to issue 1,503,750 shares of common stock to five investors for $1.33 per share. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering.

Item 6.  Management's Discussion and Analysis

      The following should be read in connection with the Company's financial statements, related notes and other financial information included elsewhere herein.

General

      Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when the Company was incorporated, it has been engaged in the retail origination of mortgage loans, and currently maintains retail offices in San Francisco and Campbell, California, as well as net branch locations in Rancho Cucamonga and Victorville, California. In 1995, the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Campbell, and Tustin, California as well as Phoenix, Arizona. The Company has recently commenced certain brokerage and consulting services to a real estate developer in Spain. The Company operates in one business segment - mortgage banking.

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

      Throughout 1999 mortgage interest rates increased. In January 1999, 30-year mortgage interest rates were 6.74%, reaching 7.55% at the end of the second quarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of June. Rates dropped steadily over the remainder of the year, and as of December 31, 2000 the 30-year fixed rate average had dropped to approximately 7.13%. Rates continued to decline during the entire twelve months of 2001 reaching 6.875% in December. During the first quarter of 2002 rates increased slightly, but remain at historically low levels.

      As a consequence, the Company saw its volume of mortgage originations increase as interest rates dropped during the 4th quarter of 2000 and into the first quarter of 2001. During the second quarter of 2001 and subsequently, the Company's mortgage originations were constrained due to reductions in available financing facilities.

      The following table sets forth the wholesale and retail production for the periods indicated (in thousands):

                    Mortgage Loan Volume
                  Four Months Ended April 30,
                       2002             2001

Wholesale         $ 146,700        $ 311,195

Retail              227,427          139,716
                 ----------     ------------

TOTAL             $ 374,127        $ 450,911
                  =========        =========

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
                =============    ================      ==============    =============       =============


      Overall the Company's mortgage loan volume decreased by $76.8 million or
(17)% for the four months ended April 30, 2002 as compared to the four months ended April 30, 2001. Wholesale mortgage loan production for the four months ended April 30, 2002 was $164.5 million or 53% lower than the four months ended April 30, 2001. This decline was largely due to turnover among our senior account executives and a restructuring of our production management. This restructuring was largely completed by the end of June, 2002, and we have seen positive results in our originations since this time.

      Retail loan production for the four months ended April 30, 2002 was $87.7 million or 63% more than the four months ended April 30, 2001.

      The Company's mortgage loan volume increased by $448.6 million or 48% for twelve months of 2001 as compared to the twelve months of 2000. Wholesale mortgage loan production for year of 2001 was $172.9 million or 28% greater than in year 2000. Retail loan production was $275.8 million or 87% more than in year 2000. For the first three months of 2002, when compared with the first three months of 2001, mortgage loan volume declined by $62.6 million or 18% with wholesale mortgage loan production declining by $125.9 million or 52% and retail loan production increasing by $63.3 million or 58%. The decline in wholesale mortgage loan production in the first quarter of calendar 2002 was principally due to several wholesale account executives leaving the Company in the early part of the quarter.

Four Months Ended April 30, 2002 Compared To Four Months Ended April 30, 2001

      The Company incurred a net loss of $679,248 or $0.12 per share for the four months ended April 30, 2002, an improvement of $351,452 or 34.1% from the net loss of $1,030,700 or $0.24 per share for the four months ended April 30, 2001

      This improvement is even more significant when considering the net loss from operations. The net operating loss before non-operating expenses or changes in accounting was $381,076 for the four months ended April 30, 2002, an improvement of $905,876 or 70.4% from the net operating loss of $1,286,952 for the four months ended April 30, 2001. This improvement to operating results despite a 17% reduction in total loan origination levels reflects a significant improvement in the Company's net interest income (expenses) plus a reduction in Salary, General and Administrative expenses and the elimination of goodwill amortization that was partially offset by reductions in the gross profit from loan originations and sales consistent with the lower funding levels.

      The Company earns interest on loans it has funded during the time interval between the date a loan is funded and the date a loan is sold to a secondary market investor. At the same time, the Company incurs an interest expense on the financing facilities utilized to fund these mortgage loans during this holding period. For the four months ended April 30, 2002, the Company earned net interest income of $24,982 on loans in the warehouse, an improvement of $494,327 from the four months ended April 30, 2001 when the company incurred a net interest expense of $469,345. This improvement in interest income (expense) from loans in the warehouse was the single largest factor in the Company's improved operating results and was the result of management's efforts to obtain financing facilities at more advantageous rates coupled with an improvement in the interest rate environment.

      Management has also aggressively pursued opportunities to reduce indirect expenses through reductions in staffing costs and renewed focus on general and administrative cost controls. As a result of these efforts, Salaries and benefits during the four months ended April 30, 2002 were $1,548,835, a reduction of $362,592 or 19.0% from the level of $1,911,427 incurred during the four months ended April 30, 2001. In addition, General and administrative expenses of $645,395 for the four months ended April 30,2002 were $77,035 or 10.7% lower than the level of $722,430 incurred during the same four month period in 2001. And finally, depreciation and amortization of $34,427 during the four months ended April 30, 2002 was $164,575 or 82.7% lower than the $199,002 incurred during the same period in 2001, the result of eliminating goodwill amortization in 2002 in accordance with the adoption of SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. Overall, total Indirect Expenses during the four months ended April 30, 2002 were $604,584 or 19.7% lower from the four months ended April 30, 2001.

      The Net Gain on Sale of Loans, revenue generated from the sale of mortgage loans by the wholesale division, is directly affected by loan funding volumes. As the Company funds more loans it will have more loans to sell and thereby generate increased Net Gain on Sale of Loans. As previously discussed, wholesale loan production during the four months ended April 30, 2002 was 53% or $164.5 million lower than during the same four months in 2001. Net Gain on Sale of Loans was only 35.8% or $620,149 lower for the four months ended April 30, 2002 when compared to the same period in 2001. The negative effect from the reduction in loan production levels was partially offset by higher gain on sale margins due to more effective product pricing and sales execution.

      The Company's retail lending activity during the four months ended April 30, 2002 increased by $87.7 million or 63% over the same four month period in 2001. The effect of this increased retail lending activity was to increase revenue from Loan Production income by $588,188 or 20.6%, which in turn was partially offset by an increase to commissions expense, up by $418,174 or 26.2% during the four months ended April 30, 2002 when compared to the same four months in 2001.

     Other Income and Expense decreased by $231,108 or 523%, primarily related to net changes in the fair value of contractual loan and forward delivery commitments. Such changes in the fair value are dependent upon changes in market interest rates. The continued decline in market interest rates caused a reduction in the value of forward delivery commitments.

Year Ended December 30, 2001 Compared To Year Ended December 30, 2000

      The Company incurred a net loss of $2,204,277 for the year ended December 31, 2001 compared to a net loss of $2,932,663 for the year ended December 31, 2000, an improvement of $728,386 or approximately 25%. Overall, the smaller net loss for the year of 2001 versus 2000 reflected the positive impact on gross profit from loan originations and sales activity from a 48% or $448.6 million increase in loan volume, up from $927.5 million to $1.376 billion, which was partially offset by increases in interest expense and indirect operating expenses.

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

Change in Fiscal Year

      The Company changed its fiscal year end from December 31st to April 30th, effective April 26, 2002. Information in this Form 10-KSB for the current year is representative of the four month period from January 1, 2002 through April 30, 2002 inclusive.

Liquidity And Capital Resources

      During the four months ended April 30, 2002 the Company was cash generative with the Company's cash and cash equivalents increasing by $2,233,532 to $3,076,422 as of April 30, 2002. The Company's $644,821 net loss (as adjusted for depreciation of $34,427) for the four months ended April 30, 2002 was cash consuming, however other operating activities contributed cash of $12,188,216, primarily from more loans being sold than were funded. Financing activities consumed cash of $8,688,083 as repayments on financing facilities of $10,554,083 were partially offset by the additional capital raised of $1,916,000.

      The capital resources utilized by the Company to fund its mortgage lending activity is primarily provided by warehouse lenders that fund the mortgage loans through a Master Sale Agreement or traditional warehouse lines of credit. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded its net worth and cash position making it more difficult to obtain adequate financing facilities as needed to support further business expansion. As of April 30, 2002 the Company had three facilities for a maximum financing capacity of up to $60 million. Subsequent to April 30, 2002 the Company added a fourth financing facility for $15 million bringing total availability under these facilities of up to $75 million.

     These facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with a warehouse lender as additional collateral. As of April 30, 2002 the Company was in violation of one financial covenant with two facilities. In both cases, the lender acknowledged the financial covenant violation and has continued to make warehouse financing available to the Company under the terms of the respective financing facility. There is a risk that either or both providers of these financing facilities could terminate the financing facility agreements as a result of the debt covenant violations. However the existing provisions included in both agreements give both lenders the ability to terminate such related agreements without cause; in one case immediately upon notification and in the other with 30 days written notice. Therefore, these covenant violations do not give the lender any greater contractual right or power to terminate their agreements than exists within the terms of the agreements when the Company is in full compliance with all financial covenants. Termination of either or both of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would have to seek alternative sources of financing possibly under less favorable terms. The Company was in compliance with all other financial covenants contained in its various warehouse financing facilities. Joseph Kristul, CEO and Maria Kristul, President have each personally guaranteed the three facilities in place at April 30, 2002, as well as the new facility that was obtained subsequent to April 30, 2002.

      During the four months ended April 30, 2002, the Company sold common stock, net of issuance costs, in the amount of $1,916,000. As a result of this cash infusion combined with cash provided from loan sales exceeding cash disbursements for new loan fundings, the Company's cash position during the four months ended April 30, 2002 improved. The Company continues to actively seek additional capital through the sale of equity securities and issuance of subordinated debt.

      To expand its operations, the Company needs to obtain additional warehouse lines of credit or additional financing facilities. The level of financing facilities that the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, we can expect a $12 to $15 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $12 to $15. If the Company receives the additional equity funds it is seeking, management of the Company will attempt to renegotiate the interest rates it pays on existing financing facilities, and to obtain additional financing facilities. If successful, this would increase the Company's funding capacity while continuing to improve the current net interest margin that has been a significant contributor to operating losses in prior years. Failure to maintain the existing facilities would have a material adverse effect on the Company's operations and its financial performance. However, our relationship with our institutional lenders is adequate at the present time.

      Our overall funding strategy is to use committed facilities, summarized as of April 30, 2002:

                                           Committed       Outstanding
      Financial Institution                Facility          Balance             Type                Maturity
      Gateway                           $40,000,000       $  6,994,550(1)  Master Sale Agreement     Annual
      Provident Bank                      5,000,000            343,857     Revolving line            On Demand
      Imperial Warehouse Finance         15,000,000          5,396,510     Revolving line            On Demand
                                        ------------      ------------
      TOTALS                            $60,000,000(2)    $ 12,734,917
                                        ===========       ============


(1) The Company accounts for the loans underlying this facility as sold. See financial statements footnotes for additional discussion about this facility. Of the total $40 million facility, $10 million is defined as a "bulge" amount that is available to TFN if requested, subject to the absolute, sole discretion of Gateway.
(2) Subsequent to April 30, 2002, the Company entered into a $15 million Master Mortgage Purchase Agreement with Twickenham Capital Corporation increasing the company's total committed facilities to $75 million. This facility has an open term and is cancelable by either party upon 30 days written notice.

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

      Financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                                   April 30,                        December 31,
                                            --------------------       -------------------------------------
                                                     2002                     2001               2000
                                            --------------------       -----------------  ------------------

         Commitments to extend credit               $ 41,953,193             $31,970,576         $50,718,000
         Forward delivery commitments                  5,000,000              16,380,095           7,100,000


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

      To facilitate its business activities, the Company undertook the following activities in 2001:
         1. Expanded its product mix to include more profitable product types.
         2. Strengthened mortgage broker pricing policies and procedures to reduce price concessions and increase loan margins.
         3. Restructured funding and shipping procedures in order to reduce warehouse time, which is the period of time between a mortgage loan's closing and its final sale to investors.
         4. Began implementing new loan origination software to improve productivity.
         5. Continued to seek additional capital through the sale of equity and debt securities.
         6.       Actively sought new warehouse lines.

      During the four months ended April 30, 2002, the Company continued to refine its efforts with the above described activities. No guarantees can be made that the preceding activities will result in an elimination of historical operating losses and generation of sustained profitability and/or an improvement in the Company's cash position. During March 2002 the Company raised $1.9 million of cash, net of issuance costs, by issuing 1,503,750 new common shares.

Item 7.  Financial Statements

      The response to this item is submitted as a separate section. See "Item
13. Exhibits and reports on Form 8-K".

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and control Persons; Compliance With Section 16(a) of the Exchange Act

      The following table sets forth certain information regarding the Company's directors and executive officers.

      Name                 Age             Position

Joseph Kristul             54              Chief Executive Officer and
                                           Treasurer, Director

Maria Kristul              54              President, Director

Paul R. Garrigues          46              Senior Vice President/
                                           Chief Financial Officer

Robert A. Shuey            47              Director

Robert A. Forrester        58              Director

Alex Rotzang               57              Director

J. Peter Gaskins           53              Director

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

      Paul R. Garrigues became the Chief Financial Officer of the Company on July 15, 2002. Mr. Garrigues received his Bachelors of Science Degree in Accounting from the University of Southern California. He is a CPA who spent the first four years of his career with Deloitte & Touche, LLP. Mr. Garrigues has nearly 20 years experience in senior financial management positions in the financial services and real estate development industries. His experience since 1992 includes serving as the Chief Financial Officer of Valley Construction & Development, Aurora Loan Services, CFI Mortgage and Monument Mortgage, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance
      Mr. Rotzang was named a director of the Company in July 1999 and his Form 3 has not been filed. In the fall of 2001 Mr. Kristul purchased 2,700 shares of common stock and his Form 4 and Form 5 have not been filed.

Item 10.  Executive Compensation

      The following table sets forth certain information concerning the compensation earned during the four months ended April 30, 2002 by (a) the Company's Chief Executive Officer and President and former executive officers for whom disclosure is required.:

                           Summary Compensation Table

      Name and                                           Annual Compensation            All Other
Principal Position             Fiscal Year           Salary              Bonus        Compensation

Joseph Kristul                     STUB(3)         $  66,667                                  -
Chief Executive Officer             2001             200,000               -                  -

Maria Kristul                      STUB(3)         $  80,000                                  -
President                           2001             232,500               -                  -

William Russell (1)                STUB(3)             -                   -                  -
Vice President                      2001           $ 187,500               -                  -

Teresa Saldivar (2)                STUB(3)             -                   -                  -
Vice President                      2001           $ 187,500               -                  -

      ----------------
(1) Mr. Russell was a Principal in LRS, Inc. and served as a director of the Company until July 2000; he was not compensated for service as a director; Mr. Russell was terminated during 2001.
(2) Ms. Saldivar was a Principal in LRS, Inc.; Ms. Saldivar was terminated during 2001.
(3) STUB represents the transition period of January1 through April 30, 2002.

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

      On February 29, 2000, effective March 1, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") for the grant to employees, officers, directors and consultants to the Company, parent or subsidiary of the Company of up to 750,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination or reclassification of shares. Beginning with calendar year 2000, the number of shares authorized under the plan shall automatically increase by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year. However, in no event shall any such annual increase exceed 400,000 shares. No one person may receive options for more than 150,000 shares in aggregate per year.

      There are five programs under the 2000 Plan under which (i) eligible persons may be granted options to purchase Common Stock for incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) eligible employees may have a portion of their base salary invested in special option grants; (iii) eligible persons may be issued shares of Common Stock directly, either through immediate purchase of shares or as a bonus; (iv) non-employee directors shall receive option grants at designated intervals over the period of continued board service; and (v) non-employee board members may have their annual retainer fee otherwise payable in cash applied to a special option grant.

Director Remuneration

      The following table sets forth certain information regarding compensation of directors paid for services for the four months ended April 30, 2002, other than named executive officers:

                                                                                             Number of
                                 Annual                     Consulting                      Securities
                                Retainer       Meeting      Fees/Other      Number of       Underlying
Name                              Fees          Fees           Fees          Shares           Options

Robert A. Forrester                 -           $4,500        $ 27,382         -                    -

Robert A. Shuey                     -           $4,000           -             -                    -

Alex Rotzang                        -           $4,000           -             -                    -

J.  Peter Gaskins                   -           $5,000           -             -                    -


      Non-employee directors of the Company receive $1,000 per month for each month the director served. The director also receives $500 per meeting attended and related travel expenses. Each non-employee director receives options to purchase 15,000 shares of Common Stock upon the individuals appointment to serve as a director and options to purchase an additional 5,000 shares of Common Stock annually upon appointment to serve as a director for the ensuing year provided the individual has been a member of the board of directors for five months. Members of the audit committee receive an option for an additional 3,000 shares of Common Stock upon the individual's appointment to the audit committee. The exercise price for the options is the closing price of the Company's Common Stock on the date of the grant. All options may be exercised immediately, but unvested shares/options are subject to repurchase at the exercise price by the Company. The Company's right to repurchase the options with respect to those granted annually ceases with respect to half of the options six months after the date of the grant and, with respect to the balance of the options, after one year. With respect to the options granted a director upon becoming a director, the Company's right to repurchase any options decreases every six months after the date of the original grant with respect to one sixth of such shares.

      Item 11. Security Ownership of Certain Beneficial Owners and Management The following table sets forth certain information regarding the beneficial ownership as of April 30, 2002, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each director of the Company, (c) each Executive Officer, and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him/her:



Name and Address of                                        Number of                      Percent
Beneficial Owner                                         Shares Owned                      Owned (5)

Kristul Family LLC (1)(2)                                   2,329,960                      33.2%
401 Taraval Street
San Francisco, CA 94116

Joseph and Maria Kristul (1)(2)(3)                             49,800                       1.14.
401 Taraval Street
San Francisco, CA 94116

Robert A. Shuey (4)(5)                                            100                       0.8
8214 Westchester, Suite 500
Dallas, TX 75225

Robert A. Forrester (4)(5)                                     12,500                       1.0
1215 Executive Drive West, Suite 102
Richardson, TX 75081

Alex Rotzang (5)                                                    0                       1.1

J. Peter Gaskins (5)                                           67,790                       1.5
8119 Kloshe Ct. South
Salem, OR 97306

All Executive Officers and Directors                        2,460,150                      38.8
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

(4) Excludes non-qualified options to acquire 20,000 shares of Common Stock for each of Messrs. Shuey and Forrester at an exercise price of $7.50 per share. In the event of a change of control in the Company, Messrs. Shuey and Forrester may each acquire an additional 40,000 sharesat the above exercise price.

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

(6) The following table sets forth the number of shares and the exercise price for each of the Company's outside directors, Messrs Shuey, Forrester, Rotzang and Gaskins granted pursuant to the Company's 2000 Stock Incentive Plan. These shares are not included in the number of shares indicated in the above table:

Name                              Number of Shares             Exercise Price

Robert A. Shuey                   15,000                        $1.125
                                   8,000                         1.00
                                   8,000                         1.35
                                   8,000                         0.73

Robert A. Forrester               15,000                        $1.125
                                   8,000                         1.00
                                   8,000                         1.35
                                   8,000                         0.73

Alex Rotzang                      15,000                        $1.125
                                   5,000                         1.00
                                  55,000                         1.35
                                   5,000                         0.73

J. Peter Gaskins                  15,000                        $1.125
                                   3,000                         1.00
                                   8,000                         1.35
                                   8,000                         0.73

      On June 4, 2002, the Board of Directors of the Company unanimously granted Joseph Kristul, it's Chief Executive Officer, an option to purchase 300,000 shares of the Company 's common stock at a price of $0.73 per share. The shares will be unregistered and the option carries a term of four years from the date granted. The grant is subject to shareholder approval at the next scheduled shareholder meeting after June 30, 2002.

Item 12.  Certain Relationships and Related Transactions

      Joseph and Maria Kristul have each personally guaranteed the Company's four financing facilities. See "Item 1. Business - Funding of Mortgage Loans.

      For the four months ended April 30, 2002, the Company paid Mr. Forrester $27,382 for legal services rendered to the Company, and in fiscal 2001 the Company paid Mr. Forrester $26,357 for legal services rendered to the Company. In 2001 the Company paid Mr. Gaskins $17,500. Payments to Mr. Gaskins in 2001 were for consulting regarding certain financings and business practices of the Company.

      The Company entered into an agreement with La Luna Costa Blanca, S.L., a real estate development company located in Spain, to provide consulting services related to financing and mortgage brokering activity. The Project Manager of La Luna Costa Blanca, S.L., is the sister of Maria Kristul, our President. The term of this agreement calls for payments to the Company of $350,000 during calendar year ending 2002.

     At December 31, 2000 the Company had an aggregate financial interest in 4ADream/Loan Link, LLC of $300,000, which consisted of an equity investment in common shares carried at $0 and a note receivable for $300,000. In March 2001 the Company sold its equity investment in 4Adream/Loan Link, LLC to an entity affiliated with a director of the Company for $300,000 in cash and an assigned promissory note from an officer of a subsidiary of 4Adream/Loan Link LLC for approximately $411,000 as additional collateral for the $300,000 note receivable from 4Adream/Loan Link, LLC ("total proceeds"). The principal balance of the assigned promissory note is non-interest bearing and is payable in December 2009. The Company accounted for this transaction in substance as a sale of its aggregate financial interest in 4Adream/Loan Link LLC in exchange for total proceeds of cash and a promissory note. Due to the uncertainty of the realization of the assigned promissory note its carrying value has been reduced to $0. The Company offset the total proceeds of this transaction against the carrying value of its aggregate financial interest in 4Adream/Loan Link LLC and accordingly, no gain or loss has been recognized in relation to this transaction in these financial statements. In recognition of Mr. Rotzang's roll in facilitating the collection of amounts due under this note, the board of directors awarded Mr. Rotzang options to purchase 50,000 shares of the Company's common stock at a price of $1.35 per share, the market price on the day the option was granted.

      On April 4, 2002 the Company loaned Robert A. Shuey, a director of the Company, $25,000 which was to have been repaid on June 4, 2002. This loan bore interest at an annual rate of 10%. Mr. Shuey's board compensation was offset against interest due under this obligation through July 2002, however the principal balance was not been paid when due and subsequent to April 30, 2002 the loan went into default.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            Financial Statements and
               Report of Independent Certified Public Accountants

                                 C O N T E N T S
                                                                         Page


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-2
     FINANCIAL STATEMENTS:

     Balance Sheets......................................................F-3
     Statements of Operations ...........................................F-4
     Statement of Shareholders' Equity...................................F-5
     Statements of Cash Flows............................................F-6
     Notes to Financial Statements ......................................F-7

               Report of Independent Certified Public Accountants


Board of Directors
Transnational Financial Network, Inc.

We have audited the accompanying balance sheets of Transnational Financial Network, Inc. as of April 30, 2002 and December 31, 2001,and the related statements of operations, shareholders' equity and cash flows for the four month period ended April 30, 2002 and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of April 30, 2002 and December 31, 2001 and the results of its operations and its cash flows for the four month period ended April 30, 2002 and years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the accompanying financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities. Also, as discussed in Note 1, in 2002 the Company changed its method of accounting for goodwill.



Grant Thornton, LLP
San Francisco, California

August 23, 2002

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  BALANCE SHEETS

                   As of April 30, 2002 and December 31, 2001


                                                                       April 30,       December 31,
                                                                         2002              2001
                                                                     -------------    -------------

ASSETS
     Cash and cash equivalents                                       $   3,076,422    $     842,890
     Restricted cash                                                     1,000,000          249,903
     Mortgage loans held for sale                                        5,790,315       17,592,497
     Notes receivable from shareholders                                     84,438           84,438
     Goodwill                                                            3,023,792        3,023,792
     Property and equipment, net                                           148,553          161,297
     Other assets                                                        1,029,472        1,925,816
                                                                     -------------    -------------

TOTAL ASSETS                                                         $  14,152,992    $  23,880,633
                                                                     =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
         Warehouse lines of credit                                   $   5,740,367    $  16,294,450
         Accrued interest payable                                           44,271          149,617
         Accounts payable and other liabilities                            674,264          929,228
         Subordinated debt                                               1,957,000        2,007,000
                                                                     -------------    -------------

TOTAL LIABILITIES                                                        8,415,902       19,380,295
                                                                     -------------    -------------


SHAREHOLDERS' EQUITY
         Preferred stock, no par value: 2,000,000 shares
           authorized; no shares issued or outstanding                        -                -
         Common stock, no par value: 20,000,000 shares
           authorized; 6,760,181 shares issued and outstanding
           at April 30, 2002; and 5,137,593 shares issued and
           outstanding at December 31, 2001                             13,456,182       11,540,182
         Accumulated deficit                                            (7,719,092)      (7,039,844)
                                                                     -------------    --------------

TOTAL SHAREHOLDERS' EQUITY                                               5,737,090        4,500,338
                                                                     -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  14,152,992    $  23,880,633
                                                                     =============    =============
















See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            STATEMENTS OF OPERATIONS

                For the Four Months Ended April 30, 2002 and 2001
               and for the Years Ended December 31, 2001 and 2000


                                                        Four Months     Four Months
                                                            Ended          Ended        Year Ended     Year Ended
                                                          April 30,      April 30,     December 31,   December 31,
                                                            2002           2001            2001           2000
                                                       --------------  -------------  -------------  --------------
                                                                        (unaudited)
REVENUE:
     Net gain from sale of loans                       $    1,112,158  $   1,732,307  $   4,757,591  $    2,783,037
     Production income                                      3,443,446      2,855,258     10,069,198       6,218,800
     Loan interest income                                     618,763      1,707,261      3,245,956       2,051,712
     Other loan income                                         22,367        (16,790)        21,708         294,394
                                                       --------------  -------------- -------------  --------------
     TOTAL REVENUE                                          5,196,734      6,278,036     18,094,453      11,347,943
                                                       --------------  -------------  -------------  --------------

DIRECT EXPENSES:
     Commissions                                           (2,014,791)    (1,596,617)    (5,920,662)     (3,514,543)
     Production                                              (458,324)      (672,267)    (1,712,808)     (1,257,203)
     Early loan payoff penalties (expense)                    (50,000)       (54,000)          -               -
     Interest expense on warehouse financing                 (593,781)    (2,176,606)    (4,166,270)     (2,369,073)
                                                       --------------- -------------- -------------  ---------------
     TOTAL DIRECT EXPENSES                                 (3,116,896)    (4,499,490)   (11,799,740)     (7,140,819)
                                                       --------------- -------------- -------------  ---------------

GROSS PROFIT                                                2,079,838      1,778,546      6,294,713       4,207,124
                                                       --------------  -------------  -------------  --------------

INDIRECT EXPENSES:
     Salaries and benefits                                 (1,548,835)    (1,911,427)    (5,039,307)     (3,999,307)
     General and administrative                              (645,395)      (722,430)    (2,308,356)     (2,042,885)
     Occupancy                                               (232,257)      (232,639)      (691,970)       (691,072)
     Depreciation and amortization                            (34,427)      (199,002)      (582,978)       (593,468)
                                                       --------------- -------------- -------------  ---------------
     TOTAL INDIRECT EXPENSES                               (2,460,914)    (3,065,498)    (8,622,611)     (7,326,732)
                                                       --------------- -------------- -------------  ---------------

OPERATING LOSS                                               (381,076)    (1,286,952)    (2,327,898)     (3,119,608)
                                                       --------------- -------------- -------------  ---------------

NON-OPERATING INCOME (EXPENSE):
     Other interest income (expense)                         (111,192)      (101,876)      (320,565)        (32,245)
     Other income (expense)                                  (186,980)        44,128        130,186            -
                                                       --------------- -------------  -------------  --------------
     TOTAL NON-OPERATING EXPENSE                             (298,172)       (57,748)      (190,379)        (32,245)
                                                       --------------- -------------- -------------  ---------------

LOSS BEFORE INCOME TAXES and cumulative effect of
     change in accounting principle                          (679,248)    (1,344,700)    (2,518,277)     (3,151,853)
                                                       --------------- -------------- -------------  ---------------

INCOME TAX BENEFIT                                               -              -              -            219,190
                                                       --------------  -------------  -------------  --------------

NET LOSS before cumulative effect of change in
     accounting principle                                    (679,248)    (1,344,700)    (2,518,277)     (2,932,663)
Cumulative effect of change in accounting principle              -           314,000        314,000            -
                                                       --------------  -------------  -------------  --------------

NET LOSS                                               $     (679,248) $  (1,030,700) $  (2,204,277) $   (2,932,663)
                                                       ==============  =============  =============  ==============

NET (LOSS) PER SHARE - Basic and diluted:
     Before cumulative effect of change in accounting
        principle                                              (0.12)         (0.31)         (0.58)          (0.69)
     Cumulative effect of change in accounting
        principle                                                -             0.07           0.07             -
                                                       --------------  -------------  -------------  -------------
     Net loss per share                                $       (0.12)  $      (0.24)  $      (0.51)  $       (0.69)
                                                       ==============  =============  =============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                      5,624,626      4,279,310      4,342,799       4,279,310
                                                       ==============  =============  =============  ==============


See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

             For the Four Months Ended April 30, 2002 and the Years
                        Ended December 31, 2001 and 2000

                                                               Common Stock           Accumulated
                                                     -----------------------------
                                                        Shares          Amount           Deficit         Total
                                                     -----------     -------------    -----------    -----------

BALANCE, January 1, 2000                               4,279,310     $  10,558,709  $  (1,902,904) $   8,655,805

     Issuance of common stock warrants
      for services performed                                -               35,741           -            35,741

     Net loss for the year                                  -                 -        (2,932,663)    (2,932,663)
                                                       ---------     -------------  -------------  -------------

BALANCE, December 31, 2000                             4,279,310        10,594,450     (4,835,567)     5,758,883

     Issuance of common stock for cash                   855,861           855,861           -           855,861

     Issuance of common stock for warrants
      in a cashless exercise                               2,422              -              -              -

     Issuance of common stock subscriptions                 -               44,139           -            44,139

     Issuance of warrants for common stock
      in connection with the subordinate debt
      and for services performed                            -               45,732           -            45,732

     Net loss for the year                                  -                 -        (2,204,277)    (2,204,277)
                                                       ---------     -------------  -------------  -------------

BALANCE, December 31, 2001                             5,137,593        11,540,182     (7,039,844)     4,500,338

     Issuance of common stock for cash                 1,503,750         1,900,000           -         1,900,000

     Issuance of common stock subscribed                  44,139              -              -              -

     Issuance of common stock for options exercised       20,000            16,000           -            16,000

     Issuance of common stock for warrants
      in a cashless exercise                              54,699              -              -              -

     Net loss for the period                                -                 -          (679,248)      (679,248)
                                                       ---------     -------------  -------------  -------------

BALANCE, April 30, 2002                                6,760,181     $  13,456,182  $  (7,719,092) $   5,737,090
                                                       =========     =============  =============  =============












See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                For the Four Months Ended April 30, 2002 and 2001
               and for the Years Ended December 31, 2001 and 2000


                                                          Four Months   Four Months
                                                            Ended          Ended        Year Ended     Year Ended
                                                          April 30,      April 30,     December 31,   December 31,
                                                            2002           2001            2001           2000
                                                       --------------  -------------  -------------  --------------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $     (679,248) $  (1,030,700) $  (2,204,277) $   (2,932,663)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                         34,427        208,051        582,978         631,275
         Investment in property - gain on sale                      -              -              -         (65,298)
         Non-monetary charges for services performed                -         17,705         45,732          35,741

     Net effect of changes in assets and liabilities:
         Shareholders' receivable (includes notes)                  -          5,328         63,497         (16,441)
         Other assets                                         896,344       (690,609)      (567,337)       (497,235)
         Accrued interest - receivable                              -         38,397         41,733          (1,607)
         Accrued interest - payable                          (105,346)       110,524        (69,985)         55,323
         Accounts payable and accrued liabilities            (254,964)       (17,458)       390,534         475,817

     Net effect of changes in mortgage loans activity:
         Mortgage loans - originated for sale            (146,704,420)  (324,128,573)  (784,436,000)   (611,580,293)
         Mortgage loans - proceeds from sale              158,506,602    328,536,308    787,150,725     593,099,247
         Mortgage loans - provisions for early payoffs
              and loan losses                                       -         11,000        101,084         182,917
                                                       --------------  -------------  -------------  --------------
           NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                            11,693,395      3,059,973      1,098,684     (20,613,217)
                                                       --------------  -------------  -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net Increase (decrease) in restricted cash              (750,097)       300,000        150,097        (400,000)
     Property and equipment - purchases                       (21,683)       (27,447)       (42,834)        (12,391)
     Investment in property - proceeds from sales                   -              -              -         100,000
     Note receivable from Loan Link, LLC -
         repayments received                                        -        300,000        300,000         200,000
                                                       --------------  -------------  -------------  --------------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                (771,780)       572,553        407,263        (112,391)
                                                       --------------- -------------  -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Warehouse notes payable - net borrowings
                (repayments)                              (10,554,083)    (4,476,926)    (3,350,995)     19,645,445
     Investment in property - repayments on mortgage
                 loans                                              -              -              -          (1,156)
     Subordinated debt - net borrowings (repayments)          (50,000)       915,000      1,295,000         712,000
     Common stock sold                                      1,916,000              -        900,000               -
                                                       --------------  -------------  -------------  --------------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                              (8,688,083)    (3,561,926)    (1,155,995)     20,356,289
                                                       --------------- -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                   2,233,532         70,600        349,952        (369,319)
                                                       --------------  -------------  -------------  ---------------

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                842,890        492,938        492,938         862,257
                                                       --------------  -------------  -------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    3,076,422  $     563,538  $     842,890  $      492,938
                                                       ==============  =============  =============  ==============

CASH PAID DURING THE PERIOD:
     Interest - paid                                   $      810,319  $   2,167,957  $   4,236,255  $    2,350,275


See accompanying notes to these financial statements.

                      Transnational Financial Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
      (Information for the four months ended April 30, 2001 is unaudited)

Note 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations
Transnational Financial Network, Inc. (the "Company") conducts real estate mortgage banking activities through wholesale branches and retail branches located in California and Arizona. The Company's revenues are derived primarily from the origination and sale of conforming and non-conforming residential real estate loans for placement in the secondary market. The Company operates in one segment - Mortgage Banking.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of amounts on deposit with financial institutions. The Company has had no loss in its cash deposits, but is exposed to loss on its deposits if the counter party fails to perform. The Company only deals with federally insured depository institutions. In connection with some of its financing facilities, the Company is required to maintain cash balances on deposit with its warehouse lenders. Restricted cash represents cash balances on deposit with warehouse lenders that are not available for general corporate purposes. These restricted balances are available for use by the Company to cover the funding haircut on loans financed through the related financing facility. Warehouse lenders typically advance 95% to 98% of the cash required to fund a loan with the 2% to 5% difference (the "haircut") coming from the Company's restricted cash deposits.

Mortgage Loans Held for Sale
All mortgage loans originated are intended for sale in the secondary market and are carried at the lower of cost or estimated fair value. Fair values for mortgage loans covered by investor commitments are based on commitment prices. Fair values for uncommitted loans are based on management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for differences in loan characteristics. All loans are sold servicing released. The real property of the borrower is pledged as collateral for mortgage loans. Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loan sold, net of commitment fees paid to the investors and commissions paid to independent mortgage loan brokers. The Company reflects adjustments in the carrying value of loans held for sale within net gain from sales of mortgage loans.

We enter into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding ("rate lock commitments"). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded , but which carry rate lock commitments) we undertake certain activities to protect our mortgage position. We follow the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans expected to be funded. These forward delivery commitments are either on a "best efforts" or "mandatory basis". The rate lock commitments on pipeline loans in process, and the "best efforts" and the "mandatory" forward sale delivery commitments are recorded at fair value with changes in fair value recorded in current earnings in other income and expense. The Company has not designated its practice of entering into forward delivery commitments as hedging activity within the definition of SFAS No. 133.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS No. 133, all derivatives are recognized at fair value in the financial statements. Changes in fair value for derivatives that are not designated as hedging instruments are recognized in the results of operations as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either included in results of operations or recorded as a component of other comprehensive income in the Statement of Shareholders' Equity. The Company has not designated any derivatives as hedges. The Company implemented SFAS No. 133 on January 1, 2001 and as such, the impact of the transition of this standard on the Company's results of operations and financial position resulted in an increase in assets of $314,000, and a decrease in net loss of a like amount. The increase in assets and decrease in net loss is attributable to the fair value of Mortgage Loan Derivatives. Mortgage Loan Derivatives, which consists of both rate lock commitments and forward delivery commitments intended for sale to the secondary market, are considered derivatives under SFAS 133. While historically Mortgage Loan Derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the Mortgage Loan Derivatives are included in other income or expense as they occur.

Production Income
Production income consists of fees paid to the Company for both retail and wholesale lending by borrowers for the preparation, documentation and underwriting of loans. Wholesale lending fees and related lending transaction costs are deferred until the related loan is sold. Upon sale of the loan, deferred fees, net of costs are recognized as production income. Retail lending fees are recognized when retailed loans are funded and sold.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS(continued)
       (Information for the four monthsended April 30, 2001 is unaudited)

Note 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill
New Accounting Standards - The Company adopted SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has performed an assessment of goodwill as of March 31, 2002 and determined that no impairment has arisen. Included in our assets as of April 30, 2002 is goodwill related to an acquisition in 1999 with a net carrying value of $3,023,792. Adoption of SFAS No. 142 has resulted in a decrease of amortization expense by approximately $400,000 per year, which is a non-cash item. The impact of SFAS No. 142 on net income (loss) for four months ended April 30, 2002 and 2001 and the years ended December 31, 2001 and 2000 is as follows:

                                                   Four Months Ended April 30,         Year Ended December 31,
                                                 -------------------------------    -------------------------------
         Financial statement caption                 2002              2001             2001              2000
         ---------------------------             -------------    --------------    -------------    --------------
                                                                    (unaudited)
         Reported net loss                       $    (679,248)   $   (1,030,700)   $  (2,204,277)   $   (2,932,663)
         Add back:  Goodwill amortization                    0           134,293          400,000           400,000
                                                 -------------    --------------    -------------    --------------
         Adjusted net loss                       $    (679,248)   $     (896,407)   $  (1,804,277)   $   (2,532,663)
                                                 =============    ==============    =============    ==============

         Basic and diluted loss per share:
         Reported net loss                       $      (0.12)    $       (0.24)    $      (0.51)    $       (0.69)
         Add back: Goodwill amortization                 0.00              0.03             0.09              0.09
                                                 ------------     -------------     ------------     -------------
         Adjusted net loss                       $      (0.12)    $       (0.21)    $      (0.42)    $       (0.60)
                                                 ============     =============     ============     =============


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

Stock-Based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for transactions with non-employees based upon the fair value of the goods or services received or the fair value of the stock options awarded, whichever is more reliably measurable. The Company has elected to present the pro forma disclosures of the effect of employee stock-based compensation on net loss and net loss per share using the fair value method. Fair value is generally determined using either the quoted market price of the common stock of the Company or a valuation model.

Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications
Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the current presentation.

Fiscal Year End
The Company has changed its fiscal year end to April 30 effective April 26, 2002. Accordingly, the April 30, 2002 financial statements are for a four month transitional period. The comparative financial statements and related footnotes for the four months ended April 30, 2001 are unaudited and include all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for that four month period.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)

Note 2 - PROPERTY AND EQUIPMENT

Major classifications of property and equipment at the dates indicated are summarized as follows:

                                               April 30,        December 31,
                                                 2002              2001
                                               -----------       -----------
Furniture, fixtures and equipment              $   979,015       $   957,333
Leasehold improvements                              73,179            73,178
                                               -----------       -----------
                                                 1,052,194         1,030,511
Accumulated depreciation and amortization         (903,641)         (869,214)
                                               -----------       -----------
Property and equipment, net                    $   148,553       $   161,297
                                               ===========       ===========

Depreciation expense for the four months ended April 30, 2002 and 2001 was $34,427 and $64,709 respectively, and for the years ended December 31, 2001 and 2000 it was $178,450 and $223,509, respectively.

Note 3 - NOTE RECEIVABLE FROM SHAREHOLDER

Notes receivable from shareholder represents principal advances to an individual at a fixed interest rate of 8% that matures on November 15, 2005. The note is secured by a first trust deed on real estate property. In 2001 the note was deemed to be impaired. As a result, the Company ceased accruing interest and recognized an allowance of $16,925. The Company recognizes interest on a cash basis. There was no interest income recognized on the impaired note during the four months ended April 30, 2002 and 2001. There was no additional activity in the allowance in 2002 and 2001.

Note 4 - FINANCING FACILITIES

A. Warehouse Lines Of Credit As of April 30, 2002, the Company maintained two revolving warehouse lines of credit with a total borrowing capacity of $20 million to fund mortgage loan originations. There are geographic restrictions on $15 million of this borrowing capacity, with $10 million restricted to loans on Arizona properties and $5 million restricted to loans on California properties. Advances are made on the warehouse lines for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The lines of credit bear interest at one month LIBOR plus a margin ranging from 4.43% to 5.43% for an average rate of 6.27% at April 30, 2002, and Prime, which was 4.75% at April 30, 2002. The lines do not have an expiration date, but are cancelable at any time upon written notice by either party. In connection with these lines, the Company is required to maintain cash deposits with the warehouse lenders of not less than $250,000 as additional collateral. The Company has classified these cash deposits as restricted cash in the financial statements.

B. Master Sale Agreement In November 2000 the Company entered into a Quick Sale Master Loan Participation and Custodian Agreement (Quick Sale Gestation Line) with a financial institution. This Agreement was amended and renewed on April 22, 2002. Under the terms of the agreement, as amended, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this facility, the Company is required to repurchase certain loans that subsequent to acquisition by the financial institution fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the four months ended April 30, 2002, and the years ended December 31, 2001 and 2002, the Company was not required to repurchase any loans from its financing facilities. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution until it is ultimately resold to a third party investor, and during this intermediate period the Company sub-services the loans on behalf of the financial institution. The agreement was $30 million as of April 30, 2002. Interest on the line is at Prime Rate plus 1.0% when the balance is less than $30 million (Prime was 4.75% at April 30, 2002). The line can be increased by up to $10 million on an interim basis at the sole discretion of the institution at a higher interest rate, however the Company has never utilized this interim bulge capacity.

The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of April 30, 2002 the Company was in violation of one financial covenant with two facilities. In both cases, the lender acknowledged the financial covenant violation and have continued to make warehouse financing available to the Company under the terms of the respective financing facility. There is a risk that either or both providers of these financing facilities could terminate the financing facility agreements as a result of the debt covenant violations, however not withstanding covenant violations, existing provisions included in both agreements give both lenders the ability to terminate the agreements without cause; in one case immediately upon notification and in the other with 30 days written notice. Therefore, these covenant violations do not give the lender any greater contractual right or power to terminate their agreements than exists within the terms of the agreements when the Company is in full compliance with all financial covenants. Termination of either or both of these facilities could have a material adverse effect on the Company's operations and its financial performance. The loss of either or both of these facilities would constrain the Company's ability to fund loans until alternative sources of financing were found, which could be under less favorable terms. The Company was in compliance with all other financial covenants in respect of its financing facilities. Both the CEO and the President of the Company have each personally guaranteed the above financing facilities.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS(continued)
      (Information for the four months ended April 30, 2001 is unaudited)

Note 5 - SUBORDINATED DEBT

The Company borrowed $1,295,000 in 2001 and $712,000 in 2000 in aggregate from individual investors, subordinated to lenders of the financing facilities. The notes all bear interest at 15% and are due at various times between August 2002 and March 2004. A total of 45,732 and 35,741 warrants were issued in 2001 and 2000, respectively, in connection with the subordinated debt. The aggregate value of the warrants were $81,473.

The future annual capital repayments in respect of subordinate debt for the years ended April 30, are as follows:

                  2003       $   635,000
                  2004           772,000
                  2005           550,000
                             -----------
                  Total      $ 1,957,000
                             ===========

Note 6 - 401(K) PLANS

On January 1, 1999, the Company established a 401(K) and Profit Sharing Plan (the "Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employees' gross salary limited to the amount of the employee's contribution. The Company contributed $5,930 and $13,749 during the four months ended April 30, 2002 and 2001, respectfully, and during the years ended December 31, 2001 and 2000 the Company made contributions to the plan of $47,002 and $42,570, respectively.

Note 7 - STOCK BASED COMPENSATION

In February 2000 the Company's Board of Directors approved the 2000 Stock Incentive Plan ("2000 Plan") effective March 1, 2000. The 2000 Plan replaced the Company's 1998 Stock Compensation Plan ("1998 Plan). Options issued and outstanding from the 1998 Plan will continue to be honored, but no more options may be issued under the 1998 Plan. At April 30, 2002 there were a total of 235,000 share options outstanding under the 1998 Plan, all of which carry an option price of $7.50 per share. The Company has also agreed to issue non-qualified options for up to 80,000 shares of Common Stock at an exercise price of $7.50 per share to two members of the board of directors in the event of a change of control in the Company.

A total of 750,000 shares were initially reserved under the 2000 Plan. The share reserve increases by 4% of total shares outstanding each year beginning on January 1, 2001. The maximum annual increase in the share reserve shall be 400,000 shares. The reserve increases on January 1, 2001 and 2002 were for 171,172 and 205,503 share options, respectively, bringing the total number of share options reserved under the 2000 Plan to 1,126,675. The vesting period is at the discretion of the Plan Administrator. As of April 30, 2002 options granted under the 2000 Plan consist of: automatic grants to officers and outside directors of 408,941 shares. A summary of stock options follows:

                                                      2000 Plan                          1998 Plan
                                            ---------------------------         --------------------------
                                                              Weighted                           Weighted
                                                               Average                            Average
                                               Stock          Exercise            Stock          Exercise
                                              Options           Price            Options          Price
                                            ----------    --------------        -------------    --------------
Outstanding at January 1, 2000                   -            $   -              392,500         $    7.50
   Options granted in 2000                    219,941              1.07             -                -
   Options forfeited in 2000                     -                -                 -                 7.50
                                            ---------         ---------         --------         ---------
Outstanding at January 1, 2001                219,941         $    1.07          392,500         $    7.50
   Options granted in 2001                    359,000              1.02             -                -
   Options forfeited in 2001                 (295,000)             0.80         (145,500)             7.50
                                            ----------        ---------         --------         ---------
Outstanding at January 1, 2002                283,941         $    1.13          247,000         $    7.50
   Options granted through April 30, 2002     150,000              1.98             -                -
   Options exercised through April 30, 2002   (20,000)             0.80             -                -
   Options forfeited through April 30, 2002      -                -              (12,000)             7.50
                                            ---------         ---------         --------         ---------

Outstanding at April 30, 2002                 413,941         $    1.45          235,000         $    7.50
                                            =========         =========         ========         =========

Information about stock options outstanding at April 30, 2002 is summarized as follows:

                                                      Weighted                           Weighted
                                                       Average                            Average
                                     Average          Exercise                           Exercise
  Range of                          Remaining         Price of                           Price of
  Exercise         Options         Contractual         Options          Options           Options
   Prices        Outstanding      Life (Years)       Outstanding      Exercisable       Exercisable

$0.80 to $2.25      413,941            8.24             $1.45          255,000              $0.84
     $7.50          235,000            5.71             $7.50          101,750              $7.50
                     ------                             -----          -------

                    648,941                                            356,750
                    =======                                            =======

                      Transnational Financial Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS(continued)
       (Information for the four monthsended April 30, 2001 is unaudited)

Note 7 - STOCK BASED COMPENSATION (continued)

The Company did not recognize compensation cost for its stock option grants, because the exercise price is equal to or greater than the fair market value of the Company's stock on the date of grant. The disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method of accounting for stock-based compensation for the time periods indicated are as follows:


                                                        Four months ended                     Year Ended
                                                 -------------------------------    -------------------------------

                                                   April 30,         April 30,      December 31,      December 31,
                                                     2002              2001             2001              2000
                                                 -------------    --------------    -------------    --------------
                                                                    (unaudited)

Net loss:
     As reported                                   $  (679,248)    $  (1,030,700)   $  (2,204,277)    $  (2,932,663)
     Pro forma                                     $  (706,191)    $  (1,058,769)   $  (2,247,132)    $  (3,089,667)

Basic and diluted loss per common share:
     As reported                                   $  (0.12)        $  (0.24)       $  (0.51)         $  (0.69)
     Pro forma                                     $  (0.12)        $  (0.24)       $  (0.51)         $  (0.72)



The fair value of the stock options granted during the four months ended April 30, 2002 and 2001 is estimated as $12,984 and $9,775, respectively, and for the years ended December 31, 2001 and 2000 was estimated as $42,855 and $147,200, respectively. These fair values are determined as of the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility of 30.0%, risk-free interest rate of 5.00%, assumed forfeiture rate of 0%, and an average expected life of 5.0 years. The weighted average fair value per share was $1.04, $0.28, $1.02 and $1.07 for options granted during the four months ended April 30, 2002 and 2001, and the years ended December 31, 2001 and 2000, respectively.

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

During the four months ended April 30, 2001 the Company did not sell or issue any additional shares of common stock, and so the only impact on shareholder's equity was a reduction of $1,030,700 reflecting of the net loss during that four month period.


Note 9 - NET LOSS PER SHARE

Basic net loss per share is based on net loss divided by the weighted average common shares outstanding. Diluted net loss is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities which include stock options and warrants. Potential dilutive securities of 694,441 shares as of April 30, 2002, 778,441 shares as of April 30, 2001; 815,000 shares as of December 31, 2001 and 768,500 shares as of December 31, 2000 have not been included in the calculation of diluted net loss per share, because their effects are anti-dilutive.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)


Note 10 - INCOME TAXES

The provision for income taxes for the time periods indicated were as follows:

                           Four months ended    Four months ended        Year ended            Year ended
                            April 30, 2002        April 30,2001       December 31, 2001   December 31, 2000
                            --------------        -------------       -----------------   -----------------
                                                   (unaudited)

Current:
   Federal                 $      -              $      -              $      -              $    (219,900)
   State                          -                     -                     -                        800
                           -------------         -------------         -------------         -------------
      Total                       -                     -                     -                   (219,100)
                           -------------         -------------         -------------         -------------

Deferred:
    Federal                       -                     -                     -                     -
    State                         -                     -                     -                     -
                           -------------         -------------         -------------         -------------
Total                             -                     -                     -                     -
                           -------------         -------------         -------------         -------------

Total                      $      -              $      -              $      -              $    (219,100)
                           -------------         -------------         -------------         --------------


The effective federal tax rate for the time periods indicated differs from the statutory tax rate as follows:


                                   Four months ended     Four months ended        Year ended            Year ended
                                    April 30, 2002        April 30, 2001       December 31, 2001    December 31, 2000
                                    --------------        --------------       -----------------    -----------------
                                                           (unaudited)

Federal income tax at
        statutory rates                    34.0%                 34.0%                 34.0%                 34.0%
Valuation allowance                       (34.0)                (34.0)                (34.0)                (34.0)
Tax Refunds                                 -                     -                     -                     7.0
                                        ---------             ---------             --------              ---------
                                            -                     -                     -                     7.0%
                                        ---------             ---------             --------              --------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are as follows:


                                              April 30, 2002       December 31, 2001     December 31, 2000
                                              --------------       -----------------     -----------------
Deferred tax assets:
     Net operating loss carry-forwards         $   2,866,050         $   2,332,310        $    1,675,195
     Goodwill                                        195,479               179,873               109,604
     Property and equipment                           72,169                37,885                20,735
     State taxes                                        -                     -                      272
     Deferred loan costs                                -                     -                   85,366
     Bad debts                                          -                   76,955                  -
     Other                                              -                   14,891                  -
                                               -------------         -------------        --------------
         Total deferred tax assets                 3,133,698             2,641,914             1,891,172

Deferred tax liabilities:
     Prepaid rent                                       -                     -                  (16,841)
     Other                                           (17,999)               (4,021)               (2,429)
                                               -------------         -------------        --------------
         Total deferred tax liabilities              (17,999)               (4,021)              (19,270)
                                               -------------         -------------        --------------

Net deferred tax asset before valuation
                      allowance                    3,115,700             2,637,893             1,871,902
     Valuation allowance                          (3,115,700)           (2,637,893)           (1,871,902)
                                               -------------         -------------        --------------
Net deferred tax                               $        -            $        -           $         -
                                               -------------         -------------        --------------

At April 30, 2002, December 31, 2001 and December 31, 2000 the net deferred tax asset is fully reserved through a valuation allowance. The increase to the valuation allowance at April 30, 2002 was $477,807, at December 31, 2001 it was $765,991 and at December 31, 2000 it was $1,217,996. Federal and state net operating loss carry forwards of $2,388,806 and $477,244 expire at various dates in 2022 and 2012 respectively.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)


Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of various classes of financial instruments at April 30, 2002 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies could materially affect the estimates. The balances as of the dates indicated were as follows:


                                          April 30, 2002                December 31, 2001             December 31, 2000
                                    --------------------------    ---------------------------    --------------------------
                                     Carrying         Fair          Carrying         Fair          Carrying         Fair
                                       Value          Value           Value          Value           Value          Value
                                    -----------    -----------    -----------     -----------    -----------    -----------
Financial Assets:
   Cash and cash equivalents        $ 4,076,422    $  4,076,422   $  1,092,793     $ 1,092,793    $   892,938    $   892,938
   Mortgage loans held for sale       5,790,315       5,790,315     17,592,497      17,652,092     20,307,223     20,434,143
   Note receivable, Loan Link LLC          -               -              -               -           300,000        300,000
   Note receivable, Shareholder          84,438          84,438         84,438          84,438        136,322        138,459
   Commitments to extend credit         321,753         321,753        227,210         227,210           -           421,875
   Forward delivery commitments         (25,156)        (25,156)       171,448         171,448           -            78,588

Financial Liabilities:
   Subordinated note payable        $ 1,957,000    $  1,957,000   $  2,007,000     $ 2,007,000    $   712,000    $   712,000
   Warehouse notes payable            5,740,367       5,740,367     16,294,450      16,294,450     19,645,445     19,645,445

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

Forward Delivery Commitments
We utilize forward commitments to hedge interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these loans is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans.

Financial Liabilities
The fair value of financial liabilities (subordinated debt and warehouse lines of credit) approximate the carrying amount because the terms of the debt are similar to terms currently offered by lenders, or the interest rates are variable based on current market rates.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party's failure to perform under its contractual obligations. The Company's exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for funded and closed extensions of credit. The credit risk involved for commitments to extend credit is essentially the same as that involved in extending loans to customers.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)



Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of the dates indicated, including financial instruments whose contract amount represents credit risk only is as follows:


                                              April 30, 2002       December 31, 2001     December 31, 2000
                                              --------------       -----------------     -----------------

     Commitments to extend credit              $  41,953,193         $  31,970,576        $   50,718,000
     Forward delivery commitments                  5,000,000            16,380,095             7,100,000



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


Note 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

During the four month period ended April 30, 2002 approximately 80.6% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements. Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. During the four months ended April 30, 2002, the Company repurchased only one loan from an investor and there were no repurchases from any of its financing facilities. The loan had a principal balance of $68,000 and was subsequently resold in August 2002 at a loss of $5,708. The Company has a concentration of credit risk with respect to cash deposited with commercial banks in excess of federally insured limits.

Note 13 - NOTE RECEIVABLE FROM LOAN LINK LLC

At December 31, 2000 the Company had an aggregate financial interest in 4ADream/Loan Link, LLC of $300,000, which consisted of an equity investment in common shares carried at $0 and a note receivable for $300,000. In March 2001 the Company sold its equity investment in 4Adream/Loan Link, LLC to an entity affiliated with a director of the Company for $300,000 in cash and an assigned promissory note from an officer of a subsidiary of 4Adream/Loan Link LLC for approximately $411,000 as additional collateral for the $300,000 note receivable from 4Adream/Loan Link, LLC ("total proceeds").The principal balance of the assigned promissory note is non-interest bearing and is payable in December 2009. The Company accounted for this transaction in substance as a sale of its aggregate financial interest in 4Adream/Loan Link LLC in exchange for total proceeds of cash and a promissory note. Due to the uncertainty of the realization of the assigned promissory note its carrying value has been reduced to $0. The Company offset the total proceeds of this transaction against the carrying value of its aggregate financial interest in 4Adream/Loan Link LLC and accordingly, no gain or loss has been recognized in relation to this transaction in these financial statements. In recognition of the director's role in facilitating the collection of amounts due under this note, the board of directors awarded the director options to purchase 50,000 shares of the Company's common stock at a price of $1.35 per share, the market price on the day the option was granted. The Company treated this stock option grant as compensation for services rendered and valued said options at approximately $25,000.


Note 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has entered into various operating lease agreements for the rental of office space. Aggregate future minimum lease payments under these agreements for each of the three years ended April 30, are as follows:

                  2003         $  527,440
                  2004            375,252
                  2005             59,731
                               ----------
                  Total        $  962,423
                               ===========


Rental expense was $223,213 and $214,869 for the four months ended April 30, 2002 and 2001, respectively; and $750,959 and $900,688 for the years ended December 31, 2001 and 2000, respectively.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)


Note 14 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation
On February 23, 2001, two former principals of LRS, Inc., filed a complaint in the Superior Court of Santa Clara County, California alleging that, among other claims, the Company violated its agreement wherein in the Company purchased LRS, Inc. in 1999. The Company terminated its employment of the two principals on March 8, 2001. On April 4, 2001 the two former principals filed a second complaint in the Superior Court of Santa Clara County against the Company based upon breach of contract, wrongful termination in violation of public policy, breach of covenant of good faith and fair dealing, and declaratory relief. The Company filed a cross-complaint asserting that the two former principals violated their employment agreement, breached their duty of loyalty, intentionally interfered with economic relationships and negligently interfered with economic relationships. The issues have now been moved to an arbitration proceeding and the Company intends to vigorously pursue its claim in this action. The Company believes that the claims of the former principals of LRS, Inc. are without merit. However, the costs of a negative outcome could exceed $400,000 from attorney's fees, compensatory and punitive damages and other costs.

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

Note 15 - RELATED PARTY TRANSACTIONS

The Company entered into in a Master Agreement with La Luna Costa Blanca, S.L., a real estate development company located in Spain. The Agreement was dated December 31, 2001 and stipulated that TFN would provide real estate financing and mortgage brokerage services for residential developments in Spain commencing January 1, 2002 for a period of five years. Under the terms of the Master Agreement the Company was to receive $500,000 plus 1% of the value of the units sold for the sooner of the period of the project or the five year period.

Subsequent to April 30, 2002 the Master Agreement was rescinded and substituted with a Consulting Services Agreement effective January 1, 2002. Under the terms of the Consulting Services Agreement the Company is to receive $350,000 for services performed during 2002.

As of April 30, 2002 no revenue had been recognized in respect of either agreement. The Company intends to recognize revenue with respect to these agreements once all of the tenets of SEC Staff Accounting Bulletin 101 "Revenue Recognition" have been met.

The Project Manager of La Luna Costa Blanca, S.L., is the sister of Maria Kristul, the President of the Company and as a result, the activities have been deemed to be a related party transaction.

On April 4, 2002 the Company loaned Robert A. Shuey, a director of the Company, $25,000 which was to have been repaid on June 4, 2002. This loan bears interest at an annual rate of 10%. Mr. Shuey's board compensation was offset against interest due under this obligation through July 2002, however the principal balance was not paid when due and subsequent to April 30, 2002 the loan went into default.

Note 16 - SUBSEQUENT EVENTS

On June 4, 2002, the Board of Directors of the Company unanimously granted Joseph Kristul, it's Chief Executive Officer, an option to purchase 300,000 shares of the Company 's common stock at a price of $0.73 per share. The shares will be unregistered and the option carries a term of four years from the date granted. The grant is subject to shareholder approval at the next scheduled shareholder meeting after June 30, 2002.

Subsequent to the April 30, 2002, the Company obtained its fourth financing facility. This facility is a master sale agreement with Twickenham Capital Corporation in the amount of $15 million. The Twickenham facility is effective until cancelled by either party with 30 days written notice, and it carries a rate of 275 basis points plus the greater of LIBOR or Federal Funds.

On September 3, 2002, Robert A. Shuey resigned as a member of the Company's Board of Directors. Alex Rotzang was appointed to fill Mr. Shuey's position on the Audit Committee.

Item 13.  Exhibits and Reports on Form 8-K

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

     Report of Independent Certified Public Accountants

(a)  Reports on Form 8-K

     None

(a)  Exhibits

22.1 Consent of Grant Thornton, LLP

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


         In connection with the filing by Transnational Financial Network, Inc (the "Company") of the Transition Report on Form 10-KSB for the four month period ended April 30, 2002 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



      Transnational Financial Network, Inc.



      /s/ Joseph Kristul
      Joseph Kristul
      Chief Executive Officer



      /s/ Paul Garrigues
      Paul Garrigues
      Chief Financial Officer



      Date:  September 13, 2002



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Joseph Kristul              Director          September 13, 2002
      --------------------
     Joseph Kristul



      /s/ Maria Kristul               Director          September 13, 2002
      --------------------
      Maria Kristul



      /s/ Robert A. Forrester         Director          September 13, 2002
      -----------------------
      Robert A. Forrester



                                      Director          September 13, 2002
      -----------------------
      Alex Rotzang



      /s/ J. Peter Gaskins            Director          September 13, 2002
      -----------------------
      J. Peter Gaskins