Form 10QSB
period 2002-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-09-23
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For      the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc.
----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

California                                      94-2964195
----------------------------------------------------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

401 Taraval Street, San Francisco, CA                               94116
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (415) 242-7800
---------------------------------------------------------------------------
                         (Registrant's telephone number)


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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JULY 31, 2002

                                    Unaudited



                              TABLE OF CONTENTS                          PAGE


PART 1    Item 1   Financial Information

                   Condensed Balance Sheets as of July 31, 2002
                   and April 30, 2002                                       3

                   Condensed Statements of Operations
                   for the Three Months Ended
                   July 31, 2002 and June 30, 2001                          4

                   Condensed Statements of Cash Flows for the
                   Three Months Ended July 31, 2002 and
                   June 30, 2001                                            5

                   Notes to Condensed Financial Statements                  6

          Item 2   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8



PART 2    Item 1   Legal Proceedings                                       13


          Item 2   Changes in Securities and Use of Proceeds               13

                   Certification Required by 18 U.S.C. Section 1350
                   Section 906 of the Sarbanes - Oxley Act of 2002         14

                   SIGNATURES                                              15

The Company's independent auditors has not yet completed their review of the Company's condensed financial statements set forth herein.

PART 1

Item 1.  Financial Information

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                                      July 31,          April 30,
                                                                                        2002              2002
                                                                                    -------------    --------------
                                                                                     (unaudited)        (audited)

     ASSETS
       Cash and cash equivalents                                                    $   2,272,976    $    3,076,422
       Restricted cash                                                                  1,250,000         1,000,000
       Mortgage loans held for sale                                                     9,887,853         5,790,315
       Notes receivable from shareholder                                                   84,438            84,438
       Goodwill                                                                         3,023,792         3,023,792
       Property and equipment, net                                                        179,833           148,553
       Other assets                                                                     1,288,368         1,029,472
                                                                                    -------------    --------------

     TOTAL ASSETS                                                                   $  17,987,260    $   14,152,992
                                                                                    =============    ==============


     LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES:
       Warehouse lines of credit                                                    $   9,585,838    $    5,740,367
       Accrued interest payable                                                            60,205            44,271
       Accounts payable and accrued liabilities                                           669,753           656,837
       Capital lease obligations                                                           53,473            17,427
       Subordinated debt                                                                2,207,000         1,957,000
                                                                                    -------------    --------------

     TOTAL LIABILITIES                                                              $  12,576,269    $    8,415,902
                                                                                    -------------    --------------


     SHAREHOLDERS' EQUITY:
       Preferred stock, no par value: 2,000,000 shares
          authorized, no shares issued and outstanding                              $           -    $            -
       Common stock, no par value: 20,000,000 shares
          authorized: 6,760,181 shares issued and outstanding
          as of July 31, 2002 and April 30, 2002                                       13,456,182        13,456,182
       Accumulated deficit                                                             (8,045,191)       (7,719,092)
                                                                                    --------------   --------------

     TOTAL SHAREHOLDERS' EQUITY                                                         5,410,991         5,737,090
                                                                                    -------------    --------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  17,987,260    $   14,152,992
                                                                                    =============    ==============










See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                                      For the Three Months Ended
                                                                                    July 31, 2002     June 30, 2001

     REVENUE:
       Net gain from sale of loans                                                  $     701,712    $    1,063,449
       Production income                                                                3,212,897         2,242,759
       Loan interest income                                                               275,541           908,803
       Other income                                                                        21,140            16,883
                                                                                    -------------    --------------
       TOTAL REVENUE                                                                $   4,211,290    $    4,231,894
                                                                                    -------------    --------------

     DIRECT EXPENSES:
       Commissions                                                                     (2,025,119)       (1,325,675)
       Production                                                                        (309,039)         (416,480)
       Early loan payoff penalties expense                                                (45,000)         (127,713)
       Interest expense on warehouse financing                                           (306,387)       (1,201,452)
                                                                                    -------------    ---------------
       TOTAL DIRECT EXPENSE                                                         $  (2,685,545)   $   (3,071,320)
                                                                                    -------------    ---------------

     GROSS PROFIT                                                                       1,525,745         1,160,574

     INDIRECT EXPENSES:
       Salaries and benefits                                                           (1,061,214)       (1,243,349)
       General and administrative                                                        (595,758)         (793,284)
       Occupancy                                                                         (187,575)         (161,331)
       Depreciation and amortization                                                      (24,474)         (147,930)
                                                                                    --------------   ---------------
       TOTAL INDIRECT EXPENSE                                                       $  (1,869,021)   $   (2,345,894)
                                                                                    --------------   ---------------

     OPERATING LOSS                                                                 $    (343,276)   $   (1,185,320)

     NON-OPERATING EXPENSES:
       Other interest expense                                                             (84,608)          (80,032)
       Other income                                                                       101,785            44,452
                                                                                    -------------    --------------

       TOTAL NON-OPERATING INCOME (EXPENSE)                                         $      17,177    $      (35,580)
                                                                                    -------------    ---------------

     LOSS BEFORE INCOME TAXES                                                       $    (326,099)   $   (1,220,900)

       Income tax (provision) benefit                                                           -                 -
                                                                                    -------------    --------------

     NET LOSS                                                                       $    (326,099)   $   (1,220,900)

     NET LOSS PER SHARE:
       Basic and diluted                                                            $      (0.05)    $       (0.29)

     WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic and diluted                                                                6,760,181         4,279,310



 See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                        For the Three Months Ended
                                                                                    July 31, 2002     June 30, 2001

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $    (326,099)   $   (1,220,900)
       Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
         Depreciation and amortization                                                     24,474           147,930
         Net effect of changes in assets and liabilities:
           Shareholders' receivable                                                             -             6,285
           Other assets                                                                  (231,296)        1,037,278
           Accrued interest - payable                                                      15,934          (284,640)
           Accounts payable and accrued liabilities                                        19,618            91,769

           Net effect of changes in mortgage loan activities:
              Mortgage loans - originated for sale                                    (94,640,604)     (187,461,931)
              Mortgage loans - proceeds from sale                                      90,543,066       193,195,001
              Provision for early payoffs and loan losses                                 (34,302)         (143,904)
                                                                                    --------------   ---------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $  (4,629,209)   $    5,366,888

     CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
       Property and equipment - purchases                                                 (13,365)          (13,167)
       Net decrease in restricted cash                                                   (250,000)         (581,837)
                                                                                    --------------   ---------------
         NET CASH USED IN INVESTING ACTIVITIES                                      $    (263,365)   $     (595,004)

     CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
       Warehouse notes payable  - net borrowings (repayments)                           3,845,471        (4,518,655)
       Repayments of short-term borrowings                                                      -          (868,982)
       Issuances of subordinated debt                                                     400,000           680,000
       Repayments of subordinated debt                                                   (150,000)
       Repayments on capital lease obligations                                             (6,343)                -
                                                                                    --------------   --------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        $   4,089,128    $   (4,707,637)
                                                                                    -------------    ---------------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (803,446)           64,247

     CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                                    3,076,422           595,488
                                                                                    -------------    --------------

     CASH AND CASH EQUIVALENTS, END OF QUARTER                                      $   2,272,976    $      695,735
                                                                                    =============    ==============

     CASH PAID DURING THE QUARTER FOR:
       Interest paid                                                                $     375,061    $    1,566,125

     SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Property and equipment acquired under capital lease                            $      42,389    $            -



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  July 31, 2002

                                   (unaudited)

     NOTE 1 General - The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three months ending July 31, 2002 and for the three months ended June 30, 2001, are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the four months ended April 30, 2002 and the year ended December 31, 2001. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three months ended July 31, 2002 and June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Effective April 26, 2002, the Company changed its year-end from December 31 to April 30. For purposes of this Quarterly Report on Form 10-QSB, the Company's condensed statements of operations and cash flows consist of the quarters ended July 31, 2002 and June 30, 2001. The Management's Discussions and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-QSB compares financial information for the quarter ended July 31, 2002 and the quarter ended June 30, 2001.

     Certain amounts reflected in the condensed financial statements for the three-month period ended June 30, 2001 have been reclassified to conform to the presentation for the three-month period ended July 31, 2002.

     NOTE 2 New Accounting Standards - The Company adopted SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has performed an assessment of goodwill as of March 31, 2002 and determined that no impairment has arisen. Included in our assets as of July 31, 2002 is goodwill related to an acquisition in 1999 with a net carrying value of $3,023,792. The adoption of SFAS No. 142 has resulted in a decrease of amortization expense by approximately $400,000 per year, which is a non-cash item.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position or results of operations since it does not anticipate any restructuring activities.

     NOTE 3       Financing Facilities -

     A. Warehouse Lines Of Credit - As of July 31, 2002, the Company maintained two revolving warehouse lines of credit with a total borrowing capacity of $20 million to fund mortgage loan originations. There are geographic restrictions on $15 million of this borrowing capacity, with $10 million restricted to loans on Arizona properties and $5 million restricted to loans on California properties. Advances are made on the warehouse lines for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The lines of credit bear interest at one month LIBOR plus a margin ranging from 4.43% to 5.43% for an average rate of 6.04% at July 31, 2002, and Prime, which was 4.75% at July 31, 2002. The lines do not have an expiration date, but are cancelable at any time upon written notice by either party. In connection with these lines, the Company is required to maintain cash deposits with the warehouse lenders of not less than $250,000 as additional collateral. The Company has classified these cash deposits as restricted cash in the financial statements.

     B. Master Sale Agreement - In November 2000 the Company entered into a Quick Sale Master Loan Participation and Custodian Agreement (Quick Sale Gestation Line) with a financial institution. This agreement was amended and renewed on April 22, 2002. Under the terms of the agreement, as amended, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this agreement, the Company is required to repurchase certain loans that subsequent to acquisition by the financial institution fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the three month periods ended July 31, 2002 and June 30, 2001, the Company was not required to repurchase any loans from its financing facilities. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution until it is ultimately resold to a third party investor, and during this intermediate period the Company sub-services the loans on behalf of the financial institution. The agreement was $30 million as of July 31, 2002. Interest on the line is at Prime Rate plus 1.0% when the balance is less than $30 million (Prime was 4.75% at July 31, 2002). The line can be increased by up to $10 million on an interim basis at the sole discretion of the institution at a higher interest rate, however the Company has never utilized this interim bulge capacity.

C. Master Sale Agreement - In June 2002 the Company entered into a Master Mortgage Loan Purchase Agreement with a financial institution. Under the terms of the agreement, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institution's approval of the loan quality based on its underwriting standards. In connection with this agreement, the Company is required to repurchase certain loans that subsequent to acquisition by the financial institution fail to meet certain representations and warranties set forth in the agreement at the date of the sale. The agreement was $15 million as of July 31, 2002 and bears interest at the greater of LIBOR or Federal Funds plus 2.75%. The Company must provide $1.5 million in collateral prior to accessing this facility. As of July 31, 2002, the LIBOR was 1.818% and the Federal Funds rate was 1.72%. As of July 31, 2002, the Company had not yet used this facility.

     The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of July 31, 2002 the Company was in violation of one financial covenant in two facilities. One lender provided a waiver of the financial convenant until September 30, 2002. The other lender acknowledged the financial covenant violation and has continued to make warehouse financing available to the Company under the terms of the existing financing facility. There is a risk that the providers of these financing facilities could terminate the agreements as a result of the debt covenant violations. Not withstanding the covenant violations, existing provisions included in the agreement give the lenders the ability to terminate the agreements without cause upon 30 day notification. Therefore, this covenant violation does not give the lenders any greater contractual right or power to terminate the agreements than exist within the terms of the agreements when the Company is in full compliance with the financial covenant. Termination of these facilities could have a material adverse effect on the Company's operations and its financial performance. The loss of these facilities would constrain the Company's ability to fund loans until alternative sources of financing were found, which could be under less favorable terms. The Company was in compliance with all other financial covenants in respect of its financing facilities, or had obtained waivers of covenant violations from the facility providors. Both the CEO and the President of the Company have each personally guaranteed the above financing facilities.

     NOTE 4 Other Assets - As of July 31 and April 30, 2002, the Company's other assets consisted of the following:

                                                  July 31, 2002              April 30, 2002
                                              ----------------------     -----------------------
                                              ----------------------     -----------------------
Receivables                                   $  742,876                 $  605,124
Forward Delivery Commitments                     (16,450)                   (23,224)
Commitments to Extend Credit                     381,740                    321,573
Deposits and prepaids                            180,202                    125,999
                                              ----------------------     -----------------------
                                              ----------------------     -----------------------
Total                                         $1,288,368                 $1,029,472


     Receivables consist of amounts to be received from the subsequent sale of mortgage loans held for sale, commissions, and other miscellaneous mortgage related receivables.

     Forward delivery commitments and commitments to extend credit represent the fair value of the contractual loan and forward delivery commitments, as required under SFAS No. 133.

     NOTE 5 Subordinated Debt and Notes Payable - On July 24, 2002, the Company issued new subordinated debt in the amount of $400,000. On July 29, 2002, the Company repaid $150,000 of the previously outstanding subordinated debt. All subordinated debt bears interest at 15% and have maturity dates ranging from August 14, 2002 to June 11, 2004. Some of the notes were issued with five-year detachable warrants. As of July 31, 2002, there were 123,500 such warrants outstanding with exercise prices ranging from $0.75 to $1.00. The fair value of the all warrants at the date of issuance was determined to be $0.0. Subordinated debt interest expense of $81,906, and $80,032 was incurred in the quarters ended July 31, 2002 and June 30, 2001.

     NOTE 6 Stock Option Activity - During the quarter ended July 31, 2002, common stock option activity under the Company's 2000 Stock Incentive Plan (the "Plan") was as follows; 150,000 common stock options with a weighted average strike price of $1.98 were cancelled and 100,000 common stock options were issued at a strike price of $0.68. There were 363,941 options outstanding under the Plan as of July 31, 2002.

     During the quarter ended July 31, 2002, the Company granted 300,000 common stock options at a strike price of $0.73 to the CEO. The shares will be unregistered and the options carry a term of four years from the date granted. The options were not part of the Company's existing option plans and are subject to shareholder approval. The Company recorded no compensation expense in connection with these options because the market price of the common stock was less than the exercise price of the options.

     NOTE 7 Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended July 31, 2002 and June 30, 2001, the effect of including potentially dilutive securities in the calculation of diluted net loss per share would be antidilutive. As a result, the effect of potentially dilutive securities of 926,441 and 869,000 has not been included in the calculations as of July 31, 2002 and June 30, 2001.

     NOTE 8 Fair Value of Financial Instruments - A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of July 31, 2002 and April 30, 2002, including financial instruments whose contract amount represents credit risk only is as follows:

                                      July 31, 2002        April 30, 2002
                                     -----------------    -----------------
                                     -----------------    -----------------
   Commitments to extend credit        $ 64,158,050          $41,953,193
   Forward delivery commitments           7,237,566            5,000,000

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

     NOTE 9 Restatement - The Company anticipates restating its financial statements for the year ended December 31, 2001 and for the four month period ended April 30, 2002 for a noncash item. This anticipated restatement is in connection with its determination of the fair value of forward commitment contracts in accordance with the requirements of SFAS No. 133. The Company expects that the correction of the previously recorded amount will result in a decrease in other income of approximately $111,000 for the year ended December 31, 2001 and an increase in other income in the same amount in the four month period ended April 30, 2002.

     NOTE 10 Contingencies - On February 23, 2001, two former principals of LRS, Inc., filed a complaint in the Superior Court of Santa Clara County, California alleging that, among other claims, the Company violated its agreement wherein in the Company purchased LRS, Inc. in 1999. The Company terminated its employment of the two principals on March 8, 2001. On April 4, 2001 the two former principals filed a second complaint in the Superior Court of Santa Clara County against the Company based upon breach of contract, wrongful termination in violation of public policy, breach of covenant of good faith and fair dealing, and declaratory relief.

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

     NOTE 11 Subsequent Events - On September 3, 2002, Robert A. Shuey resigned as a member of the Company's Board of Directors. Alex Rotzang was appointed to fill Mr. Shuey's position on the Audit Committee. The Company had previously provided a loan to Mr. Shuey in the amount of $25,000. As of the date of Mr. Shuey's resignation from the Company's Board of Directors, the Company determined that the note was uncollectible. The Company has provided a 100% allowance against the principle amount of the loan as of July 31, 2002. No interest income was recorded in connection with this note.

     During August 2002, the Company repaid $660,000 of the principal amount of the subordinated debt and issued new subordinated debt in the amount of $500,000 with substantially the same terms as the existing subordinated debt.

     Subsequent to July 31, 2002, the Company accessed the Master Morrtgage Loan Purchase Agreement and was required to provide collateral in the amount of $1,500,000

PART 1

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Change in Fiscal Year

The Company changed its fiscal year end from December 31st to April 30th, effective April 26, 2002. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-QSB to 2003, 2002 or 2001 are to the fiscal year ending on April 30th in the year named. This means that the fiscal year ending April 30, 2002 is referred to as "2002."

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

The Company's loan production and results of operations are strongly affected by mortgage interest rates, with origination volumes increasing in periods of declining interest rates, and declining during periods of increasing interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of roll over mortgages loans, that is, mortgage loans that have interest rates that frequently change and, consequently, lower interest rates than that charged on longer term fixed interest rate mortgage loans.

To diminish the overall effects of a variable interest rate market, the Company has employed other measures to stabilize business. Some of these measures are the offering of a broader menu of products, delivering mortgages to the secondary market in volume packages, and expanding both the nature and scope of mortgage originations. Further changes were implemented operationally, such as the centralization of operations in two regional centers, for conventional and government programs. Nonetheless, the Company's origination volume trends have been and will continue to be heavily influenced by both the level and trend of interest rates.

The following table shows the Company's wholesale and retail production trends:

                               Origination Volumes
                               -------------------
                                  ($ millions)


3 Months Ending          7-31-02      3-31-02     12-31-01      9-30-01      6-30-01     3-31-01     12-31-00      9-30-00
---------------          -------      -------     --------      -------      -------     -------     --------      -------
Wholesale                $ 95        $ 116        $ 195        $ 153        $ 188       $ 249        $ 182        $ 155
Retail                    205          172          202          145          136         108           88           68
                          ---          ---          ---          ---          ---         ---          ---           --
Total                    $300        $ 288        $ 397        $ 298        $ 324       $ 357        $ 270        $ 223


The decline in wholesale mortgage origination during 2002 was largely due to turnover among our senior account executives and a restructuring of our production management, beginning at the start of the calendar year. This restructuring was largely completed by the end of June, 2002, and we have seen positive results in our originations since that time.

THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The Company incurred a net loss of $326,099 for the three months ended July 31, 2002 compared to a net loss of $1,220,900 during the three months ended June 30, 2001. The Company's operating loss for the respective periods were $343,276 and $1,185,320.

Revenues were affected by increased retail production and decreased wholesale production. Retail production increased by 50.7% for the three months ended July 31, 2002 compared to the three month period ended June 30, 2001 with production income increasing 43.3%. For the same periods, wholesale production, however, declined 49.5% with net gain from sale of loans declining 34.0%. The increase in retail production is attributable to the decrease in interest rates between the two periods and the decrease in wholesale production is attributable to the loss of wholesale brokerage personnel at the end of calendar year 2001. These personnel have since been replaced. Net gain on sale declined less than wholesale production because in the summer of 2001 the Company changed its product mix. Accordingly, the net gain on sale in the earlier period was 56 basis points and 73 basis points in the later period. The effect of these trends was that revenues were essentially unchanged between the two periods, $4,231,894 in the earlier period and $4,211,290 in the later period.

Gross profit increased in the later period by $365,171 or 31.5%. The difference between the Company's interest income and interest expense was $30,846 in the 2002 period and $292,649 in the 2001 period, a favorable decline in expense of $261,803 caused by both lower interest rates in the later quarter and a shorter time in the later period that the Company held mortgage loans prior to the mortage loans being sold.

Total indirect expenses declined $376,156 largely reflecting the Company's efforts to reduce expenses. Salaries and benefits declined $182,135 and general and administrative expenses declined $197,526. Indirect expenses were also favorably affected by a reduction of $100,720 in amortization expense related to goodwill in the later period which, pursuant to different accounting treatments between the two periods, the Company no longer amortizes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are substantially provided by warehouse lenders that fund (through a sale as defined under SFAS No. 140) the mortgage loans pending the mortgage loan's final sale to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of July 31, 2002 the Company had four financing facilities for a maximum of $75 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. Collectively these facilities require deposits of $2.75 million to be maintained as collateral in separate bank accounts. As of July 31, 2002 the Company was not in compliance with one financial covenant with two facilities. One lender provided a waiver of the financial covenant violation until September 30, 2002. The other lender acknowledged the financial covenant violation and has continued to make warehouse financing available to the Company under the terms of the financing facilities.

Failure to obtain warehouse lines or additional financing facilities may limit the Company's ability to grow, and failure to maintain the existing facilities would have a material adverse effect on the Company's operations and financial performance.

During the first calendar quarter of 2002, the Company sold common stock, net of issuance costs, in the amount of approximately $1,900,000. As a result of this cash infusion, the Company's cash position during the first calendar quarter of 2002 improved. The Company continues to actively seek additional capital through the sale of equity and debt securities.

During August 2002, the Company repaid $660,000 of the principal amount of the subordinated debt and issued new subordinated debt in the amount of $500,000 with substantially the same terms as the existing subordinated debt.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been applied consistently in all material respects and address matters such as: revenue recognition, loan inventory valuation, asset impairment recognition and stock based compensation and fair value of financial instruments. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

PART 2

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first calendar quarter of 2002 the Company sold 1,503,750 shares of common stock to five investors for aggregate proceeds, net of issuance costs, of approximately $1,900,000.

During the first calendar quarter, 88,500 previously issued warrants were exercised in a cashless transaction, resulting in the issuance of 54,699 shares of common stock.

These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002



In connection with the filing by Transnational Financial Network, Inc. (the "Company") of the Quarterly Report on Form 10-QSB for the three months ended July 31, 2002 (the "Report"), each of the undersigned hereby certifies, to the best of his knowledge:


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


                                         Transnational Financial Network, Inc.



September 20, 2002                       /s/ Joseph Kristul
                                         Joseph Kristul, Chief Executive Officer








September 20, 2002                       /s/ Paul Garrigues
                                         Paul Garrigues, Chief Financial Officer