Form 10QSB/A
period 2002-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-10-11
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  Form 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

Commission file number: 1-14219


                      Transnational Financial Network, Inc
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            California                                   94-2964195
--------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


  401 Taraval Street, San Francisco, CA                    94116
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)


                                 (415) 242-7800
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 12, 2002: 6,760,181

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JULY 31, 2002

                                    Unaudited


                      TABLE OF CONTENTS                                     PAGE

PART 1    Item 1      Financial Information

                      Condensed Balance Sheets as of July 31, 2002
                      and April 30, 2002                                       2

                      Condensed Statements of Operations
                      for the Three Months Ended
                      July 31, 2002 and June 30, 2001                          3

                      Condensed Statements of Cash Flows for the
                      Three Months Ended July 31, 2002 and
                      June 30, 2001                                            4

                      Notes to Condensed Financial Statements                  5

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            9



PART 2    Item 1      Legal Proceedings                                       12


          Item 2      Changes in Securities and Use of Proceeds               12

                      Certification Required by 18 U.S.C. Section 1350
                      Section 906 of the Sarbanes - Oxley Act of 2002         13

                      SIGNATURES                                              14

PART 1

Item 1.  Financial Information

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                     July 31,        April 30,
                                                                       2002            2002
                                                                   ------------    ------------
                                                                    (unaudited)     (audited)
ASSETS:
  Cash and cash equivalents                                        $  2,272,976    $  3,076,422
  Restricted cash                                                     1,250,000       1,000,000
  Mortgage loans held for sale                                        9,887,853       5,790,315
  Notes receivable from shareholder                                      84,438          84,438
  Goodwill                                                            3,023,792       3,023,792
  Property and equipment, net                                           179,833         148,553
  Other assets                                                        1,321,269       1,029,472
                                                                   ------------    ------------

TOTAL ASSETS                                                       $ 18,020,161    $ 14,152,992
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Warehouse lines of credit                                        $  9,585,838    $  5,740,367
  Accrued interest payable                                               60,205          44,271
  Accounts payable and accrued liabilities                              669,753         656,837
  Capital lease obligations                                              54,275          17,427
  Subordinated debt                                                   2,207,000       1,957,000
                                                                   ------------    ------------

TOTAL LIABILITIES                                                  $ 12,577,071    $  8,415,902
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value: 2,000,000 shares
     authorized, no shares issued and outstanding                  $       --      $       --
  Common stock, no par value: 20,000,000 shares
     authorized: 6,760,181 shares issued and outstanding
     as of July 31, 2002 and April 30, 2002                          13,456,182      13,456,182
  Accumulated deficit                                                (8,013,092)     (7,719,092)
                                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                            5,443,090       5,737,090
                                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 18,020,161    $ 14,152,992
                                                                   ============    ============

            See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                      For the Three Months Ended
                                                  ---------------------------------
                                                  July 31, 2002      June 30, 2001
                                                  -------------     ---------------
                                                                        (Restated)
REVENUE:
  Net gain from sale of loans                      $   701,712         $ 1,063,449
  Production income                                  3,212,897           2,242,759
  Loan interest income                                 275,541             908,803
  Other income                                          21,140              16,883
                                                   -----------         -----------
  TOTAL REVENUE                                    $ 4,211,290         $ 4,231,894
                                                   -----------         -----------

DIRECT EXPENSE:
  Commissions                                       (2,025,119)         (1,325,675)
  Production                                          (309,039)           (416,480)
  Early loan payoff penalties expense                  (45,000)           (127,713)
  Interest expense on warehouse financing             (306,387)         (1,201,452)
                                                   -----------         -----------
  TOTAL DIRECT EXPENSE                             $(2,685,545)        $(3,071,320)
                                                   -----------         -----------

GROSS PROFIT                                         1,525,745           1,160,574

INDIRECT EXPENSE:
  Salaries and benefits                             (1,061,214)         (1,243,349)
  General and administrative                          (595,758)           (793,284)
  Occupancy                                           (187,575)           (161,331)
  Depreciation and amortization                        (24,474)           (147,930)
                                                   -----------         -----------
  TOTAL INDIRECT EXPENSE                           $(1,869,021)        $(2,345,894)
                                                   -----------         -----------

OPERATING LOSS                                     $  (343,276)        $(1,185,320)

NON-OPERATING INCOME (EXPENSE):

  Income (loss) from derivative instruments        $   101,594         $  (184,365)
  Other interest expense                               (84,608)            (80,032)
  Other income                                          32,290                 325
                                                   -----------         -----------

  TOTAL NON-OPERATING INCOME (EXPENSE)             $    49,276         $  (264,072)
                                                   -----------         -----------

LOSS BEFORE INCOME TAXES                           $  (294,000)        $(1,449,392)

  Income tax (provision) benefit                          --                  --
                                                   -----------         -----------

NET LOSS                                           $  (294,000)        $(1,449,392)

NET LOSS PER SHARE:
  Basic and diluted                                $     (0.04)        $     (0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                  6,760,181           4,279,310

            See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                     For the Three Months Ended
                                                                ------------------------------------
                                                                  July 31, 2002        June 30, 2001
                                                                ---------------       --------------
                                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $    (294,000)        $  (1,449,392)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                      24,474               147,930
    Net effect of changes in assets and liabilities:
      Shareholders' receivable                                           --                   6,285
      Other assets                                                   (263,395)            1,265,770
      Accrued interest payable                                         15,934              (284,640)
      Accounts payable and accrued liabilities                         19,618                91,769

      Net effect of changes in mortgage loan activities:
         Mortgage loans - originated for sale                     (94,640,604)         (187,461,931)
         Mortgage loans - proceeds from sale                       90,543,066           193,195,001
         Provision for early payoffs and loan losses                  (34,302)             (143,904)
                                                                -------------         -------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $  (4,629,209)        $   5,366,888

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment - purchases                                  (13,365)              (13,167)
  Net increase in restricted cash                                    (250,000)             (581,837)
                                                                -------------         -------------
    NET CASH USED IN INVESTING ACTIVITIES                       $    (263,365)        $    (595,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Warehouse notes payable - net borrowings (repayments)             3,845,471            (4,518,655)
  Repayments of short-term borrowings                                    --                (868,982)
  Issuances of subordinated debt                                      400,000               680,000
  Repayments of subordinated debt                                    (150,000)                 --
  Repayments on capital lease obligations                              (6,343)                 --
                                                                -------------         -------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         $   4,089,128         $  (4,707,637)
                                                                -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (803,446)               64,247

CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                     3,076,422               595,488
                                                                -------------         -------------

CASH AND CASH EQUIVALENTS, END OF QUARTER                       $   2,272,976         $     659,735
                                                                =============         =============

CASH PAID DURING THE QUARTER FOR:
  Interest                                                      $     375,061         $   1,566,125
  Taxes                                                         $        --           $        --

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired under capital lease             $      42,389         $        --

            See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  July 31, 2002

                                   (unaudited)

     NOTE 1 General - The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three months ended July 31, 2002 and for the three months ended June 30, 2001, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the four months ended April 30, 2002 and for the year ended December 31, 2001. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair
     presentation  of  financial   position  and  results  of  operations.   The
     preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three months ended July 31, 2002 and June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts reflected in the condensed financial statements for the three month period ended June 30, 2001 have been reclassified to conform to the presentation for the three month period ended July 31, 2002.

     NOTE 2 New Accounting Standards - The Company adopted SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has performed an assessment of goodwill as of January 1, 2002 and determined that no impairment has arisen. Included in the Company's assets as of July 31, 2002 is goodwill related to an acquisition in 1999 with a net carrying value of $3,023,792. The adoption of SFAS No. 142 has resulted in a decrease of amortization expense by approximately $400,000 per year, which amortization is a non-cash item. The impact of SFAS No. 142 on net loss for the quarters ended July 31, 2002 and and June 30, 2001 follows:

--------------------------------------------------------------------------------
    Financial statement caption         July 31, 2002             June 30, 2001
    ---------------------------         -------------             -------------

                                                                   (Restated)
                                                                   ----------
--------------------------------------------------------------------------------
Reported net loss                        $  (294,000)            $  (1,449,392)
--------------------------------------------------------------------------------
Add back:  Goodwill amortization                   0                   100,720
                                         -----------             -------------
--------------------------------------------------------------------------------
Adjusted net loss                        $  (294,000)            $  (1,348,672)
                                         ===========             =============
--------------------------------------------------------------------------------
Basic and diluted loss per share:
--------------------------------------------------------------------------------
Reported net loss                        $     (0.04)         $          (0.34)
--------------------------------------------------------------------------------
Add back: Goodwill amortization                 0.00                      0.02
                                         -----------             -------------
--------------------------------------------------------------------------------
Adjusted net loss                        $     (0.04)         $          (0.32)
                                         ===========             =============
--------------------------------------------------------------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position or results of operations since it does not currently anticipate any restructuring activities.

     NOTE 3 Financing Facilities -

     A. Warehouse Lines Of Credit - As of July 31, 2002, the Company maintained two revolving warehouse lines of credit with a total borrowing capacity of $20 million to fund mortgage loan originations. There are geographic restrictions on $15 million of this borrowing capacity, with $10 million restricted to loans on Arizona properties and $5 million restricted to loans on California properties. Advances are made on the warehouse lines for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The lines of credit bear interest at one month LIBOR plus a margin ranging from 4.43% to 5.43% for an average rate of 6.04% at July 31, 2002, and at Prime, which was 4.75% at July 31, 2002. The lines do not have an expiration date, but are cancelable at any time upon written notice by either party. In connection with these lines, the Company is required to maintain cash deposits with the warehouse lenders of not less than $250,000 as additional collateral. The Company has classified these cash deposits as restricted cash in the financial statements.

     B. Master Sale Agreement - In November 2000 the Company entered into a Quick Sale Master Loan Participation and Custodian Agreement (Quick Sale Gestation Line) with a financial institution. This agreement was amended and renewed on April 22, 2002. Under the terms of the agreement, as amended, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this agreement, the Company is required to repurchase certain loans that subsequent to acquisition by the financial institution fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the three month periods ended July 31, 2002 and June 30, 2001, the Company was not required to repurchase any loans from its financing facilities. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution until it is ultimately resold to a third party investor, and during this intermediate period the Company sub-services the loans on behalf of the financial institution. The agreement was $30 million as of July 31, 2002. Interest on the line is at Prime Rate plus 1.0% when the balance is less than $30 million (Prime was 4.75% at July 31, 2002). The line can be increased by up to $10 million on an interim basis at the sole discretion of the institution at a higher interest rate. To date, the Company has not utilized this interim bulge capacity. In connection with this Master Sale Agreement, the Company is required to maintain cash deposits of not less than $1,000,000 as additional collateral. The Company has classified these cash deposits as restricted cash in the financial statements.

     C. Master Mortgage Loan Purchase Agreement - In June 2002 the Company entered into a Master Mortgage Loan Purchase Agreement with a financial institution. Under the terms of the agreement, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institution's approval of the loan quality based on its underwriting standards. In connection with this agreement, the Company is required to repurchase certain loans that subsequent to acquisition by the financial institution fail to meet certain representations and warranties set forth in the agreement at the date of the sale. The agreement was $15 million as of July 31, 2002 and bears interest at the greater of LIBOR or Federal Funds plus 2.75%. As of July 31, 2002, LIBOR was 1.818% and the Federal Funds rate was 1.72%. The Company must provide $1.5 million in cash collateral upon accessing this facility. As of July 31, 2002, the Company had not accessed this facility.

     The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of July 31, 2002 the Company was in violation of two financial covenants with two facilities. The lenders have acknowledged the financial covenant violations and have continued to make warehouse financing available to the Company under the terms of the existing financing facilities. There is a risk that these providers of the financing facilities could terminate the financing facility agreements as a result of the debt covenant violations. Not withstanding the covenant violations, existing provisions included in both agreements give both lenders the ability to terminate the agreements without cause upon 30 day notification. Therefore, these covenant violations do not give the lenders any greater contractual right or power to terminate the agreements than exist within the terms of the agreements when the Company is in full compliance with the financial covenants. Termination of these facilities could have a material adverse effect on the Company's operations and its financial performance. The loss of these facilities would constrain the Company's ability to fund loans until alternative sources of financing were found, which could be under less favorable terms. The Company was in compliance with all other financial covenants in respect of its financing facilities as of July 31, 2002. Both the CEO and the President of the Company have personally guaranteed the above described financing facilities.

     NOTE 4 Other Assets - As of July 31 and April 30, 2002, the Company's other assets consisted of the following:

                                         July 31, 2002        April 30, 2002
                                         -------------        ---------------
        Receivables                        $  742,876           $  605,124
        Forward Delivery Commitments           16,451              (25,156)
        Commitments to Extend Credit          381,740              321,753
        Deposits and Prepaids                 180,202              127,751
                                         -------------        ---------------
        Total                              $1,321,269           $1,029,472
                                         =============        ===============

     Receivables consist of amounts to be received from the subsequent sale of mortgage loans held for sale, commissions, and other miscellaneous mortgage related receivables. Additionally, included in receivables as of July 31, 2002 is a loan in the amount of $100,000 extended to AMCI during May 2002. AMCI notified the Company that it is experiencing financial difficulty and has provided certain assets to the Company in fulfillment of the principal amount of the loan. Management of the Company expects to recover this loan with the assets pledged and therefore has not provided an allowance against the principal balance. The Company has not recorded any interest income in connection with this loan. Mr. Eugene Kristul, a former employee of AMCI, has recently become an employee of the Company and is the CEO's son.

     Forward delivery commitments and commitments to extend credit represent the fair value of the contractual loan and forward delivery commitments, as required under SFAS No. 133.

     NOTE 5 Subordinated Debt and Notes Payable - On July 24, 2002, the Company issued new subordinated debt in the aggregate amount of $400,000. On July 29, 2002, the Company repaid $150,000 of the previously outstanding subordinated debt. All subordinated debt bears interest at 15% and has maturity dates ranging from August 14, 2002 to June 11, 2004. Subordinated debt interest expense of $81,906, and $80,032 was incurred in the quarters ended July 31, 2002 and June 30, 2001.

     As of July 31, 2002, there were 88,500 warrants outstanding related to the Company's subordinated debt with exercise prices ranging from $0.75 to $1.00.

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

     During the quarter ended July 31, 2002, the Company's board of directors agreed to issue 300,000 common stock options at a strike price of $0.73 to the CEO. The shares will be unregistered and the options carry a term of four years from the date then granted. The options were not part of the Company's existing option plans and are subject to shareholder approval.

     NOTE 7 Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended July 31, 2002 and June 30, 2001, the effect of including potentially dilutive securities in the calculation of diluted net loss per share would be antidilutive. As a result, the effect of potentially dilutive securities of 934,941 and 869,000 has not been included in the calculations as of July 31, 2002 and June 30, 2001.

     NOTE 8 Fair Value of Financial Instruments - A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of July 31, 2002 and April 30, 2002, including financial instruments whose contract amount represents credit risk only is as follows:

                                          July 31, 2002        April 30, 2002
                                        -----------------    -----------------
     Commitments to extend credit          $64,158,050          $41,953,193
     Forward delivery commitments            7,237,566            5,000,000

     Commitments to extend credit are contractual agreements entered into with customers as long as there is no violation of any condition established under the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the Company. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company is exposed to credit risk on its forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement.

     NOTE 9 Restatement -During the quarter ended July 31, 2002, the Company determined that the methodology used to calculate the fair value of derivative instruments was incorrect. The Company adopted SFAS No. 133 beginning on January 1, 2001 and determined that its rate lock and forward commitments were considered derivatives instruments. Upon adoption, the Company determined that the fair value of these derivative instruments was $314,000, or $0.07 per share , which was recorded as a cumulative effect of change in accounting principle. The fair value of these instruments is included in other assets. The Company has determined that it incorrectly stated the estimated fair value of these instruments upon adoption and that the correct amount should have been $500,463, or $0.12 per share.

     Additionally, the Company estimated the fair value of these instruments for each period thereafter and recognized the change in fair value in the statement of operations. Subsequently, the Company determined that it incorrectly stated the estimated fair value of these instruments and intends to restate its financial statements for the quarters ended March 31, June 30, and September 30, 2001 and for the year ended December 31, 2001. The restatement of the statement of operations for the quarter ended June 30, 2001 has been reflected in these financial statements. The effect of this restatement on the fair value of the rate lock and forward delivery commitments and the related financial statements captions for the respective periods during 2001 is as follows:

---------------------------------------------------------------------------------------------------------
                              At and for the      At and for the        At and for the    At and for the
                              year ended:         3 months ended:       3 months ended:   3 months ended:
---------------------------------------------------------------------------------------------------------
                              December 31, 2001   September 30, 2001    June 30, 2001     March 31, 2001
                              -----------------   ------------------    -------------     --------------
---------------------------------------------------------------------------------------------------------
Fair value of derivatives -     $    480,508      $    446,381          $    402,254      $    358,127
as reported

---------------------------------------------------------------------------------------------------------
Fair value of derivatives -     $    287,360      $    305,521          $    399,651      $    584,016
as adjusted

---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total assets - as reported      $ 23,880,633      $ 13,462,843          $ 18,350,796      $ 24,554,533

---------------------------------------------------------------------------------------------------------
Total assets - as adjusted      $ 23,687,485      $ 13,321,983          $ 18,348,193      $ 24,780,422

---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total shareholders' equity      $  4,500,338      $  4,121,235          $  3,853,319      $  5,074,769
- as reported

---------------------------------------------------------------------------------------------------------
Total shareholders' equity      $  4,307,190      $  3,980,375          $  3,850,716      $  5,300,658
- as adjusted

---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Other income - as reported      $    130,186      $     67,304          $     61,335      $     22,848

---------------------------------------------------------------------------------------------------------
Other income - as adjusted      $   (249,425)     $    (70,953)         $   (167,157)     $     62,274

---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Net loss - as reported          $ (2,204,277)     $   (660,911)         $ (1,220,900)     $   (701,819)

---------------------------------------------------------------------------------------------------------
Net loss - as adjusted          $ (2,397,425)     $   (798,368)         $ (1,449,392)     $   (475,930)

---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Net loss per share - as         $      (0.51)     $      (0.14)         $      (0.29)     $      (0.16)
reported

---------------------------------------------------------------------------------------------------------
Net loss per share - as         $      (0.55)     $      (0.17)         $      (0.34)     $      (0.11)
adjusted

---------------------------------------------------------------------------------------------------------

     Finally, the Company has determined that the cumulative effect of these adjustments on the four month period ended April 30, 2002 would reduce the accumulated deficit in the amount of $193,148 and would increase other income by the same amount.

     NOTE 10 Contingencies - On February 23, 2001, two former principals of LRS, Inc. filed a complaint in the Superior Court of Santa Clara County, California alleging that, among other claims, the Company violated its agreement whereby the Company purchased LRS, Inc. in 1999. The Company terminated its employment of the two principals on March 8, 2001. On April 4, 2001 the two former principals filed a second complaint in the Superior Court of Santa Clara County against the Company based upon breach of contract, wrongful termination in violation of public policy, breach of covenant of good faith and fair dealing, and declaratory relief.

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

     NOTE 11 Subsequent Events - On September 3, 2002, Robert A. Shuey resigned as a member of the Company's Board of Directors. Alex Rotzang was appointed to fill Mr. Shuey's position on the Audit Committee. The Company had previously provided a loan to Mr. Shuey in the amount of $25,000. As of the date of Mr. Shuey's resignation from the Company's Board of Directors, the Company determined that the note was uncollectible. The Company has provided a 100% allowance against the principal amount of the loan as of July 31, 2002. No interest income was recorded in connection with this note.

     During August 2002, the Company repaid $660,000 of the principal amount of the subordinated debt and issued new subordinated debt in the amount of $500,000 with substantially the same terms as the existing subordinated debt.

     Subsequent to July 31 2002, the Company accessed the Master Mortgage Loan Purchase Agreement and was required to set aside cash collateral in the amount of $1,500,000 as restricted cash.

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

GENERAL

Transnational Financial Network, Inc. ("Transnational Financial Network, Inc." or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when the Company was incorporated, it has been engaged in the retail originations of mortgage loans, and currently maintains retail offices in San Francisco and Campbell, Rancho Cucamonga and Victorville, California. In 1995, the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Campbell, and Tustin, California as well as Phoenix, Arizona. The Company has recently commenced certain brokerage and consulting services to a real estate developer in Spain. The Company operates in one business segment - mortgage banking.

The Company's loan production and results of operations are strongly affected by mortgage interest rates, with origination volumes increasing in periods of declining interest rates, and declining during periods of increasing interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of variable rate mortgage loans, that is, mortgage loans that have interest rates that frequently change and, consequently, have lower initial interest rates than those charged on longer term fixed interest rate mortgage loans.

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

The following table shows the Company's wholesale and retail production trends:

                                                    Origination Volumes
                                                    -------------------
                                                       ($ millions)

Three Months Ending        7-31-02    3-31-02   12-31-01    9-30-01   6-30-01    3-31-01   12-31-00    9-30-00
-------------------        -------    -------   --------    -------   -------    -------   --------    -------
Wholesale                     $95      $ 116      $ 195      $ 153     $ 188      $ 249      $ 182      $ 155
Retail                        205        172        202        145       136        108         88         68
                              ---        ---        ---        ---       ---        ---        ---        ---
Total                       $ 300      $ 288      $ 397      $ 298     $ 324      $ 357      $ 270      $ 223

The decline in wholesale mortgage originations during the period from January 1, 2002 through July 31, 2002 was largely due to turnover among our senior account executives and a restructuring of our production management. This restructuring was largely completed by the end of June, 2002, and we have seen positive results in our originations since that time.

THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The Company incurred a net loss of $294,000 for the three months ended July 31, 2002 compared to a net loss of $1,449,392 during the three months ended June 30, 2001. The Company's operating loss for the respective periods was $343,276 and $1,185,320.

Revenues were affected by increased retail production and decreased wholesale production. Retail production increased by 50.7% for the three months ended July 31, 2002 compared to the three month period ended June 30, 2001 with production income increasing 43.3%. For the same periods, wholesale production, however, declined 49.5% with net gain from sale of loans declining 34.0%. The increase in retail production is attributable to the decrease in interest rates between the two periods and the decrease in wholesale production is attributable to the loss of wholesale brokerage personnel. These personnel have since been replaced. Net gain on sale declined less than wholesale production because in the summer of 2001 the Company changed its product mix. Accordingly, the net gain on sale in the earlier period was 56 basis points and 73 basis points in the later period. The effect of these trends was that revenues were essentially unchanged between the two periods, $4,231,894 in the earlier period and $4,211,290 in the later period.

Gross profit increased in the later period by $365,171 or 31.5%. The Company's net interest expense was $30,846 during the quarter ended July 31, 2002 and $292,649 during the quarter ended June 30, 2001, a favorable decline in expense of $261,803 caused by both lower interest rates in the later quarter and a shorter time in the later quarter that the Company held mortgage loans prior to the mortage loans being sold.

Total indirect expenses declined $476,873 largely reflecting the Company's efforts to reduce expenses. Salaries and benefits declined $182,135 and general and administrative expenses declined $197,526. Indirect expenses were also favorably affected by a reduction of $100,720 in amortization expense related to goodwill in the later quarter which, pursuant to different accounting treatments between the two quarters, the Company no longer amortizes.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended July 31, 2002, the Company was cash flow negative, with the Company's cash and cash equivalents decreasing by $803,446, to $2,272,976 as of July 31, 2002 as compared to $3,076,422 as of April 30, 2002. The Company's $269,526 net loss (as adjusted for depreciation and amortization of $24,474) for the quarter ended July 31, 2002 was cash consuming, and other operating activities used cash of $4,359,683, primarily from more loans being funded than loans being sold. Financing activities provided cash of $4,089,128 as net borrowings on financing facilities of $3,845,471 and new subordinated debt of $400,000 exceeded repayments of subordinated debt of $150,000.

The capital resources utilized by the Company to fund its mortgage lending activity are primarily provided by warehouse lenders that fund the mortgage loans through a Master Sale Agreement, a Master Mortgage Loan Purchase Agreement, or traditional warehouse lines of credit. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded its net worth and cash position, making it more difficult to obtain adequate financing facilities as needed to support further business expansion. As of July 31 2002, the Company had four financing facilities for a maximum financing capacity of up to $75 million.

These warehouse facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as additional collateral. Collectively these facilities require deposits of $2.75 million to be maintained as collateral in separate bank accounts. As of July 31, 2002 the Company was not in compliance with two financial covenants with two facilities. The lenders acknowledged the financial covenant violations and have continued to make warehouse financing available to the Company under the terms of the financing facilities. There is a risk that the providers of these financing facilities could terminate the financing facility agreements as a result of the debt covenant violations. However the existing provisions included in both agreements give both lenders the ability to terminate such related agreements without cause; in one case immediately upon notification and in the other with 30 days written notice. Therefore, these covenant violations do not give the lenders any greater contractual right or power to terminate their agreements than exists within the terms of the agreements when the Company is in full compliance with all financial convenants. Termination of either or both of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would have to seek alternative sources of financing possibly under less favorable terms. The Company was in compliance with all other financial covenants contained in its various warehouse financing facilities. Joseph Kristul, CEO and Maria Kristul, President have both personally guaranteed the four facilities in place at July 31, 2002.

To expand its operations, the Company needs to obtain additional warehouse lines of credit or additional financing facilities. The level of financing facilities that the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, the Company expects a $12 to $15 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $12 to $15. If the Company receives the additional equity funds it is seeking, management of the Company will attempt to renegotiate the interest rates it pays on existing financing facilities, and to obtain additional financing facilities. If successful, this would increase the Company's funding capacity while continuing to improve the current net interest margin that has been a significant contributor to operating losses in prior years. Failure to maintain the existing facilities would have a material adverse effect on the Company's operations and its financial performance. However, we believe that our relationship with our institutional lenders is adequate at the present time.

Our overall funding strategy is to use committed facilities, summarized as of July 31, 2002:

--------------------------------------------------------------------------------
Type                            Committed Facility          Outstanding Balance
--------------------------------------------------------------------------------
Master Sale Agreement               $40,000,000                $ 8,266,000(1)
--------------------------------------------------------------------------------
Master  Mortgage  Loan Purchase      15,000,000                          0
Agreement
--------------------------------------------------------------------------------
Warehouse Line of Credit              5,000,000                  1,195,692
--------------------------------------------------------------------------------
Warehouse Line of Credit             15,000,000                  8,390,146
--------------------------------------------------------------------------------
                                    $75,000,000                $17,851,838
                                    ===========                ===========
--------------------------------------------------------------------------------

(1) The Company accounts for the loans underlying this facility as sold. See financial statement footnotes for additional discussion about this facility. Of the total $40 million facility, $10 million is defined as a "bulge" amount that is available to the Company if requested, subject to the absolute, sole discretion of the lender.

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

Financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                      July 31, 2002        April 30, 2002
                                     ---------------      -----------------
   Commitments to extend credit        $64,158,050          $41,953,193
   Forward delivery commitments          7,237,566            5,000,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

To facilitate its business activities, the Company undertook the following activities during the year ended December 31, 2001:

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

     6.   Actively sought new warehouse lines.

During the period from January 1, 2002 through July 31, 2002, the Company continued to refine its efforts with the above described activities. No guarantees can be made that these activities will result in an elimination of historical operating losses and generation of sustained profitability and/or an improvement in the Company's cash position. During March 2002 the Company raised $1.9 million, net of issuance costs, by issuing 1,503,750 new common shares.

As a result of this cash infusion, the Company's cash position improved. The Company continues to actively seek additional capital through the sale of equity and debt securities.

During August 2002, the Company repaid $660,000 of the principal amount of the subordinated debt and issued new subordinated debt in the amount of $500,000 with substantially the same terms as the existing subordinated debt.

During May 2002, the Company provided a loan in the amount of $100,000 to America's Mortgage Center, Inc. ("AMCI"). AMCI subsequently notified the Company that it is experiencing financial difficulty, and has provided certain assets to the Company in fulfillment of the principal amount of the loan. Management of the Company expects to recover this loan with the assets pledged and therefore has not provided an allowance against the principal balance. The Company has not recorded any interest income in connection with this loan. Mr. Eugene Kristul, a former employee of AMCI, has recently become an employee of the Company and is the CEO's son.

Subsequent to July 31 2002, the Company accessed the Master Mortgage Loan Purchase Agreement and was required to set aside cash collateral in the amount of $1,500,000.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements included in the Form 10-KSB for the year ended April 30, 2002. These policies have been applied consistently in all material respects and address matters such as: revenue recognition, loan inventory valuation, asset impairment recognition and stock based compensation and fair value of financial instruments. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

PART 2

Item 1. LEGAL PROCEEDINGS

On February 23, 2001, William Russell and Teresa Saldivar, former principals of LRS, Inc., filed a complaint in the Superior Court of Santa Clara County, California alleging that, among other claims, the Company violated its agreement whereby the Company purchased LRS, Inc. This complaint alleges that in connection with the acquisition, the Company failed to pay William Russell and Teresa Saldivar a percentage of profits from certain loans of LRS, Inc. held at the time of the acquisition as required by the contracts relating to the acquisition.

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

The Company is involved in other legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of management, the disposition of all these other matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During March 2002 the Company sold 1,503,750 shares of common stock to five investors for aggregate proceeds, net of issuance costs, of approximately $1,900,000.

During February 2002, 88,500 previously issued warrants were exercised in a cashless transaction, resulting in the issuance of 54,699 shares of common stock.

These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

                Certification Required by 18 U.S.C. Section 1350
                 Section 906 of the Sarbanes - Oxley Act of 2002


In connection with the filing by Transnational Financial Network, Inc. (the "Company") of the Quarterly Report on Form 10-QSB for the three months ended July 31, 2002 (the "Report"), the undersigned hereby certifies, to the best of his knowledge:


     1. The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, and


     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Transnational Financial Network, Inc.


/s/ Joseph Kristul
Joseph Kristul
Chief Executive Officer and
Principal Financial Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Transnational Financial Network, Inc.


October 11, 2002                     /s/ Joseph Kristul
                                     Joseph Kristul, Chief Executive Officer and
                                     Principal Financial Officer