Form 10QSB
period 2002-10-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-12-13
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended October 31, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________________ to ______________

Commission file number: 1-14219

                      Transnational Financial Network, Inc
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

California                                              94-2964195
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or
    organization)

401 Taraval Street, San Francisco, CA                              94116
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (415) 242-7800
-------------------------------------------------------------------------
                         (Registrant's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of December 13, 2002: 6,760,181

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                OCTOBER 31, 2002

                                    UNAUDITED



                  TABLE OF CONTENTS                                PAGE NUMBER



PART 1            FINANCIAL INFORMATION

        Item 1.     Condensed Balance Sheets as of October 31, 2002
                    and April 30, 2002                                       2

                    Condensed Statements of Operations For the
                    Three and Six Months Ended October 31, 2002
                    and September 30, 2001                                 3-4

                    Condensed Statements of Cash Flows for the Three
                    and Six Months Ended October 31, 2002 and
                    September 30, 2001                                       5

                    Notes to Condensed Financial Statements               6-11

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        12-15

        Item 3.     Controls and Procedures                              15-16


PART 2            OTHER INFORMATION

        Item 1.     Legal proceedings                                       16

        Item 6.     Exhibits and Reports on Form 8-K                        16


                    SIGNATURES                                           16-17

                    CERTIFICATIONS REQUIRED BY 18 U.S.C. SECTION
                    1530, SECTIONS 302 AND 906 OF THE SARBANES-OXLEY
                    ACT OF 2002                                          17-19

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS




                                                                     October 31,                 April 30,
                                                                       2002                         2002
                                                               -----------------              ------------
                                                                   (unaudited)                   (audited)
ASSETS

         Cash and cash equivalents                                  $  3,177,004            $    4,076,422
         Mortgage loans held for sale                                 16,811,737                 5,790,315
         Notes receivable from shareholder                                84,438                    84,438
         Goodwill                                                      4,598,792                 3,023,792
         Property and equipment, net                                     198,601                   148,553
         Other assets                                                  2,132,812                 1,029,472
                                                                    ------------             -------------
TOTAL ASSETS                                                        $ 27,003,384             $  14,152,992
                                                                      ==========                ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Warehouse lines of credit                                  $ 16,385,655             $   5,740,367
         Accrued interest payable                                        115,020                    44,271
         Accounts payable and other liabilities                        1,022,550                   656,837
         Settlement payable                                            1,575,000                         -
         Capital lease obligations                                        49,915                    17,427
         Subordinated debt                                             2,047,000                 1,957,000
                                                                    ------------             -------------
TOTAL LIABILITIES                                                     21,195,140                 8,415,902
                                                                    ------------             -------------


SHAREHOLDERS' EQUITY:
         Preferred stock, no par value: 2,000,000 shares
            authorized, no shares issued and outstanding                       -                         -
         Common stock, no par value: 20,000,000 shares
            authorized: 6,760,181 shares issued and outstanding,
            as of October 31, 2002, and April 30, 2002                13,456,182                13,456,182
         Accumulated deficit                                          (7,647,938)               (7,719,092)
                                                                    ------------             -------------
TOTAL SHAREHOLDERS' EQUITY                                             5,808,244                 5,737,090
                                                                    ------------             -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 27,003,384             $  14,152,992
                                                                      ==========                ==========



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                            For the Three                       For the Six
                                                            Months Ended                       Months Ended
                                                   October 31,     September 30,      October 31,     September 30,
                                                       2002            2001               2002            2001
                                                                   (restated)                         (restated)

REVENUE

         Net gain on sale of loans                 $ 1,574,170       $ 1,047,684      $ 2,275,882       $ 2,112,707
         Production income                           3,782,819         2,295,446        6,995,716         4,570,763
         Other income                                   26,402            24,877           92,474            42,085
                                                   -----------       -----------      -----------       -----------
         TOTAL REVENUE                               5,383,391         3,368,007        9,364,072         6,725,555
                                                   -----------       -----------      -----------       -----------

DIRECT EXPENSE

         Commissions and production incentives       2,406,043         1,446,100        4,431,463         2,809,760
         Production                                    422,486           373,484          731,525           822,523
         Provision for early loan payoff penalties     135,000            57,000          180,000           184,713
                                                   -----------       -----------      -----------       -----------
         TOTAL DIRECT EXPENSE                        2,963,529         1,876,584        5,342,988         3,816,996
                                                   -----------       -----------      -----------       -----------

NET INTEREST INCOME (EXPENSE)

         Interest income from loans in warehouse       524,753           499,233          800,294         1,408,036
         Interest expense on warehouse financing       583,917           642,260          890,304         1,843,712
                                                   -----------       -----------      -----------       -----------
         NET INTEREST INCOME (EXPENSE)                 (59,164)         (143,027)         (90,010)         (435,676)
                                                   -----------       -----------      -----------       -----------
         GROSS MARGIN                                2,360,698         1,348,396        3,931,074         2,472,883
                                                   -----------       -----------      -----------       -----------

INDIRECT EXPENSE

         Salaries and benefits                       1,136,201         1,131,663        2,197,415         2,339,488
         General and administrative                    729,678           605,373        1,337,467         1,473,139
         Occupancy                                     203,669           187,350          391,244           374,546
         Depreciation                                   22,062            44,864           46,536            92,075
                                                   -----------       -----------      -----------       -----------
         TOTAL INDIRECT EXPENSE                      2,091,610         1,969,250        3,972,662         4,279,248
                                                   -----------       -----------      -----------       -----------
         OPERATING INCOME (LOSS)                       269,088          (620,854)         (41,588)       (1,806,365)
                                                   -----------       -----------      -----------       -----------

NON-OPERATING INCOME (EXPENSE)

         Other interest expense                        (88,743)          (83,384)        (173,661)         (162,900)
         Other income (expense)                        184,809           (94,130)         286,403          (278,495)
                                                   -----------       -----------      -----------       -----------
         TOTAL NON-OPERATING
         INCOME (EXPENSE)                               96,066          (177,514)         112,742          (441,395)
                                                   -----------       -----------      -----------       -----------
NET INCOME (LOSS) BEFORE INCOME TAXES             $    365,154       $  (798,368)    $     71,154       $(2,247,760)
                                                   -----------       -----------      -----------       -----------
PROVISION FOR INCOME TAXES                                   -                 -                -                 -
                                                   -----------       -----------      -----------       -----------
NET INCOME (LOSS)                                 $    365,154       $  (798,368)    $     71,154       $(2,247,760)
                                                   -----------       -----------      -----------       -----------

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                            For the Three                       For the Six
                                                            Months Ended                       Months Ended
                                                   October 31,     September 30,      October 31,     September 30,
                                                       2002            2001               2002            2001
                                                                   (restated)                         (restated)

NET INCOME (LOSS) PER SHARE:
         Basic                                            0.05            (0.17)             0.01            (0.50)
         Diluted                                          0.05            (0.17)             0.01            (0.50)

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                       6,760,181         4,756,226        6,760,181         4,517,768
         Diluted                                     6,743,931         4,756,226        6,743,921         4,517,768

See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                For the Six
                                                                                               Months Ended
                                                                                      October 31,     September 30,
                                                                                          2002             2001
                                                                                        ---------        ---------
Cash flows from operating activities:
         Net income (loss)                                                    $            71,154    $   (2,247,760)
         Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization                                                   46,536           293,514
           Net effect of changes in operating assets and liabilities:
                  Notes receivable from shareholder                                             -             6,284
                  Other assets                                                        (1,319,588)         1,563,842
                  Accrued interest payable                                                 70,749         (313,509)
                  Accounts payable and accrued liabilities                                408,103          (40,934)

           Net effect of changes in mortgage loan activities:
                  Mortgage loans - originated for sale                              (270,429,100)     (323,832,643)
                  Mortgage loans - proceeds from sales                                259,407,677       335,134,308
                  Provision for early payoffs and loan losses                             180,000           220,713
                  Provision for other bad debts                                            36,250                 -
                  Issuance of stock warrants for services                                       -            28,027
                                                                               -------------------   --------------
         Net cash (used in) provided by operating activities                         (11,528,219)        10,811,842

Cash flows used in investing activities:
                  Property and equipment - purchases                                     (96,585)          (15,497)
                                                                               -------------------   --------------
         Net cash used in investing activities                                           (96,585)          (15,497)

Cash flows provided by (used in) financing activities:
         Warehouse lines of credit - net borrowings (repayments)                       10,645,288      (10,691,906)
         Issuance of subordinated debt                                                    900,000           680,000
         Repayments of subordinated debt                                                (810,000)                 -
         Repayments on capital lease obligations                                          (9,902)                 -
         Sale of common stock                                                                   -           900,000
                                                                               -------------------   --------------
                  Net cash provided by (used in) financing activities                  10,725,386       (9,111,906)
                                                                               -------------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (899,418)         1,684,439
                                                                               -------------------   --------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,076,422           595,488
                                                                               -------------------   --------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                       $       3,177,004    $    2,279,927
                                                                                      ===========        ==========
CASH PAID DURING PERIOD FOR:
         Interest                                                               $       1,001,710    $    2,265,883
         Income taxes                                                                           -                 -

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
         Property and equipment acquired under capital lease                  $            42,389                 -
         Goodwill and settlement payable arising from settlement of litigation          1,575,000                 -

See accompanying notes to condensed financial statements.


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                October 31, 2002

                                   (unaudited)

     NOTE 1 General - The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three and six month periods ended October 31, 2002 and September 30, 2001, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the four months ended April 30, 2002 and for the year ended December 31, 2001. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three and six months ended October 31, 2002 and September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Effective April 26, 2002, the Company changed its year-end from December 31 to April 30. For purposes of this Quarterly Report on Form 10-QSB, the Company's condensed statements of operations and cash flows consist of the three and six months ended October 31, 2002 and September 30, 2001. The Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-QSB compares financial information for the three and six month periods ended October 31, 2002 and September 30, 2001.

     Certain amounts reflected in the condensed financial statements for the three and six month periods ended September 30, 2001 have been reclassified to conform to the presentation for the three and six month periods ended October 31, 2002.

     NOTE 2 New Accounting Standards - The Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has performed an assessment of goodwill as of October 31, 2002 and determined that no impairment has arisen. Included in the Company's assets as of October 31, 2002 is goodwill related to an acquisition in 1999 with a net carrying value of $4,598,792. The adoption of SFAS No. 142 has resulted in a decrease of amortization expense by approximately $400,000 per year, which amortization is a non-cash item. The impact of SFAS No. 142 on net results for the six months ended October 31, 2002 and and September 30, 2001 follows:

Financial statement caption               October 31, 2002     September 30,
---------------------------               ----------------     -------------
                                                                   2001
                                                                (Restated)


Reported net income (loss)                      $  71,154      $  (2,247,760)

Add back:  Goodwill amortization                        -            201,439

Adjusted net income (loss)                      $  71,154      $  (2,046,321)
                                                =========       ============
Basic and diluted income (loss) per share:

Reported net income (loss)                      $   0.01       $     (0.50)

Add back: Goodwill amortization                     0.00              0.04

Adjusted net income (loss) per share            $   0.01       $     (0.46)
                                                ========       ===========

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost would be recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position or results of operations since it does not currently anticipate any restructuring activities.

     Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS No. 147), was adopted by the Company effective October 1, 2002. The provisions of this statement require that purchases of financial institutions, excluding transactions between two or more mutual enterprises, be accounted for using the purchase method of accounting. In addition, the provisions of this statement amend Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets. Management does not anticipate that SFAS No. 147 will have a significant impact on the Company's financial condition and results of operations since it does not currently anticipate acquiring any financial institutions.

     NOTE 3       Financing Facilities -

     A. Warehouse Lines Of Credit - As of October 31, 2002, the Company maintained two revolving warehouse lines of credit with a total borrowing capacity of $20 million to fund mortgage loan originations. There are geographic restrictions on $15 million of this borrowing capacity, with $10 million restricted to loans on Arizona properties and $5 million restricted to loans on California properties. Advances are made on the warehouse lines for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The lines of credit bear interest at one month LIBOR plus a margin ranging from 4.43% to 5.43% for an average rate of 6.04% at October 31, 2002, and at Prime, which was 4.75% at October 31, 2002. The lines do not have an expiration date, but are cancelable at any time upon written notice by either party. In connection with these lines, the Company is required to maintain compensating balances with the warehouse lenders of not less than $250,000. Subsequent to October 31, 2002, the Company's borrowing capacity on one of the warehouse lines was increased by $5 million, increasing total credit available to $25 million.

     B. Master Sale Agreement - In November 2000 the Company entered into a Quick Sale Master Loan Participation and Custodian Agreement (Quick Sale Gestation Line) with a financial institution. This agreement was amended and renewed on April 22, 2002. Under the terms of the agreement, as amended, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institution's approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this agreement, the Company is required to repurchase certain loans that, subsequent to acquisition by the financial institution, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the six month periods ended October 31, 2002 and September 30, 2001, the Company was not required to repurchase any loans from its financing facilities. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution until it is ultimately resold to a third party investor, and during this intermediate period the Company sub-services the loans on behalf of the financial institution. The agreement was $30 million as of October 31, 2002. Interest on the line is at Prime Rate plus 1.0%, or 6.50%, whichever is greater, when the balance is $30 million or less (Prime was 4.75% at October 31, 2002). The line can be increased by up to $10 million on an interim basis at the sole discretion of the institution at a higher interest rate. To date, the Company has not utilized this interim bulge capacity. In connection with this Master Sale Agreement, the Company is required to maintain compensating balances of not less than $1,000,000.

     C. Master Mortgage Loan Purchase Agreement - In June 2002 the Company entered into a Master Mortgage Loan Purchase Agreement with a financial institution. Under the terms of the agreement, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institution's approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this agreement, the Company is required to repurchase certain loans that, subsequent to acquisition by the financial institution, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. To date, the Company has not been required to repurchase any loans funded with this facility. The agreement was $15 million as of October 31, 2002 and bears interest at the greater of LIBOR or Federal Funds plus 2.75%. As of October 31, 2002, LIBOR was 1.716% and the Federal Funds rate was 1.75%. In connection with this Master Sale Agreement, the Company is required to maintain compensating balances of not less than $1,500,000.

     The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.75 million.. As of October 31, 2002 the Company was in violation of one financial covenant with two of its lenders. One lender has provided a waiver to the Company, and continues to make warehouse financing available to the Company. The second lender has acknowledged the financial debt covenant violation and continues to make warehouse financing available to the Company under the terms of the respective financing facility. There is a risk that either or both providers of these financing facilties could terminate the financing facility agreements as a result of the debt covenant violations; however, notwithstanding covenant violations, existing provisions included in the agreements give the lenders the ability to terminate the agreements without cause; either immediately upon notification or with 30 days written notice. Therefore, the covenant violations do not give the lenders any greater contractual right or power to terminate their agreements than exists when the Company is in full compliance with all financial covenants. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO and Maria Kristul, President have both personally guaranteed the four facilities in place at October 31, 2002.

     NOTE 4 Other Assets - As of October 31 and April 30, 2002, the Company's other assets consisted of the following:

                                              October 31, 2002   April 30, 2002

                                              ----------------  ---------------
Receivables, net of allowances for bad debts $  1,450,309         $  605,124
Forward delivery commitments                      (22,000)           (25,156)
Commitments to extend credit                      605,000            321,753
Deposits and prepaids                              99,503            127,751
                                               ----------         ----------
Total                                        $  2,132,812        $ 1,029,472
                                                =========          =========


     Receivables consist of amounts to be received from the subsequent sale of mortgage loans held for sale, commissions, and other miscellaneous mortgage related receivables. Forward delivery commitments and commitments to extend credit represent the fair value of the contractual loan and forward delivery commitments, as required under SFAS No. 133.

     NOTE 5 Subordinated Debt and Notes Payable - During the six months ended October 31, 2002, the Company paid down subordinated debt in the amount of $900,000 and issued new subordinated debt in the amount of $810,000. The new debt was issued on substantially the same terms as the debt that was retired. All subordinated debt bears interest at 15% and has maturity dates ranging from December 31, 2002 to June 29, 2005. Subordinated debt interest expense of $138,000, and $133,600 was incurred in the fiscal periods ended October 31, 2002 and September 30, 2001.

     As of October 31, 2002, there were 88,500 warrants outstanding related to the Company's subordinated debt with exercise prices ranging from $0.75 to $1.00.

     NOTE 6 Stock Option Activity - During the six months ended October 31, 2002, common stock option activity under the Company's 2000 Stock Incentive Plan (the "Plan") was as follows; 150,000 common stock options with a weighted average strike price of $1.98 were cancelled and 100,000 common stock options were issued at a strike price of $0.68. The grant for 100,000 options was subsequently forfeited prior to October 31, 2002 as the grantee resigned from the Company. Other options in the total amount of 65,000 were issued at a strike price of $0.30. There were 328,941 options outstanding under the Plan as of October 31, 2002.

     During the six months ended October 31, 2002, the Company's board of directors agreed to issue 300,000 common stock options at a strike price of $0.73 to the CEO. The shares will be unregistered and the options carry a term of four years from the date then granted. The options were not part of the Company's existing option plans and are subject to shareholder approval.

     NOTE 7 Basic Net Income (Loss) Per Share - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended October 31, 2002 and September 30, 2001, the effect of including potentially dilutive securities in the calculation of diluted net income (loss) per share is insignificant and antidilutive, respectively. For the six months ended October 31, 2002 and September 30, 2002, the effect of including potentially dilutive securities in the calculation of diluted net income (loss) per share is antidilutive. Potentially dilutive securities were 947,691 and 783,000 at October 31, 2002 and September 30, 2001, respectively.

     NOTE 8 Fair Value of Financial Instruments - A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of October 31, 2002 and April 30, 2002, including financial instruments whose contract amount represents credit risk only is as follows:

                                     October 31, 2002        April 30,
                                      2002                     2002
                                     -----------------    -----------------
                                     -----------------    -----------------
 Commitments to extend credit            $104,700,022         $ 41,953,193
   Forward delivery commitments            10,700,000            5,000,000


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

     NOTE 9 Restatement - During the period ended October 31, 2002, the Company determined that the methodology used to calculate the fair value of derivative instruments was incorrect. The Company adopted SFAS No. 133 beginning on January 1, 2001 and determined that its rate lock and forward commitments were considered derivative instruments. Upon adoption, the Company determined that the fair value of these derivative instruments was $314,000, or $0.07 per share , which was recorded as a cumulative effect of change in accounting principle. The fair value of these instruments is included in other assets. The Company has determined that it incorrectly stated the estimated fair value of these instruments upon adoption and that the correct amount should have been $346,960, or $0.09 per share.

     Additionally, the Company estimated the fair value of these instruments for each period thereafter and recognized the change in fair value in the statement of operations. Subsequently, the Company determined that it incorrectly stated the estimated fair value of these instruments and intends to restate its financial statements for the quarters ended March 31, June 30, and September 30, 2001, the year ended December 31, 2001 and the four month transition period ended April 30, 2002. The restatement for December 31, 2001 will be filed as part of the restatement for April 30, 2002. The restatement of the statement of operations for the period ended September 30, 2001 has already been reflected in these financial statements. The effect of this restatement on the fair value of the rate lock and forward delivery commitments and the related financial statements captions for the respective periods during 2001 is as follows:


                                At and for the     At and for the    At and for the    At and for the 3
                                 year ended:      3 months ended:   3 months ended:     months ended:
                             ------------------- ----------------- ----------------- -------------------

                              December 31, 2001    September 30,     June 30, 2001      March 31, 2001
                              -----------------    --------------    -------------      --------------

Fair value of derivatives -           $  480,508        $  446,381       $   402,254         $   358,127
as reported

Fair value of derivatives -           $  287,360        $  305,521       $   399,651         $   584,016
as adjusted

Total assets - as reported          $ 23,880,633      $ 13,462,843      $ 18,350,796       $  24,554,533

Total assets - as adjusted          $ 23,687,485      $ 13,321,983      $ 18,348,193       $  24,780,422

Total shareholders' equity           $ 4,500,338       $ 4,121,235      $  3,853,319        $  5,074,769
- as reported

Total shareholders' equity           $ 4,307,190       $ 3,980,375      $  3,850,716        $  5,300,658
- as adjusted

Other income - as reported            $  130,186        $   67,304        $   61,335         $    22,848

Other income - as adjusted           $  (95,922)        $ (94,130)       $ (167,157)         $   215,778
(1)

Net loss - as reported              $(2,204,277)       $ (660,911)      $(1,220,900)        $  (701,819)

Net loss - as adjusted              $(2,397,425)       $ (798,368)      $(1,449,392)        $  (475,930)

Net loss per share - as               $   (0.51)        $   (0.14)        $   (0.29)         $    (0.16)
reported

Net loss per share - as               $   (0.55)        $   (0.17)        $   (0.34)         $    (0.11)
adjusted



     (1)Certain amounts have been further restated due to reclassifications made to conform the 2001 financial statement presentation to the 2002 financial statement presentation.

     Finally, the Company has determined that the cumulative effect of these adjustments on the four month transition period ended April 30, 2002 would reduce the accumulated deficit in the amount of $193,148 and would increase other income by the same amount.

     NOTE 10 Subsequent Events - Subsequent to October 31, 2002, the Company's borrowing capacity on one of its warehouse lines was increased by $5 million, increasing total warehouse credit available to $80 million.

     On December 2, 2002, the Company reached a final settlement of the lawsuit between it and the two former principals of LRS, Inc. The Company settled on an amount of the purchase price to be paid to the LRS principals pursuant to the purchase agreement. Pursuant to the purchase agreement, part of the purchase price was to be based on the earnings of the LRS operating unit from acquisition date through July 31, 2003. The Company modified the method used to determine the amount to be paid for the period from November 1, 2002 through July 31, 2003. The total amount due for the period ended October 31, 2002 represents an increase in the purchase price, thereby increasing goodwill as of October 31, 2002. The amount due for the period of November 1, 2002 through July 31, 2002 will be accounted for in a similar manner. Subsequent to this transaction, the Company performed an assessment of goodwill as of October 31, 2002 as required by SFAS 142, and determined that no impairment had arisen. Payment will be made in monthly installments over a period of approximately 22 months, commencing December 2002. The obligation accrues interest at a rate of 10% on the unpaid balance.

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

Change in Fiscal Year

The Company changed its fiscal year end from December 31st to April 30th, effective April 26, 2002. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-QSB to 2003 or 2002 are to the fiscal year ending on April 30th in the year named. This means that the fiscal year ending April 30, 2002 is referred to as "2002."

GENERAL

Transnational Financial Network, Inc. ("Transnational Financial Network, Inc." or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona. Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains retail offices in San Francisco and Campbell, Rancho Cucamonga and Victorville, California. In 1995, the Company began a wholesale division to close and fund loans originated by mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Campbell, and Tustin, California as well as Phoenix, Arizona. The Company has recently commenced certain brokerage and consulting services to a real estate developer in Spain. The Company operates in one business segment - mortgage banking.

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

To diminish the overall effects of a variable interest rate market, the Company has employed other measures to stabilize business. These measures include offering a broader menu of products, delivering mortgages to the secondary market in volume packages, and expanding both the nature and scope of mortgage originations. Further changes were implemented operationally, such as the centralization of operations in two regional centers, for conventional and government programs. Nonetheless, the Company's origination volume trends have been and will continue to be heavily influenced by both the level and trend of interest rates.

The following table shows the Company's wholesale and retail production trends by fiscal quarter ending:

                               Origination Volumes
                                  ($ millions)

Fiscal Quarter Ending   10-31-02   7-31-02    3-31-02   12-31-01    9-30-01    6-30-01   3-31-01   12-31-00  9-30-00
---------------------   --------   -------    -------   --------    -------    -------   -------   --------  -------
Wholesale                    $177       $95      $ 116      $ 195      $ 153      $ 188     $ 249     $ 182     $ 155
Retail                       253        205        172        202        145        136       108        88        68
                             ----       ---        ---        ---        ---        ---       ---  --    --        --
Total                        $430     $ 300      $ 288      $ 397      $ 298      $ 324     $ 357     $ 270     $ 223


SIX MONTHS ENDED OCTOBER 31, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30,
2001

The Company earned net income of $71 thousand, or $.01 per share, for the six month period ended October 31, 2002 ("2002"), as compared to a net loss of $(2.2) million, or $(0.50) per share for the six months ended September 30, 2001 ("2001"). This represented an improvement in 2002 of $2.3 million, or 103%. The improvement is due largely to the following factors: 1) an improvement in the gross margin before net interest income (expense) of $1.1 million, or 38%; 2) an improvement in net interest income (expense) on loans in the warehouse of $346 thousand or 79%; 3) a decrease in salaries and benefits of $142 thousand, or 6%;
4) a decrease in general and administrative expenses of $136 thousand, or 9%; and 5) an increase in other non-operating income (expense) of $554 thousand, or 126%.

The gross margin before net interest income (expense) increased from $2.9 million in 2001 to $4.0 million in 2002, an increase of $1.1 million, or 38%. Loan production increased in 2002 to $730 million from $622 million in 2001, an increase of $108 million, or 17%. Retail loan originations for the 2002 period were $458 million, compared to $281 million for the 2001 period, an increase of 63%. Wholesale loan volume was $272 million for 2002, compared to $341 million in 2001, a decrease of 20%. The decline in wholesale mortgage originations from 2001 to 2002 was largely due to turnover among our senior account executives and a restructuring of our production management. This restructuring was largely completed by the end of June, 2002, and we have seen positive results in our originations since that time.

The improvement in the gross margin is due primarily to continued strong retail production growth. Overall, loan production income, net of commissions, incentives and other direct production expenses, increased from $938 thousand in 2001 to $1.8 million in 2002, an improvement of $894 thousand, or 91%.

Net interest income (expense) is a second factor that contributed to 2002's improved gross margin. For 2002, the amount was $(90) thousand, compared to $(436) thousand in 2001, an improvement of $346 thousand, or 79%. This resulted from the Company securing more favorable borrowing rates from its warehouse lenders. As well, the Company continued to accelerate the sale and shipping of loans, so that they spend a shorter amount of time in the warehouse, thus decreasing financing costs.

Gain on sale of mortgages increased to $2.3 million in 2002 as compared to $2.1 million in 2001, an improvement of $163 thousand, or 8%. Although loan volume declined from $341 million in 2001 to $272 million in 2002, the actual gain on sale increased from 62 basis points in 2001 to 84 basis points in 2002, an improvement of 22 basis points, or 35%. This improvement in profitability is due to the restructuring of the Company's product line that began in late 2001 and which continues into the present.

Despite the increase in loan production volume in 2002, salaries and benefits declined to $2.2 million in 2002 as compared to $2.3 million in 2001, a drop of 6%. The change results from the Company's decision to run a leaner operation, which resulted in eliminating some positions, and not filling others as they opened. Management does not believe the Company's operations were negatively impacted by these changes.

General and administrative expenses declined to $1.3 million in 2002 as compared to $1.5 in 2001, a decline of 9%. Excluding professional fees, these expenses declined from $1.2 million in 2001 to $800 thousand in 2002, an improvement of 33% for the current period. The decrease results from management's continued successful efforts at overall corporate cost reduction. Professional fees increased in 2002 by $200 thousand, due to increased expenses related to restating SEC filings for 2001 and 2002, preparing and filing the Form 10KSB for the four month transition period ended April 20, 2002, and the LRS litigation.

Other non-operating income (expense) improved by $554 thousand, or 126%, in 2002. The increase is primarily attributable to an improvement in the change in the fair value of the mortgage loan derivative assets from $(278) thousand during 2001 to $286 thousand during 2002, a change of $564 thousand, or 203%. The improvement arises from the increase in loan production volume and the corresponding increase in the locked loans in the pipeline in 2002, combined with the improvement in pricing in 2002.

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company earned net income of $365 thousand, or $.05 per share, for the three month period ended October 31, 2002 ("2002"), as compared to a net loss of $(798) thousand or $(0.17) per share for the three months ended September 30, 2001 ("2001"). This represented an improvement in 2002 of $1.2 million or 146%. The improvement is due largely to the following factors: 1) an improvement in the gross margin before net interest income (expense) from $1.5 million in 2001 to $2.4 million in 2002, an improvement of $900 thousand, or 60%; 2) an improvement in net interest income (expense) on loans in the warehouse of $84 thousand or 59%; and 3) an increase in other non-operating income (expense) of $274 thousand or 156%. These improvements were partially offset by an increase in general and administrative expenses of $124 thousand, or 21%.

The gross margin before net interest income (expense) increased from $1.5 million in 2001 to $2.4 million in 2002, an increase of 60%. Loan production increased in 2002 to $430 million from $298 million in 2001, an increase of $132 million, or 44%. Retail loan originations for the 2002 period were $253 million, compared to $145 million in 2001, an improvement of $108 million, or 74%. Wholesale loan volume in 2002 was $177 thousand, compared to $153 million in 2001, a positive change of $24 million, or 16%.

The improvement in the gross margin is due primarily to continued strong retail production growth. Overall, loan production income, net of commissions, incentives and other direct production expenses, increased from $476 thousand in 2001 to $954 thousand in 2002, an improvement of $478 thousand, or 100%.

Net interest income (expense) was $(143) thousand in 2001 as compared to $(59) thousand in 2002, representing an improvement from 2001 to 2002 of 59%. This resulted from the Company securing more favorable borrowing rates from its warehouse lenders. As well, the Company continued to accelerate the sale and shipping of loans, so that they spend a shorter amount of time in the warehouse, thus decreasing financing costs.

Gain on sale of mortgages increased to $1.6 million in 2002 as compared to $1 million in 2001, an increase of $526 thousand, or 50%. The actual gain on sale increased from 68 basis points in 2001 to 89 basis points in 2002, an increase of 21 basis points, or 30%. This improvement in profitability is due to the restructuring of the Company's product line that began in late 2001 and continues into the present.

General and administrative expenses increased to $730 thousand in 2002 as compared to $605 thousand in 2001, an increase of 21%. Excluding professional fees, these expenses declined from $475 thousand in 2001 to $425 thousand in 2002, an improvement of 11% for the current period. The decrease results from management's continued successful efforts at overall corporate cost reduction. Professional fees increased in 2002 by $175 thousand, due to increased expenses related to restating SEC filings for 2001 and 2002, preparing and filing the Form 10KSB for the four month transition period ended April 20, 2002, and the LRS litigation.

Other non-operating income (expense) improved by $274 thousand, or 154%, in 2002. The increase is primarily attributable to an improvement in the change in the fair value of the mortgage loan derivative assets from $(94) thousand during 2001 to $185 thousand during 2002, a change of $279 thousand, or 297%. The improvement arises from the increase in loan production volume and the corresponding increase in the locked loans in the pipeline in 2002, combined with an improvement in pricing in 2002.

LIQUIDITY AND CAPITAL RESOURCES


For the six months ("the period") ended October 31, 2002, the Company was cash flow negative, with the Company's cash and cash equivalents decreasing by $899 thousand to $3.2 million as of October 31, 2002 as compared to $4.1 million as of April 30, 2002. Of the Company's total cash of $3.2 million, $2.75 million is held as compensating balances by warehouse lenders as of October 31, 2002. The Company's $118 thousand adjusted net income (after adjusting for depreciation and amortization of $47 thousand), combined with changes in operating assets and liabilities for the period ended October 31, 2002, used cash in the total amount of $11.5 million. This was almost entirely due to more loans being funded than loans being sold, in the amount of $11 million. Financing activities provided cash of $10.7 million as net borrowings on financing facilities of $10.6 million and new subordinated debt of $900 thousand exceeded repayments of subordinated debt of $810 thousand. The new subordinated debt was issued on substantially the same terms as the debt that was retired. Settlement of the LRS litigation resulted in a non-cash investing and financing activity of $1.6 million.

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through a Master Sale Agreement, a Master Mortgage Loan Purchase Agreement, or traditional warehouse lines of credit ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's prior operating losses eroded its net worth and cash position, which has made it more difficult to obtain adequate financing facilities at favorable rates as needed to support further business expansion. As of October 31, 2002, the Company had a total of four financing facilities for a maximum financing capacity of up to $75 million. Subsequent to October 31, 2002, one of our traditional warehouse lenders raised our credit limit by $5 million, increasing our total capacity to $80 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.75 million.. As of October 31, 2002 the Company was in violation of one financial covenant with two of its lenders. One lender has provided a waiver to the Company, and continues to make warehouse financing available to the Company. The second lender has acknowledged the financial debt covenant violation and continues to make warehouse financing available to the Company under the terms of the respective financing facility. There is a risk that either or both providers of these financing facilities could terminate the financing facility agreements as a result of the debt covenant violations; however, notwithstanding covenant violations, existing provisions included in the agreements give the lenders the ability to terminate the agreements without cause; either immediately upon notification or with 30 days written notice. Therefore, the covenant violations do not give the lenders any greater contractual right or power to terminate their agreements than exists when the Company is in full compliance with all financial covenants. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO and Maria Kristul, President have both personally guaranteed the four facilities in place at October 31, 2002.

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

Item 3.  CONTROLS AND PROCEDURES

As of November 15, 2002, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Accounting Officer, of the design and operation of the Company's disclosure controls and procedures (as defined in Sections 13a-14(C) and 15d-14(C) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of

November 15, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to November 15, 2002.

PART 2

Item 1.  LEGAL PROCEEDINGS

The registrant has settled all litigation between it and former principals and owners of LRS, Inc., William Russell and Teri Saldivar. The litigation arose over a dispute about the purchase price of LRS, Inc. to be paid to Mr. Russell and Ms. Saldivar by the registrant in connection with the acquisition of LRS, Inc. by the registrant. The major elements of the settlement are as follows:

1. The Company agreed to pay the former principals of LRS, Inc. an amount equal to $1.45 million plus 55% of the pretax earnings before amortization of goodwill and acquisition expenses of its Amerimac division for the year ending July 31, 2003.

.. Interest on this obligation accrues monthly at a rate of 10% beginning in December 2002.

3. Payments on this settlement began with $135,000 upon execution of the agreement, and will continue at $50,000 monthly for four months, followed by payments of $100,000 per month thereafter until the obligation is paid in full.

4. The former principals of LRS, Inc. agreed not to solicit or hire, directly or indirectly, any employees of the Company or its divisions or subsidiaries until the obligation is paid in full.

5. The Company hereby withdraws statements made regarding the termination of the former principals of LRS, Inc in certain of its previous filings with the Commission.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      REPORTS ON FORM 8-K

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Transnational Financial Network, Inc.

December 13, 2002
/s/ Joseph Kristul
----------------------------
Joseph Kristul, Chief Executive Officer


December 13, 2002
/s/ Katey Carroll
----------------------------
Katey Carroll
Controller and Chief Accounting Officer

         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Transnational Financial Network;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    December 13, 2002
         /s/ Joseph Kristul
         ----------------------
         Joseph Kristul
         Chief Executive Officer

         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Transnational Financial Network;


         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

8. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:    December 13, 2002
         /s/ Katey Carroll
         ----------------------
         Katey Carroll
         Controller and Chief Accounting Officer