Form 10KSB/A
period 2002-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2002-12-30
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB/A
                                Amendment No. 1
(Mark One)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 13, 2002: $1,720,012

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 13, 2002: 6,760,181

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

     The Company's 10-KSB filing for the four month transition period ended April 20, 2002, is hereby restated because, during the fiscal period ended October 31, 2002, the Company determined that the methodology previously used to calculate the fair value of its derivative instruments as required by SFAS 133 was incorrect.

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

     Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the average loan size that we originated during the four months ended April 30, 2002 was $278,000 compared to $255,000 in four months ended April 30, 2001. We generate revenues through gain on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

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

2. Interest on this obligation accrues monthly at a rate of 10% beginning in December 2002.

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

     The Company's loan production and results of operations are strongly affected by mortgage interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of floating rate or variable rate mortgages loans, that is, mortgage loans that have interest rates that frequently change and, consequently, lower initial interest rates than those charged on longer term fixed interest rate mortgage loans.

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

Four Months Ended April 30, 2002 Compared To Four Months Ended April 30, 2001

      The Company incurred a net loss of $486,100 or $0.09 per share for the four months ended April 30, 2002, an improvement of $318,711 or 40% from the net loss of $804,811 or $0.19 per share for the four months ended April 30, 2001.

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

     Total other non-operating income (expense) increased by $240,205, primarily related to net changes in the fair value of contractual loan and forward delivery commitments ("derivative instruments"). Such changes in the fair value are dependent upon changes in loan production volume and in market interest rates. The decline in wholesale production from the 2001 period to the 2002 period of $165 million, or 53%, was primarily responsible for the decrease in value of the derivative instruments.

Year Ended December 30, 2001 Compared To Year Ended December 30, 2000

      The Company incurred a net loss of $2,397,425 for the year ended December 31, 2001 compared to a net loss of $2,932,663 for the year ended December 31, 2000, an improvement of $535,238 or approximately 18%. Overall, the smaller net loss for the year of 2001 versus 2000 reflected the positive impact on gross profit from loan originations and sales activity from a 48% or $448.6 million increase in loan volume, up from $927.5 million to $1.376 billion, which was partially offset by increases in interest expense and indirect operating expenses.

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

     Other loan income was lower by $272,686 or 93% for the year. Other income was reduced partly due to an increase in early pay-off penalties caused by the Fed lowering interest rates eleven times during 2001.

     Other income (expense) of $(95,922) arose in 2001 due in part to: the write off of $36,321 of accrued interest income; contractual loan and forward delivery commitments income, which were carried as an off-balance sheet item in 2000 but included in the 2001 results of operations and balance sheet pursuant to the adoption of SFAS 133, at their fair value of $287,360. The effect on other income (expense) was to decrease income by $59,600 for the year ended December 31, 2001.

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

      Subordinated debt interest expense of $320,565 was incurred in 2001 and $32,245 was incurred in 2000.

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

Liquidity And Capital Resources

     During the four months ended April 30, 2002 the Company was cash generative with the Company's cash and cash equivalents increasing by $2,233,532 to $3,076,422 as of April 30, 2002. The Company's $451,673 adjusted net loss (adjusted for depreciation of $34,427) for the four months ended April 30, 2002 was cash consuming, however other operating activities contributed cash of $12,145,068, primarily from more loans being sold than were funded. Financing activities consumed cash of $8,688,083 as repayments on financing facilities of $10,554,083 were partially offset by the additional capital raised of $1,916,000.

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


As discussed in Note 2 the Company restated the accompanying financial statements.

Grant Thornton, LLP
San Francisco, California

August 23, 2002, except for
Note 2 as to which the date
is December 6, 2002

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  BALANCE SHEETS

                   As of April 30, 2002 and December 31, 2001


                                                                       April 30,       December 31,
                                                                         2002              2001
                                                                     -------------    -------------
                                                                                       (restated)
ASSETS
     Cash and cash equivalents                                       $   3,076,422    $     842,890
     Restricted cash                                                     1,000,000          249,903
     Mortgage loans held for sale                                        5,790,315       17,592,497
     Notes receivable from shareholders                                     84,438           84,438
     Goodwill                                                            3,023,792        3,023,792
     Property and equipment, net                                           148,553          161,297
     Other assets                                                        1,029,472        1,732,668
                                                                     -------------    -------------

TOTAL ASSETS                                                         $  14,152,992    $  23,687,485
                                                                     =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
         Warehouse lines of credit                                   $   5,740,367    $  16,294,450
         Accrued interest payable                                           44,271          149,617
         Accounts payable and other liabilities                            674,264          929,228
         Subordinated debt                                               1,957,000        2,007,000
                                                                     -------------    -------------

TOTAL LIABILITIES                                                        8,415,902       19,380,295
                                                                     -------------    -------------


SHAREHOLDERS' EQUITY
         Preferred stock, no par value: 2,000,000 shares
           authorized; no shares issued or outstanding                        -                -
         Common stock, no par value: 20,000,000 shares
           authorized; 6,760,181 shares issued and outstanding
           at April 30, 2002; and 5,137,593 shares issued and
           outstanding at December 31, 2001                             13,456,182       11,540,182
         Accumulated deficit                                            (7,719,092)      (7,232,992)
                                                                     -------------    --------------

TOTAL SHAREHOLDERS' EQUITY                                               5,737,090        4,307,190
                                                                     -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  14,152,992    $  23,687,485
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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            STATEMENTS OF OPERATIONS

                For the Four Months Ended April 30, 2002 and 2001
               and for the Years Ended December 31, 2001 and 2000


                                                        Four Months     Four Months
                                                            Ended          Ended        Year Ended     Year Ended
                                                          April 30,      April 30,     December 31,   December 31,
                                                            2002           2001            2001           2000
                                                       --------------  -------------  -------------  --------------
                                                        (restated)      (unaudited)     (restated)
                                                                         (restated)
REVENUE
     Net gain from sale of loans                       $    1,112,158  $   1,732,307  $   4,757,591  $    2,783,037
     Production income                                      3,443,446      2,855,258     10,069,198       6,218,800
     Loan interest income                                     618,763      1,707,261      3,245,956       2,051,712
     Other loan income                                         22,367        (16,790)        21,708         294,394
                                                       --------------  -------------- -------------  --------------
     TOTAL REVENUE                                          5,196,734      6,278,036     18,094,453      11,347,943
                                                       --------------  -------------  -------------  --------------

DIRECT EXPENSES:
     Commissions                                           (2,014,791)    (1,596,617)    (5,920,662)     (3,514,543)
     Production                                              (458,324)      (672,267)    (1,712,808)     (1,257,203)
     Early loan payoff penalties (expense)                    (50,000)       (54,000)          -               -
     Interest expense on warehouse financing                 (593,781)    (2,176,606)    (4,166,270)     (2,369,073)
                                                       --------------- -------------- -------------  ---------------
     TOTAL DIRECT EXPENSES                                 (3,116,896)    (4,499,490)   (11,799,740)     (7,140,819)
                                                       --------------- -------------- -------------  ---------------

GROSS PROFIT                                                2,079,838      1,778,546      6,294,713       4,207,124
                                                       --------------  -------------  -------------  --------------

INDIRECT EXPENSES:
     Salaries and benefits                                 (1,548,835)    (1,911,427)    (5,039,307)     (3,999,307)
     General and administrative                              (645,395)      (722,430)    (2,308,356)     (2,042,885)
     Occupancy                                               (232,257)      (232,639)      (691,970)       (691,072)
     Depreciation and amortization                            (34,427)      (199,002)      (582,978)       (593,468)
                                                       --------------- -------------- -------------  ---------------
     TOTAL INDIRECT EXPENSES                               (2,460,914)    (3,065,498)    (8,622,611)     (7,326,732)
                                                       --------------- -------------- -------------  ---------------

OPERATING LOSS                                               (381,076)    (1,286,952)    (2,327,898)     (3,119,608)
                                                       --------------- -------------- -------------  ---------------

NON-OPERATING INCOME (EXPENSE):
     Other interest income (expense)                         (111,192)      (101,876)      (320,565)        (32,245)
     Other income (expense)                                     6,168        237,057       ( 95,922)           -
                                                       --------------- -------------  -------------  --------------
     TOTAL NON-OPERATING INCOME (EXPENSE)                    (105,024)       135,181       (416,487)        (32,245)
                                                       --------------- -------------- -------------  ---------------

LOSS BEFORE INCOME TAXES and cumulative effect of
     change in accounting principle                          (486,100)    (1,151,771)    (2,744,385)     (3,151,853)
                                                       --------------- -------------- -------------  ---------------

INCOME TAX BENEFIT                                               -              -              -            219,190
                                                       --------------  -------------  -------------  --------------

NET LOSS before cumulative effect of change in
     accounting principle                                    (486,100)    (1,151,771)    (2,744,385)     (2,932,663)
Cumulative effect of change in accounting principle              -           346,960        346,960            -
                                                       --------------  -------------  -------------  --------------

NET LOSS                                               $     (486,100) $    (804,811) $  (2,397,425) $   (2,932,663)
                                                       ==============  =============  =============  ==============

NET (LOSS) PER SHARE - Basic and diluted:
     Before cumulative effect of change in accounting
        principle                                              (0.09)         (0.27)         (0.63)          (0.69)
     Cumulative effect of change in accounting
        principle                                                -             0.08           0.08             -
                                                       --------------  -------------  -------------  -------------
     Net loss per share                                $       (0.09)  $      (0.19)  $      (0.55)  $       (0.69)
                                                       ==============  =============  =============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                      5,624,626      4,279,310      4,342,799       4,279,310
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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

             For the Four Months Ended April 30, 2002 and the Years
                        Ended December 31, 2001 and 2000

                                                               Common Stock           Accumulated
                                                     -----------------------------
                                                        Shares          Amount           Deficit         Total
                                                     -----------     -------------    -----------    -----------

BALANCE, January 1, 2000                               4,279,310     $  10,558,709  $  (1,902,904) $   8,655,805

     Issuance of common stock warrants
      for services performed                                -               35,741           -            35,741

     Net loss for the year                                  -                 -        (2,932,663)    (2,932,663)
                                                       ---------     -------------  -------------  -------------

BALANCE, December 31, 2000                             4,279,310        10,594,450     (4,835,567)     5,758,883

     Issuance of common stock for cash                   855,861           855,861           -           855,861

     Issuance of common stock for warrants
      in a cashless exercise                               2,422              -              -              -

     Issuance of common stock subscriptions                 -               44,139           -            44,139

     Issuance of warrants for common stock
      in connection with the subordinate debt
      and for services performed                            -               45,732           -            45,732

     Net loss for the year (restated)                       -                 -        (2,397,425)    (2,397,425)
                                                       ---------     -------------  -------------  -------------

BALANCE, December 31, 2001 (restated)                  5,137,593        11,540,182     (7,232,992)     4,307,190

     Issuance of common stock for cash                 1,503,750         1,900,000           -         1,900,000

     Issuance of common stock subscribed                  44,139              -              -              -

     Issuance of common stock for options exercised       20,000            16,000           -            16,000

     Issuance of common stock for warrants
      in a cashless exercise                              54,699              -              -              -

     Net loss for the period (restated)                     -                 -          (486,100)      (486,100)
                                                       ---------     -------------  -------------  -------------

BALANCE, April 30, 2002                                6,760,181     $  13,456,182  $  (7,719,092) $   5,737,090
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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                For the Four Months Ended April 30, 2002 and 2001
               and for the Years Ended December 31, 2001 and 2000


                                                          Four Months   Four Months
                                                            Ended          Ended        Year Ended     Year Ended
                                                          April 30,      April 30,     December 31,   December 31,
                                                            2002           2001            2001           2000
                                                       --------------  -------------  -------------  --------------
                                                          (restated)    (unaudited)     (restated)
                                                                        (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $     (486,100) $    (804,811) $  (2,397,425) $   (2,932,663)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                         34,427        208,051        582,978         631,275
         Investment in property - gain on sale                      -              -              -         (65,298)
         Non-monetary charges for services performed                -         17,705         45,732          35,741

     Net effect of changes in assets and liabilities:
         Shareholders' receivable (includes notes)                  -          5,328         63,497         (16,441)
         Other assets                                         703,196       (916,498)      (374,189)       (497,235)
         Accrued interest - receivable                              -         38,397         41,733          (1,607)
         Accrued interest - payable                          (105,346)       110,524        (69,985)         55,323
         Accounts payable and accrued liabilities            (254,964)       (17,458)       390,534         475,817

     Net effect of changes in mortgage loans activity:
         Mortgage loans - originated for sale            (146,704,420)  (324,128,573)  (784,436,000)   (611,580,293)
         Mortgage loans - proceeds from sale              158,506,602    328,536,308    787,150,725     593,099,247
         Mortgage loans - provisions for early payoffs
              and loan losses                                       -         11,000        101,084         182,917
                                                       --------------  -------------  -------------  --------------
           NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                            11,693,395      3,059,973      1,098,684     (20,613,217)
                                                       --------------  -------------  -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase (decrease) in restricted cash              (750,097)       300,000        150,097        (400,000)
     Property and equipment - purchases                       (21,683)       (27,447)       (42,834)        (12,391)
     Investment in property - proceeds from sales                   -              -              -         100,000
     Note receivable from Loan Link, LLC -
         repayments received                                        -        300,000        300,000         200,000
                                                       --------------  -------------  -------------  --------------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                (771,780)       572,553        407,263        (112,391)
                                                       --------------- -------------  -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Warehouse notes payable - net borrowings
                (repayments)                              (10,554,083)    (4,476,926)    (3,350,995)     19,645,445
     Investment in property - repayments on mortgage
                 loans                                              -              -              -          (1,156)
     Subordinated debt - net borrowings (repayments)          (50,000)       915,000      1,295,000         712,000
     Common stock sold                                      1,916,000              -        900,000               -
                                                       --------------  -------------  -------------  --------------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                              (8,688,083)    (3,561,926)    (1,155,995)     20,356,289
                                                       --------------- -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                   2,233,532         70,600        349,952        (369,319)
                                                       --------------  -------------  -------------  ---------------

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                842,890        492,938        492,938         862,257
                                                       --------------  -------------  -------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    3,076,422  $     563,538  $     842,890  $      492,938
                                                       ==============  =============  =============  ==============

CASH PAID DURING THE PERIOD:
     Interest                                          $      810,319  $   2,167,957  $   4,236,255  $    2,350,275
     Income taxes                                                   -              -              -               -


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

We enter into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding ("rate lock commitments"). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded , but which carry rate lock commitments) we undertake certain activities to protect our mortgage position. We follow the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans expected to be funded. These forward delivery commitments are either on a "best efforts" or "mandatory basis". The rate lock commitments on pipeline loans in process, and the "mandatory" forward sale delivery commitments are recorded at fair value with changes in fair value recorded in current earnings in other income and expense. The Company has not designated its practice of entering into forward delivery commitments as hedging activity within the definition of SFAS No. 133.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS No. 133, all derivatives are recognized at fair value in the financial statements. Changes in fair value for derivatives that are not designated as hedging instruments are recognized in the results of operations as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either included in results of operations or recorded as a component of other comprehensive income in the Statement of Shareholders' Equity. The Company has not designated any derivatives as hedges. The Company implemented SFAS No. 133 on January 1, 2001 and as such, the impact of the transition of this standard on the Company's results of operations and financial position resulted in an increase in assets of $346,960, and a decrease in net loss of a like amount. The increase in assets and decrease in net loss is attributable to the fair value of mortgage loan derivatives. Mortgage loan derivatives, which consists of both rate lock commitments and mandatory forward delivery commitments intended for sale to the secondary market, are considered derivatives under SFAS 133. While historically mortgage loan derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the mortgage loan derivatives are included in other income or expense as they occur.

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

                                                   Four Months Ended April 30,         Year Ended December 31,
                                                 -------------------------------    -------------------------------
         Financial statement caption                 2002              2001             2001              2000
         ---------------------------             -------------    --------------    -------------    --------------
                                                   (restated)        (unaudited)      (restated)        (restated)
                                                                     (restated)
         Reported net loss                       $    (486,100)   $     (804,811)   $  (2,397,425)   $   (2,932,663)
         Add back:  Goodwill amortization                    0           134,293          400,000           400,000
                                                 -------------    --------------    -------------    --------------
         Adjusted net loss                       $    (486,100)   $     (670,518)   $  (1,997,425)   $   (2,532,663)
                                                 =============    ==============    =============    ==============

         Basic and diluted loss per share:
         Reported net loss                       $      (0.09)    $       (0.19)    $      (0.55)    $       (0.69)
         Add back: Goodwill amortization                 0.00              0.03             0.09              0.09
                                                 ------------     -------------     ------------     -------------
         Adjusted net loss                       $      (0.09)    $       (0.16)    $      (0.46)    $       (0.60)
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

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)

NOTE 2 - Restatement - During the period ended October 31, 2002, the Company determined that the methodology used to calculate the fair value of derivative instruments was incorrect. The Company adopted SFAS No. 133 beginning on January 1, 2001 and determined that its rate lock and mandatory forward commitments delivery were considered derivative instruments. Upon adoption, the Company determined that the fair value of these derivative instruments was $314,000, or $0.07 per share, which was recorded as a cumulative effect of change in accounting principle. The fair value of these instruments is included in other assets. The Company has determined that it incorrectly stated the estimated fair value of these instruments upon adoption and that the correct amount should have been $346,960, or $0.09 per share.

Additionally, the Company estimated the fair value of these instruments for each period thereafter and recognized the change in fair value in the statement of operations. Subsequently, the Company determined that it incorrectly stated the estimated fair value of these instruments and intends to restate its financial statements for the quarters ended March 31, June 30, and September 30, 2001. These financial statements contain the restatement for the four month transition period ended April 30, 2002, and for the year ended December 2001. The effect of this restatement on the fair value of the rate lock and mandatory forward delivery commitments and the related financial statements captions for the respective periods during 2001 is as follows:


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

Finally, the Company has determined that the cumulative effect of these adjustments on the four month transition period ended April 30, 2002 reduces the accumulated deficit in the amount of $193,148 and increases other income by the same amount.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)


Note 3 - PROPERTY AND EQUIPMENT

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

Note 4 - NOTE RECEIVABLE FROM SHAREHOLDER

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

Note 5 - FINANCING FACILITIES

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

Note 6 - SUBORDINATED DEBT

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

Note 7 - 401(K) PLANS

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

Note 8 - STOCK BASED COMPENSATION

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

Note 8 - STOCK BASED COMPENSATION (continued)

The Company did not recognize compensation cost for its stock option grants, because the exercise price is equal to or greater than the fair market value of the Company's stock on the date of grant. The disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method of accounting for stock-based compensation for the time periods indicated are as follows:


                                                        Four months ended                     Year Ended
                                                 -------------------------------    -------------------------------

                                                   April 30,         April 30,      December 31,      December 31,
                                                     2002              2001             2001              2000
                                                 -------------    --------------    -------------    --------------
                                                    (restated)      (unaudited)       (restated)       (restated)
                                                                    (restated)
Net loss:
     As reported                                   $  (486,100)    $  (804,811)     $  (2,397,425)    $  (2,932,663)
     Pro forma                                     $  (513,043)    $  (832,880)     $  (2,440,820)    $  (3,089,667)

Basic and diluted loss per common share:
     As reported                                   $  (0.09)        $  (0.19)       $  (0.55)         $  (0.69)
     Pro forma                                     $  (0.09)        $  (0.19)       $  (0.56)         $  (0.72)



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

Note 9 - CAPITAL STOCK

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

During the four months ended April 30, 2001 the Company did not sell or issue any additional shares of common stock, and so the only impact on shareholder's equity was a reduction of $804,811 reflecting the net loss during that four month period.


Note 10 - NET LOSS PER SHARE

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


Note 11 - INCOME TAXES

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


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are as follows:


                                              April 30, 2002       December 31, 2001     December 31, 2000
                                              --------------       -----------------     -----------------
Deferred tax assets:
     Net operating loss carry-forwards         $   2,788,800         $   2,409,570        $    1,675,195
     Goodwill                                        195,479               179,873               109,604
     Property and equipment                           72,169                37,885                20,735
     State taxes                                        -                     -                      272
     Deferred loan costs                                -                     -                   85,366
     Bad debts                                          -                   76,955                  -
     Other                                              -                   14,891                  -
                                               -------------         -------------        --------------
         Total deferred tax assets                 3,056,448             2,719,174             1,891,172

Deferred tax liabilities:
     Prepaid rent                                       -                     -                  (16,841)
     Other                                           (17,999)               (4,021)               (2,429)
                                               -------------         -------------        --------------
         Total deferred tax liabilities              (17,999)               (4,021)              (19,270)
                                               -------------         -------------        --------------

Net deferred tax asset before valuation
                      allowance                    3,038,449             2,715,153             1,871,902
     Valuation allowance                          (3,038,449)           (2,715,153)           (1,871,902)
                                               -------------         -------------        --------------
Net deferred tax                               $        -            $        -           $         -
                                               -------------         -------------        --------------

At April 30, 2002, December 31, 2001 and December 31, 2000 the net deferred tax asset is fully reserved through a valuation allowance. The increase to the valuation allowance at April 30, 2002 was $323,296, at December 31, 2001 it was $843,251 and at December 31, 2000 it was $1,217,996. Federal and state net operating loss carry forwards of $2,323,146 and $465,654 expire at various dates in 2022 and 2012 respectively.

                      Transnational Financial Network, Inc.
                    NOTES TO FINANCIAL STATEMENTS (continued)
       (Information for the four months ended April 30, 2001 is unaudited)


Note 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                          April 30, 2002                December 31, 2001             December 31, 2000
                                    --------------------------    ---------------------------    --------------------------
                                     Carrying         Fair          Carrying         Fair          Carrying         Fair
                                       Value          Value           Value          Value           Value          Value
                                    -----------    -----------    -----------     -----------    -----------    -----------
Financial Assets:
   Cash and cash equivalents        $ 4,076,422    $  4,076,422   $  1,092,793     $ 1,092,793    $   892,938    $   892,938
   Mortgage loans held for sale       5,790,315       5,790,315     17,592,497      17,652,092     20,307,223     20,434,143
   Note receivable, Loan Link LLC          -               -              -               -           300,000        300,000
   Note receivable, Shareholder          84,438          84,438         84,438          84,438        136,322        138,459
   Commitments to extend credit         321,753         321,753        227,210         227,210           -           268,372
   Forward delivery commitments         (25,156)        (25,156)        60,150          60,150           -            78,588

Financial Liabilities:
   Subordinated note payable        $ 1,957,000    $  1,957,000   $  2,007,000     $ 2,007,000    $   712,000    $   712,000
   Warehouse notes payable            5,740,367       5,740,367     16,294,450      16,294,450     19,645,445     19,645,445

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



Note 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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


Note 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

Note 14 - NOTE RECEIVABLE FROM LOAN LINK LLC

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


Note 15 - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

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

Note 16 - RELATED PARTY TRANSACTIONS

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

Note 17 - SUBSEQUENT EVENTS

On June 4, 2002, the Board of Directors of the Company unanimously granted Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company 's common stock at a price of $0.73 per share. The shares will be unregistered and the option carries a term of four years from the date granted. The grant is subject to shareholder approval at the next scheduled shareholder meeting after June 30, 2002.

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

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)

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

Item 13.  Exhibits and Reports on Form 8-K

(a)      Financial Statements

     The following financial statements are included herewith:



                                                                        page

     Report of Independent Certified Public Accountants                 F-2
     Balance Sheets                                                     F-3
     Statements of Income                                               F-4
     Statements of Shareholders' Equity                                 F-5
     Statements of Cash Flows                                           F-6
     Notes to Financial Statements                                      F-7

     Report of Independent Certified Public Accountants

(a)  Reports on Form 8-K

     None

(a)  Exhibits

22.1 Consent of Grant Thornton, LLP

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Joseph Kristul              Director          December 23, 2002
      --------------------
     Joseph Kristul



      /s/ Maria Kristul               Director          December 23, 2002
      --------------------
      Maria Kristul



      /s/ Robert A. Forrester         Director          December 23, 2002
      -----------------------
      Robert A. Forrester



                                      Director          December 23, 2002
      -----------------------
      Alex Rotzang



      /s/ J. Peter Gaskins            Director          December 23, 2002
      -----------------------
      J. Peter Gaskins



      /s/ Paul Garrigues              Director          December 23, 2002
      -----------------------
      Paul Garrigues

         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:

          1. I have reviewed this annual report on Form 10-KSB of Transnational Financial Network;


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


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



Date:    December 23, 2002
         /s/ Joseph Kristul
         ----------------------
         Joseph Kristul
         Chief Executive Officer/Principal Financial Officer