Form 10QSB
period 2003-01-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-03-17
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended January 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

                         Commission file number: 1-14219

                      Transnational Financial Network, Inc
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

California                                              94-2964195
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
 or organization)

401  Taraval Street, San Francisco, CA                                94116
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 14, 2003: 6,760,181.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                January 31, 2003

                                    UNAUDITED



                              TABLE OF CONTENTS                     PAGE NUMBER



PART 1   FINANCIAL INFORMATION

         Item 1.     Condensed Balance Sheets as of January 31, 2003
                     and April 30, 2002                                       2

                     Condensed Statements of Operations
                     for the Three and Nine Months Ended
                     January 31, 2003 and December 31, 2001                   3

                     Condensed Statements of Cash Flows for the
                     Three and Nine Months Ended January 31, 2003 and
                     December 31, 2001                                        4

                     Notes to Condensed Financial Statements                5-9

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        10-15

         Item 3.     Controls and Procedures                              15-15


PART 2   OTHER INFORMATION

         Item 1.     Legal proceedings                                       15

         Item 2.     Exhibits and Reports on Form 8-K                        16


                     SIGNATURES                                              16

                     CERTIFICATIONS REQUIRED BY 18 U.S.C.
                     SECTION 1530, SECTIONS 302 AND 906 OF THE
                     SARBANES-OXLEY ACT OF 2002                           17-19

Item 1.  Financial Information

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS



                                                                                   January 31,            April 30,
                                                                                      2003                   2002
                                                                                  -------------        -----------
                                                                                  -------------        -----------
                                                                                   (unaudited)          (audited)

         ASSETS
                  Cash and cash equivalents                                       $   3,880,809        $ 4,076,422
                  Mortgage loans held for sale
                                                                                     14,298,559          5,790,315
                  Notes receivable from shareholder
                                                                                         84,438             84,438
                  Goodwill
                                                                                      4,649,059          3,023,792
                  Property and equipment, net
                                                                                        187,914            148,553
                  Other assets
                                                                                      1,446,291          1,029,472
                                                                                  -------------        -----------
                                                                                  -------------        -----------
         TOTAL ASSETS                                                             $  24,547,070        $14,152,992
                                                                                  -------------        -----------
                                                                                  -------------        -----------

         LIABILITIES AND SHAREHOLDERS' EQUITY
                  Warehouse lines  of credit                                      $  14,045,285        $ 5,740,367
                  Accrued interest payable
                                                                                        133,294             44,271
                  Accounts payable and accrued liabilities
                                                                                        792,423            656,837
                  Settlement payable
                                                                                      1,440,267               -
                  Capital lease obligations
                                                                                         45,925             17,427
                  Subordinated debt
                                                                                      2,047,000          1,957,000
                                                                                  -------------        -----------
                                                                                  -------------        -----------
         TOTAL LIABILITIES                                                        $  18,504,194        $ 8,415,902
                                                                                  -------------        -----------

         SHAREHOLDERS' EQUITY
                  Preferred stock, no par value: 2,000,000 shares
                       Authorized, no shares issued and outstanding               $        -           $      -
                  Common stock, no par value: 20,000,000 shares
                       Authorized: 6,760,181 shares issued and outstanding,
                       as of January 31, 2003, and April 30, 2002
                                                                                     13,456,182         13,456,182
                  Accumulated deficit
                                                                                     (7,413,306)        (7,719,092)
                                                                                  -------------        -----------
                                                                                  -------------        -----------
         TOTAL SHAREHOLDERS' EQUITY                                               $   6,042,876        $ 5,737,090
                                                                                  -------------        -----------
                                                                                  -------------        -----------

                                                                                  -------------        -----------
                                                                                  -------------        -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  24,547,070        $14,152,992
                                                                                  =============        ===========
                                                                                  =============        ===========


         See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  For the Three                    For the Nine
                                                                   Months Ended                    Months Ended
                                                            January 31,    December 31,    January 31,   December 31,
                                                               2003             2001          2003            2001
                                                            -----------    -----------    ------------  --------------
                                                            -----------    -----------    ------------  --------------

REVENUE
         Net gain on sale of mortgage loans                 $ 1,995,895    $ 1,278,964     $ 4,271,776    $  3,391,671
         Production income                                    3,674,158      2,985,974      10,669,875       7,556,737
         Other income                                            18,917            901         111,391          42,986
                                                            -----------    -----------     -----------    ------------

TOTAL REVENUE                                                 5,688,970      4,265,839      15,053,042      10,991,394
                                                            -----------    -----------     -----------    ------------

DIRECT EXPENSE
         Commissions and production incentives                2,332,938      1,772,969       6,764,401       4,582,729
         Production                                             481,045        156,374       1,212,570         877,813
         Provision for early loan payoff penalties
             and loan losses                                     90,000       (228,713)        270,000          57,084
                                                            -----------    -----------     -----------    ------------
TOTAL DIRECT EXPENSE
                                                              2,903,983      1,700,630       8,246,971       5,517,626
                                                            -----------    -----------     -----------    ------------

NET INTEREST INCOME (EXPENSE)
         Interest income from loans in warehouse                735,952        588,037       1,536,246       1,996,073
         Interest expense on warehouse financing                841,290        656,576       1,731,594       2,500,288
                                                            -----------    -----------     -----------    ------------
NET INTEREST INCOME (EXPENSE)                                  (105,338)       (68,539)       (195,348)       (504,215)
                                                            -----------    -----------     -----------    ------------
GROSS PROFIT ON MORTGAGE ACTIVITIES                           2,679,649      2,496,670       6,610,723       4,969,553
                                                            -----------    -----------     -----------    ------------

INDIRECT EXPENSE
         Salaries and benefits                                1,161,760      1,268,456       3,359,175       3,607,944
         General and administrative                             823,371        191,865       2,160,838       1,665,004
         Occupancy                                              189,549        130,897         580,793         505,443
         Depreciation                                            23,964        442,178          70,500         534,253
                                                            -----------    -----------     -----------    ------------
TOTAL INDIRECT EXPENSE                                        2,198,644      2,033,396       6,171,306       6,312,644
                                                            -----------    -----------     -----------    ------------

OPERATING INCOME (LOSS)                                         481,005        463,274         439,417      (1,343,091)
                                                            -----------    -----------     -----------    ------------

NON-OPERATING INCOME (EXPENSE)
         Other interest expense                                 (94,773)       (82,526)       (268,434)       (245,426)
         Other income (expense)                                (151,600)       (54,483)        134,803        (332,978)
                                                            -----------    -----------     -----------    ------------
TOTAL NON-OPERATING INCOME (EXPENSE)                           (246,373)      (137,009)       (133,631)       (578,404)
                                                            -----------    -----------     -----------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                           $   234,632    $   326,265     $   305,786    $ (1,921,495)
                                                            -----------    -----------     -----------    ------------

PROVISION FOR INCOME TAXES                                         -              -               -               -

                                                            -----------    -----------     -----------    ------------
NET INCOME (LOSS)                                           $   234,632    $   326,265     $   305,786    $ (1,921,495)
                                                            -----------    -----------     -----------    ------------

NET INCOME (LOSS) PER SHARE
         Basic                                                    0.03           0.07            0.05           (0.44)
         Diluted                                                  0.03           0.07            0.04           (0.44)
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                                6,760,181      4,391,414       6,760,181       4,335,362
         Diluted                                              6,770,125      4,391,414       6,825,987       4,335,362


See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             For the Nine
                                                                                             Months Ended
                                                                                   January 31,      December 31,
                                                                                      2003             2001
                                                                                ---------------  -----------------
                                                                                ---------------  -----------------

Cash flows from operating activities:
         Net income (loss)                                                      $       305,786  $      (1,921,495)

         Adjustments to reconcile net income (loss) to net cash Provided by
             (used in) operating activities:
                       Depreciation and amortization                                     70,500            433,533
                       Provision for early payoffs and loan losses                      270,000             57,084
         Net effect of changes in operating assets and liabilities:
                  Other assets                                                         (686,819)           805,828
                  Accrued interest payable                                               89,023           (241,122)
                  Accounts payable and accrued liabilities                              135,586             53,837
                  Notes receivable from shareholder                                        -                58,168
                  Non-cash charges for services performed                                  -                45,732
                  Issuance of stock warrants for services                                  -               (17,705)
         Net effect of changes in mortgage loan activities:
                  Mortgage loans - originated for sale                             (468,108,767)      (526,314,714)
                  Mortgage loans - proceeds from sales                              459,600,523        526,256,741
                                                                                ---------------  -----------------
         Net cash used in operating activities                                       (8,324,168)          (784,113)
                                                                                ---------------  -----------------

Cash flows used in investing activities:
         Property and equipment - purchases                                             (67,472)           (24,436)
         Notes receivable from Loan Link, LLC - repayments                                 -               300,000
         Net decrease in restricted cash                                                   -                  -
                                                                                ---------------  -----------------
Net cash (used in) provided by investing activities                                     (67,472)           275,564
                                                                                ---------------  -----------------

Cash flows provided by (used in) financing activities:
         Warehouse lines of credit - net borrowings (repayments)                      8,304,918            185,345
         Issuance of subordinated debt                                                1,052,000            680,000
         Repayments of subordinated debt                                               (962,000)              -
         Payments on settlement payable                                                (185,000)              -
         Repayments of capital lease obligations, net                                   (13,891)              -
         Short-term borrowings                                                             -              (759,491)
         Sale of common stock                                                              -               900,000
                                                                                ---------------  -----------------
Net cash provided by financing activities                                             8,196,027          1,005,854
                                                                                ---------------  -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (195,613)           497,305
                                                                                ---------------  -----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,076,422            595,488
                                                                                ---------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     3,880,809  $       1,092,793

                                                                                ---------------  -----------------

CASH PAID (REFUNDED) DURING PERIOD FOR:
         Interest                                                               $     2,039,563  $       2,666,817
         Income taxes
                                                                                           -                (1,540)

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Property and equipment acquired under capital lease                    $        42,389  $            -
         Goodwill and settlement payable arising from settlement of litigation
                                                                                      1,625,267               -


See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                January 31, 2003

                                   (unaudited)

     NOTE 1 General - The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three and nine month periods ended January 31, 2003 and December 31, 2003, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the four months ended April 30, 2002 and for the year ended December 31, 2001. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three and nine months ended January 31, 2003 and December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Effective April 30, 2002, the Company changed its fiscal year-end from December 31 to April 30. For purposes of this Quarterly Report on Form 10-QSB, the Company's condensed statements of operations and cash flows consist of the three and nine months ended January 31, 2003 and December 31, 2001. The Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-QSB compares financial information for the three and nine month periods ended January 31, 2003 and December 31, 2001.

     Certain amounts reflected in the condensed financial statements for the three and nine month periods ended December 31, 2001 have been reclassified to conform to the presentation for the three and nine month periods ended January 31, 2003.

     NOTE 2 New Accounting Standards - The Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has performed an assessment of goodwill as of January 31, 2003 and has determined that no impairment has arisen. Included in the Company's assets as of January 31, 2003 is goodwill related to an acquisition in 1999 with a net carrying value of $4,649,059. The adoption of SFAS No. 142 has resulted in a decrease of amortization expense by approximately $400,000 per year, which amortization is a non-cash item. The impact of SFAS No. 142 on net results for the nine months ended January 31, 2003 and December 31, 2001 follows:


-------------------------------------------- ------------------ ---------------
Financial statement caption                  January 31, 2003   December 31,
---------------------------                  ----------------   ------------
                                                                    2001
                                                                 (Restated)
-------------------------------------------- ------------------ ---------------
-------------------------------------------- ------------------ ---------------
Reported net income (loss)                      $  305,786      $  (1,921,495)
-------------------------------------------- ------------------ ---------------
-------------------------------------------- ------------------ ---------------
Add back:  Goodwill amortization                      -               302,160
-------------------------------------------- ------------------ ---------------
-------------------------------------------- ------------------ ---------------
Adjusted net income (loss)                      $  305,786      $  (1,619,335)
                                                ==========      =============
-------------------------------------------- ------------------ ---------------
-------------------------------------------- ------------------ ---------------
Basic and diluted income (loss) per share:
-------------------------------------------- ------------------ ---------------
-------------------------------------------- ------------------ ---------------
        Reported net income (loss)              $    0.05       $      (0.44)
-------------------------------------------- ------------------ ---------------
-------------------------------------------- ------------------ ---------------
Add back: Goodwill amortization                      0.00               0.07
-------------------------------------------- ------------------ ---------------
-------------------------------------------- ------------------ ---------------
Adjusted net income (loss) per share            $    0.05       $      (0.37)
                                                ==========      =============
----------------------------------------------- ------------------ ------------

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and will be incorporated into the financial statements and accompanying footnotes issued for those periods as required.

     NOTE 3       Financing Facilities -

     A. Warehouse Lines Of Credit - As of January 31, 2003, the Company maintained two revolving warehouse lines of credit with a total borrowing capacity of $27.5 million (including "emergency" or "bulge" capacity) to fund mortgage loan originations. There are geographic restrictions on $15 million of this borrowing capacity, with $10 million restricted to loans on Arizona properties and $5 million restricted to loans on California properties. Advances are made on the warehouse lines for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The lines of credit bear interest at 6.50%, or one month LIBOR plus a margin ranging from 4.43% to 4.93% for an average rate of 5.63% at January 31, 2003. The lines do not have an expiration date, but are cancelable at any time upon written notice by either party. In connection with these lines, the Company is required to maintain compensating balances with the warehouse lenders of not less than $250,000.

     Subsequent to January 31, 2003, the Company was notified that one of its two revolving warehouse lenders had been taken into receivership by the FDIC. The total amount of this line, which will no longer be available after March 27, 2003, is $18 million. The Company has approximately $167,000 on deposit with this lender to satisfy compensating balance requirements. The bank accounts have been frozen. The FDIC has informed the Company that $100,000 of the deposit is fully insured and will be returned. The remaining funds, in the approximate amount of $67,000, are uninsured and will not be returned until the lender has been fully liquidated. Although uninsured deposits take priority over other creditors, the FDIC could not provide assurance that the full amount of the uninsured deposit would be returned.

     B. Master Sale Agreement - In November 2000 the Company entered into a Quick Sale Master Loan Participation and Custodian Agreement (Quick Sale Gestation Line) with a financial institution. This agreement was amended and renewed on April 22, 2002. Under the terms of the agreement, as amended, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institution's approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this agreement, the Company is required to repurchase certain loans that, subsequent to acquisition by the financial institution, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the nine month periods ended January 31, 2003 and December 31, 2001, the Company was not required to repurchase any loans from this financing facility. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution until it is ultimately resold to a third party investor, and during this intermediate period the Company sub-services the loans on behalf of the financial institution. The agreement was $30 million as of January 31, 2003. Interest on the line is at Prime Rate plus 1.0%, or 6.50%, whichever is greater, when the balance is $30 million or less (Prime was 4.25% at January 31, 2003). The line can be increased by up to $10 million on an interim basis at the sole discretion of the institution at a higher interest rate. To date, the Company has not utilized this interim bulge capacity. In connection with this Master Sale Agreement, the Company is required to maintain compensating balances of not less than $1,000,000.

     C. Master Mortgage Loan Purchase Agreement - In June 2002 the Company entered into a Master Mortgage Loan Purchase Agreement with a financial institution. Under the terms of the agreement, the financial institution purchases a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institution's approval of the loan quality based on its underwriting standards. The Company recognizes loans transferred under this line as a gain on sale immediately upon the loan being purchased and funded by the financial institution. In connection with this agreement, the Company is required to repurchase certain loans that, subsequent to acquisition by the financial institution, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. To date, the Company has not been required to repurchase any loans funded with this facility. The agreement was $15 million as of January 31, 2003 and bears interest at the greater of LIBOR or Federal Funds plus 2.75%. As of January 31, 2003, LIBOR was 1.35% and the Federal Funds rate was 1.33 %. In connection with this Master Sale Agreement, the Company is required to maintain compensating balances of not less than $1,500,000.

     The aggregate warehouse funding facilities available to the Company was $82.5 million as of January 31, 2003, of which $13 million was emergency or interim bulge capacity. When the lender that was taken into receivership by the FDIC ceases operations in late March 2003, the total available warehouse funding facilities will be $64.5 million, of which $10 million will be emergency or interim bulge capacity.

     The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.75 million.. As of January 31, 2003 the Company was in violation of one financial covenant with two of its lenders, one of which is the institution taken into receivership by the FDIC. Since that facility will be unavailable after March 2003, we did not request a waiver from them as of January 31, 2003. The second lender has acknowledged the financial debt covenant violation and continues to make warehouse financing available to the Company under the terms of the respective financing facility. There is a risk that the provider of this financing facility could terminate the financing facility agreement as a result of the debt covenant violation; however, notwithstanding covenant violations, existing provisions included in the agreement give the lender the ability to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Therefore, the covenant violations do not give the lender any greater contractual right or power to terminate its agreement than exists when the Company is in full compliance with all financial covenants. Termination of the facility could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO and Maria Kristul, President have both personally guaranteed the four facilities in place at January 31, 2003.

     NOTE 4 Other Assets - As of January 31, 2003 and April 30, 2002, the Company's other assets consisted of the following:

                                             January 31, 2003   April 30, 2002
                                             ----------------  ---------------
                                             ----------------  ---------------
Receivables, net of allowances for bad debts    $   898,283    $  605,124
Mandatory forward delivery commitments                 (600)      (25,156)
Commitments to extend credit                        432,000       321,753
Deposits and prepaids                               116,608       127,751
                                                -----------    ----------
Total                                           $ 1,446,291    $1,029,472
                                                ===========    ==========


     Receivables consist of amounts due from the subsequent sale of mortgage loans held for sale, commissions, and other miscellaneous mortgage related receivables. Mandatory forward delivery commitments and commitments to extend credit represent the fair value of the contractual loan and mandatory forward delivery commitments, as required under SFAS No. 133.

     NOTE 5 Subordinated Debt and Notes Payable - During the nine months ended January 31, 2003, the Company paid down subordinated debt amounting to $962,000 and issued new subordinated debt in the amount of $1,052,000. The new debt was issued on substantially the same terms as the debt that was retired. All subordinated debt bears interest at 15% and has maturity dates ranging from March 31, 2003 to June 29, 2005. Subordinated debt interest expense of $224,960, and $350,960 was incurred in the fiscal periods ended January 31, 2003 and December 31, 2001, respectively.

     As of January 31, 2003, there were 88,500 warrants outstanding related to the Company's subordinated debt with exercise prices ranging from $0.75 to $1.00. The Company also granted an additional 40,000 warrants during the third quarter to an outside investor relations firm for services to be performed, with an exercise price of $0.55.

     NOTE 6 Stock Option Activity - During the nine months ended January 31, 2003, common stock option activity under the Company's 2000 Stock Incentive Plan (the "Plan") was as follows; 150,000 common stock options with a weighted average strike price of $1.98 were cancelled and 100,000 common stock options were issued at a strike price of $0.68. The grant for 100,000 options was subsequently forfeited prior to January 31, 2003 as the grantee resigned from the Company. Other options were issued as follows: 585,000 at a strike price of $0.73, 65,000 at a strike price of $0.30, and 50,000 at a strike price of $0.22. There were 963,941 options outstanding under the Plan as of January 31, 2003.

     There were 235,000 options outstanding under the Company's 1998 Stock Incentive Plan, at a strike price of $7.50. There was no activity under this plan for the nine months ended January 31, 2003.

     During the nine months ended January 31, 2003, the Company's board of directors agreed to issue 300,000 common stock options at a strike price of $0.73 to the CEO. The shares will be unregistered and the options carry a term of four years from the date then granted. The options were not part of the Company's existing option plans and are subject to shareholder approval at the next shareholder meeting.

     NOTE 7 Basic Net Income (Loss) Per Share - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended January 31, 2003 and December 31, 2001, the effect of including potentially dilutive securities in the calculation of diluted net income (loss) per share is insignificant and antidilutive, respectively. For the nine months ended January 31, 2003 and December 31, 2001, the effect of including potentially dilutive securities in the calculation of diluted net income (loss) per share is dilutive and antidilutive, respectively. Potentially dilutive securities were 848,135 and 815,000 at January 31, 2003 and December 31, 2001, respectively.

     NOTE 8 Fair Value of Financial Instruments - A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of January 31, 2003 and April 30, 2002, including financial instruments whose contract amount represents credit risk only is as follows:

                                          January 31, 2003      April 30,2002
                                          -----------------     ---------------
                                          -----------------     ---------------
 Commitments to extend credit             $     63,984,106      $    41,953,193
 Mandatory forward delivery commitments          9,000,000            5,000,000


     Commitments to extend credit are contractual agreements entered into with customers to fund mortgage loans, which remain valid as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement. If the Company cannot deliver the agreed-upon loans into the commitment by the expiration date, the Company is subject to a financial penalty ("pair-off fee").

     NOTE 9 Restatement - During the period ended October 31, 2002, the Company determined that the methodology used to calculate the fair value of derivative instruments during 2001 and the first four months of 2002 did not accurately indicate the amount and timing of these assets. The Company adopted SFAS No. 133 beginning on January 1, 2001 and determined that its rate lock and forward commitments were considered derivative instruments. Upon adoption, the Company determined that the fair value of these derivative instruments was $314,000, or $0.07 per share , which was recorded as a cumulative effect of change in accounting principle. The fair value of these instruments is included in other assets. The Company has determined that the estimated fair value of these instruments upon adoption was incorrect and the correct amount should have been $346,960, or $0.09 per share. Additionally, the Company estimated the fair value of these instruments for each period thereafter and recognized the change in fair value in the statement of operations. Subsequently, the Company determined that it incorrectly stated the estimated fair value of these instruments and is in the process of restating its financial statements for the quarters ended March 31, June 30, and September 30, 2001. The restatement for December 31, 2001 has already been filed as part of the restatement for April 30, 2002 on December 23, 2002. The restatement of the statement of operations for the period ended December 31, 2001 has already been reflected in these financial statements. The effect of this restatement on the fair value of the rate lock and forward delivery commitments and the related financial statements captions for the respective periods during 2001 is as follows:

----------------------------- ------------------- ----------------- ----------------- -------------------
                                At and for the     At and for the    At and for the    At and for the 3
                                 year ended:      3 months ended:   3 months ended:     months ended:
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
                              December 31, 2001    September 30,     June 30, 2001      March 31, 2001
                              -----------------    --------------    -------------      --------------
                                                        2001
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Fair value of derivatives -   $         480,508   $       446,381   $    402,254      $     358,127
as reported
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Fair value of derivatives -   $         287,360   $       305,521   $    399,651      $     584,016
as adjusted
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------

----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Total assets - as reported    $      23,880,633   $    13,462,843   $ 18,350,796      $  24,554,533
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Total assets - as adjusted    $      23,687,485   $    13,321,983   $ 18,348,193      $  24,780,422
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------

----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Total shareholders' equity    $       4,500,338   $     4,121,235   $  3,853,319      $   5,074,769
- as reported
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Total shareholders' equity    $       4,307,190   $     3,980,375   $  3,850,716      $   5,300,658
- as adjusted
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------

----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Other income - as reported    $         130,186   $        67,304   $     61,335      $      22,848
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Other income - as adjusted    $         (95,922)  $       (94,130)  $   (167,157)     $     215,778
(1)
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------

----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Net loss - as reported        $      (2,204,277)  $      (660,911)  $ (1,220,900)     $    (701,819)
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Net loss - as adjusted        $      (2,397,425)  $      (798,368)  $ (1,449,392)     $    (475,930)
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------

----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Net loss per share - as       $          (0.51)   $        (0.14)   $     (0.29)      $      (0.16)
reported
----------------------------- ------------------- ----------------- ----------------- -------------------
----------------------------- ------------------- ----------------- ----------------- -------------------
Net loss per share - as       $          (0.55)   $        (0.17)   $     (0.34)      $      (0.11)
adjusted
----------------------------- ------------------- ----------------- ----------------- -------------------



     (1)Certain amounts have been further restated due to reclassifications made to conform the 2001 financial statement presentation to the 2002 financial statement presentation.

     NOTE 10 Subsequent Events - Subsequent to January 31, 2003, the Company was notified that one of its two revolving warehouse lenders had been taken into receivership by the FDIC. The total amount of this line, which will no longer be available after March 27, 2003, is $18 million. The Company has approximately $167,000 on deposit with this lender to satisfy compensating balance requirements. The bank accounts have been frozen. The FDIC has informed the Company that $100,000 of the deposit is fully insured and will be returned. The remaining funds, in the approximate amount of $67,000, are uninsured and will not be returned until the lender has been fully liquidated. Although uninsured deposits take priority over the creditors, the FDIC could not provide assurance that the full amount of the uninsured deposit will be returned.


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

Change in Fiscal Year

The Company changed its fiscal year end from December 31st to April 30th, effective April 30, 2002. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-QSB to 2003 or 2002 are to the fiscal year ending on April 30th in the year named. This means that the fiscal year ending April 30, 2002 is referred to as "2002."

GENERAL

Transnational Financial Network, Inc. ("Transnational Financial Network, Inc." or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly-owned retail offices in San Francisco and Campbell, California. In addition, we maintain Net Branches in association with local mortgage brokerage companies. The purpose of the Net Branch relationship is for the brokerage to send their loan production to us, and for us, in return, to provide loan processing, accounting and payroll services to them. The legal form of the relationship requires that their revenues and expenses be included in our income statement; however, there is no impact on net income as any profits are returned to the owner of the brokerage. Conversely, if there are losses, the owner of the brokerage must reimburse us. The Net Branches are a vehicle, operating under our California Real Estate License, to capture more mortgage loan flow for our wholesale operations. Since these Net Branches are independently owned, they have not historically maintained their affiliations with fully licensed mortgage bankers on a long-term basis. As of the end of the quarter, we had two Net Branches, one in Rancho Cucamonga and one in Victorville, California. Subsequent to the end of the quarter, the owners of these branches reaffiliated elsewhere, although we continue to receive loans to fund from them. We are currently in the early stages of setting up a Net Branch in San Diego. We expect to continue our policy of adding and subtracting Net Branches from our network on an opportunistic basis in the future.

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

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                                              Origination Volumes
                                                                  ($ millions)

Fiscal Quarter Ending    1-31-03   10-31-02   7-31-02    3-31-02   12-31-01   9-30-01   6-30-01  3-31-01  12-31-00
---------------------    -------   --------   -------    -------   --------   -------   -------  -------  --------
Wholesale                 $197       $179       $ 95      $116      $195      $153      $188     $249     $182
Retail                    $242        253        205       172       202       145       136      108       88
                          ----       ----       ----      ----      ----      ----      ----     ----     ----
Total                     $439       $432       $300      $288      $397      $298      $324     $357     $270


QUARTER AND NINE MONTHS ENDED JANUARY 31, 2003 COMPARED TO QUARTER AND NINE MONTHS ENDED DECEMBER 31, 2001

Revenue Analysis

Total revenues for the nine months ended January 31, 2003 increase 37% to $15.1 million from the year earlier period. This occurred despite aggregate loan originations for the Company increasing only 14.9% in the nine months ended January 31, 2003 when compared to the nine months ending December 31, 2001. This disparity was the result of three trends:

First, the Company's Gain on Sale revenues (solely from its wholesale business) increased 25.9%. This gain was due to a 44% improvement of our gain on sale margin to 91 basis points in the nine months just ended, compared to 63 basis points in the year earlier period. This improvement principally reflects the change to our product mix which we began implementing in the third quarter of 2001 in our efforts to focus on higher margin mortgage products. In addition, we believe our gain on sale margin also benefited from the substantial influx of money into the mortgage security markets seeking higher yields.

As shown in the table below, we have increased our Gain on Sale consistently over the last two years, with an 84% rise from the 55 basis points in the quarter ended March 31, 2001 to 101 basis points in the quarter which recently ended.

                             Wholesale Gain On Sale
                                 (Basis Points)

Fiscal Quarter Ending    1-31-03   10-31-02   7-31-02    3-31-02   12-31-01    9-30-01    6-30-01   3-31-01
---------------------    -------   --------   -------    -------   --------    -------    -------   -------
Gain on Sale             101       89         74         71        66          68         57        55

Second, despite historically high industry mortgage originations, the Company's wholesale originations declined 12.5% in the recently ended nine months when compared to the like period a year earlier, although they were virtually flat in the quarter to quarter comparison. This entire decline occurred in the quarter that ended July 31, 2002, when the Company's wholesale originations declined by $93 million to $95 million from $188 million in the year earlier period. This was the last quarter where the company experienced the negative effects from the comparative earlier period due to the restructuring of its wholesale production organization at end of 2001 and in early 2002. As can be seen in the table above, the recovery in production was completed during the quarter that ended October 31, 2002.

The Company's wholesale loan originations, while being heavily influenced by the market environment, are also heavily influenced by its capital base. Our capital base determines the amount of warehouse and quicksale lending available to us, which, in turn, can act as a limit on the amount of loans we are able to fund. In the current environment, we believe that our capital base has resulted in limiting our wholesale mortgage origination volume to about 60% of what we would have been able to do if we had had sufficient capital available.

Third, retail loan production, on the other hand, is not limited by our capital base. Reflecting the strong housing trends in our primary markets and the nationwide mortgage-refinancing boom, our retail loan originations have been very strong. Our retail mortgage originations for the nine months that recently ended increased by 44.9 %, to $700 million from $483 million in the year earlier period.

In addition to benefiting from industry trends, we also have strengthened our internal efforts to increase retail production in two ways. First, we have added loan officers to our staff in our Campbell, California office, thus expanding its loan production base. Second, we have opened a second San Francisco retail effort, one that is intended to broaden the retail mortgage market we serve. These efforts have begun to make a measurable contribution to our retail loan originations.

Gross Profit Analysis

Gross profits for the nine months ended January 31, 2003 increased 33% to $6,610,723 from the year earlier period, a slightly smaller gain than our overall revenue gain for the period. This reflected a decline in our gross margin to 43.9% in the recently ended nine months, from 52.6% in the year earlier period. The sole source of this decline occurred in the recently ended quarter, when our gross margin declined from 58.5% a year earlier to 47.1% most recently.

As shown in the table below, we have experienced generally increasing gross margins over the last two years, although there has been quarter-to-quarter variability due to various special factors. The peak gross margin shown in the fourth calendar quarter of 2001 was primarily due to an adjustment, as discussed below, in our Provision for Early Loan Payoffs. In the absence of this adjustment, the gross margin for the quarter ended December 31, 2001 would have been approximately 50%. Similarly, the gross margin in the quarter ended July 31, 2002 was depressed due to the low wholesale originations in that period.

                           Gross Profit Margin Trends

Fiscal Quarter Ending    1-31-03   10-31-02   7-31-02    3-31-02   12-31-01    9-30-01    6-30-01   3-31-01
---------------------    -------   --------   -------    -------   --------    -------    -------   -------
Gross Profit Margin      47.1%     43.9%      38.8%      45.9%     58.5%       40.0%      34.9%     34.7%
Total                    $439      $430       $300       $288      $397        $298       $324      $357



The decreased gross margin for both the quarter and the nine months was entirely due to two factors. First, there has been a substantial change in our mix of business over the last 12-18 months, with an increasing proportion of our business coming from retail loan originations. Our wholesale mortgage originations, which have higher gross profitability than retail mortgage originations, were 40.1% of our total loan originations in the recently ended nine months, down from 52.6% in the comparative period a year earlier. The reason for this mix of business change, as discussed earlier, was largely due to the capacity constraints of our borrowing facilities that fund our wholesale loan originations. The second factor, as discussed below, was a negative swing in our Provision for Early Loan Payoffs.

In addition, there were two, largely offsetting, changes in some of our variable expenses. On the negative side, our Provision for Early Loan Payoff expenses swung $212,916 from $57,084 in the nine months ended December 31, 2001, to $270,000 in the recently ended nine month period. On the positive side, Net Interest Expense on our warehouse funding declined $308,867 from $504,215 in the nine months ended December 31, 2001, to $195,348 in the recently ended nine month period.

The Provision for Early Loan Payoff credit in the nine-month year earlier period was abnormal, and reflected a one-time assessment of the amount (approximately $229,000 in the quarter ended December 31, 2001) the Company would be able to recover from brokers that had refinanced loans wherein they were liable for any early payoff fees that were incurred as a result. Similarly, management believes that the $270,000 expense in the nine month period recently ended will be much lower in the next fiscal year. In mid-calendar 2002, the Company stopped underwriting assymetrical mortgages whereby the Company was liable for a prepayment penalty if the loan was refinanced within a certain period, but the borrower was not. As a result, management expects that the fourth quarter of the current fiscal year will be the last quarter of material expenses in the Provision for Early Loan Payoffs.

The decline in the Net Warehouse Interest Expense was driven by three factors:
First, the Company has benefited from a decline in short-term borrowing rates that has been proportionately greater than the decline in mortgage lending rates. Second, the Company was able to increase certain borrowing facilities at lower interest rates in the nine months that recently ended when compared to the year earlier period. Third, the average number of days our loans remained financed ("days in the warehouse") prior to being purchased in the secondary market declined. The average number of days our loans remained financed prior to secondary market purchase was approximately 18 days in the recently ended quarter. We do not expect this to change materially in the near future.

Indirect Expense Analysis

Aggregate Indirect Expenses declined 2.2% to $6.2 million in the nine month period ended January 31, 2003 when compared to the like period a year earlier. As shown in the table below, the Company has consistently driven its Operating Expenses as a percent of revenues lower over the last two years.

                        Indirect Expenses and Components
                           (As a Percent of Revenues)

Fiscal Quarter Ending      1-31-03   10-31-02   7-31-02    3-31-02   12-31-01    9-30-01    6-30-01   3-31-01
---------------------      -------   --------   -------    -------   --------    -------    -------   -------
Total Indirect Expenses       38.6%      38.9%     47.5%      53.0%      47.7%      58.5%      55.4%     59.6%
    Salaries and              20.4%      21.1%     27.0%      34.8%      29.7%      33.6%      29.4%     36.9%
Benefits
    General and Admin.        14.5%      13.6%     15.1%      12.1%       4.5%      18.0%      18.7%     14.0%

There were three major trends in these comparisons.

First, Salaries and Benefits, our largest single expense and one representing 54% of all of our Indirect Expenses for the nine-month period ended January 31, 2003, declined 6.9% in the recently ended nine month period, when compared to the year earlier period. This is the result of our intense focus on increasing our operating efficiency at all levels. As seen in the table above, we have reduced our Salaries and Benefits as a percent of our revenues from a peak of 36.9% in the first calendar quarter of 2001 to 20.4% in the recently ended quarter.

Second, our General and Administrative expense, representing 35% of all of our Indirect Expenses, increased $495,834 in the recently ended nine month period, a 7.9% increase. In the recently ended quarter alone, our General and Administrative expenses increased over $630,000, almost entirely from legal and accounting expenses.

During this past nine months, these expenses have inflated dramatically over what we believe we will see on an ongoing basis in our next fiscal year. The causes have been twofold. First, our total auditing and external accounting expenses for this fiscal year will be nearly triple what we expect to see going forward as a result of our changing our fiscal year and changing our auditing firms. Second, our legal bills during the last nine months have been abnormally high as a result of litigation that was settled in December, 2002. By way of comparison, we estimate that we will incur a total of approximately $970,000 of Professional Fee expenses in the current fiscal year, yet we are currently estimating that we will incur only $450,000 of such expenses in our next fiscal year.

Third, our Depreciation and Amortization expense has declined significantly in both the quarter and nine month periods just ended when compared to the similar periods a year earlier. The sole reason for this was the impact of the FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 142 requires that we no longer amortize goodwill while at the same time requiring that we periodically evaluate the Goodwill asset for impairment. The amount of goodwill amortization recorded on a quarterly basis prior to adoption of SFAS No. 142 was approximately $100,000. The favorable impact of this change in accounting practice is represented on our quarterly financial results. The year-over-year comparative benefit from adoption of SFAS No. 142 will not be present in future fiscal periods to the extent that goodwill is no longer amortized and the Goodwill asset is not impaired.

Non-Operating Expense Analysis

Our Non-Operating Expenses consist of two matters.

First, we incur Other Interest Expense. This is interest expense that is not directly associated with our mortgage lending activities (warehouse loans). It results primarily from the subordinated debt we have incurred to bolster our capital base, and is paid out monthly. During both the quarter and nine months recently ended as compared to the comparable periods a year ago, there was not a material difference in these expenses.

The second part of our Non-Operating Expense is labeled "Other Income/Expense". It consists almost entirely of non-cash items that derive from the application of Statement of Financial Accounting Standard Number 133 relating to the accounting for mortgage loan derivative instruments. This figure will be either positive or negative from quarter to (consecutive) quarter, principally based upon whether or not our locked mortgage pipeline (mortgages where we have committed, or locked in, to a buyer to fund a mortgage for a specific amount at a specific rate) rises or falls from the immediately preceding quarter.

In the quarter just ended, there was a negative adjustment to this SFAS 133 asset of just over $150,000. This reflects the fact that our locked pipeline declined in size at January 31, 2003, compared to what it was at October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ("the period") ended January 31, 2003, the Company was slightly cash flow negative, with the Company's cash and cash equivalents decreasing by $196 thousand to $3.9 million as of January 31, 2003 as compared to $4.1 million at April 30, 2002. Of the Company's total cash of $3.9 million, $2.75 million is held as compensating balances by warehouse lenders as of January 31, 2003. The Company's adjusted net income (after adjusting for depreciation and amortization of $70.5 thousand and the provision for early payoffs and loan losses of $270 thousand) of $646.5 thousand, combined with changes in operating assets and liabilities for the period ended January 31, 2003, used cash in the total amount of $8.3 million. This was almost entirely due to more loans being funded than loans being sold, in the amount of $8.5 million. Financing activities provided net cash of $8.2 million as net borrowings on financing facilities of $8.3 million and issuances of subordinated debt of $1.1million exceeded repayments of subordinated debt of $962 thousand. The new subordinated debt was issued on substantially the same terms as the debt that was retired. Repayments on the settlement related to the LRS litigation were $185 thousand in 2003.

Settlement of the LRS litigation resulted in a non-cash investing and financing activity of $1.625 million in 2003.

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through a Master Sale Agreement, a Master Mortgage Loan Purchase Agreement, or traditional warehouse lines of credit ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's prior operating losses eroded its net worth and cash position, which has made it more difficult to obtain adequate financing facilities at favorable rates as needed to support further business expansion. As of January 31, 2003, the Company had a total of four financing facilities for a maximum financing capacity of up to $82.5 million.

Subsequent to January 31, 2003, the Company was notified that one of its two revolving warehouse lenders had been taken into receivership by the FDIC. The total amount of this line, which will no longer be available after March 27, 2003, is $18 million. When this facility is closed, if it has not been replaced, the Company will have a total of $64.5 million available in warehouse credit lines. The Company is currently in the process of negotiations with other warehouse lenders to replace this facility. There can be no assurance that the negotiations will be successful.

The Company has approximately $167,000 on deposit with this lender to satisfy compensating balance requirements. The bank accounts have been frozen. The FDIC has informed the Company that $100,000 of the deposit is fully insured and will be returned. The remaining funds, in the approximate amount of $67,000, are uninsured and will not be returned until the lender has been fully liquidated. Although uninsured deposits take priority over other creditors, the FDIC could not provide assurance that the full amount of the uninsured deposit will be returned.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.75 million.. As of January 31, 2003, the Company was in violation of one financial covenant with two of its lenders, one of which is the institution taken into receivership by the FDIC. Since that facility will be unavailable after March 2003, we did not request a waiver from them as of January 31, 2003. The second lender has acknowledged the financial debt covenant violation and continues to make warehouse financing available to the Company under the terms of the respective financing facility. There is a risk that the provider of this financing facility could terminate the financing facility agreement as a result of the debt covenant violation; however, notwithstanding covenant violations, existing provisions included in the agreement give the lender the ability to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Therefore, the covenant violation does not give the lender any greater contractual right or power to terminate its agreement than exists when the Company is in full compliance with all financial covenants. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO and Maria Kristul, President have both personally guaranteed the four facilities in place at January 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements included in the Form 10-KSB for the fiscal period ended April 30, 2002. These policies have been applied consistently in all material respects and address matters such as: revenue recognition, loan inventory valuation, asset impairment recognition and stock based compensation and fair value of financial instruments. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Item 3

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.


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

Item 2.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
                                                   NONE

(b)      REPORTS ON FORM 8-K

                  On December 13, 2002 the registrant filed a Form 8-K reporting under Item 4 a change in accountants. This Form 8-K was amended on January 3, 2003.





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Transnational Financial Network, Inc.

March 14, 2003                      /s/ Joseph Kristul
                                    Joseph Kristul, Chief Executive Officer


March 14, 2003                      /s/ Katey Carroll
                                    Katey Carroll
                                    Chief Financial Officer

                                 CERTIFICATIONS

                              Certification of CEO
                    pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002 regarding Quarterly Report on Form
                  10-QSB for the quarter ended January 31, 2003

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB for the fiscal period ended January 31, 2003 (the Form 10Q-SB) fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:       March 14, 2003         By:/s/ Joseph Kristul
                                      -----------------------------------------
                                      Joseph Kristul
                                      Chief Executive Officer

                              Certification of CFO
                    pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002 regarding Quarterly Report on Form
                  10-QSB for the quarter ended January 31, 2003

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB for the fiscal period ended January 31, 2003 (the Form 10Q-SB) fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:       March 14, 2003         By:/s/ Katey Carroll
                                      -----------------------------------------
                                      Katey Carroll
                                      Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:


         1. I have reviewed this quarterly report on Form 10-QSB of Transnational Financial Network, Inc.;


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




Date:   March 14, 2003           /s/ Joseph Kristul
                                 ------------------------------------------
                                 Joseph Kristul
                                 Chief Executive Officer

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



Date: March 14, 2003              /s/ Katey Carroll
                                  ------------------------------------------
                                  Katey Carroll
                                  Chief Financial Officer