Form 10QSB/A
period 2001-03-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-04-01
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 (Amendment #2)



                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                  For the quarterly period ended March 31, 2001

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                 MARCH 31, 2001

                                    UNAUDITED

                                EXPLANATORY NOTE

         This Form 10-QSB/A is being filed to amend and restate the information disclosed in Items 1 and 2 of Part 1 of the Form 10-QSB/A filed on July 30, 2002 (Amendment #1) for the quarter ended March 31, 2001. The previous filing did not accurately indicate the amount and timing of the fair value of mortgage loan derivative instruments, and the following restatement recapitulates the disclosures in the previous filing to reflect more accurately those values and timing.



                       TABLE OF CONTENTS                            PAGE NUMBER


PART 1     ITEM 1      FINANCIAL INFORMATION


                       Condensed Balance Sheets as of March 31, 2001
                       and December 31, 2000                                  2


                       Condensed Statements of Operations
                       For the Three Months Ended
                       March 31, 2001 and 2000                                3

                       Condensed Statements of Cash Flows for the
                       Three Months Ended March 31, 2001 and 2000             4


                       Notes to Condensed Financial Statements                5

           ITEM 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          6

           ITEM 3.      Controls and Procedures                              10

PART 2                  OTHER INFORMATION

           ITEM 1       Exhibits and Reports on Form 8-K                     10


                        SIGNATURES                                           11


                       Certifications Required by 18 U.S.C.                  12
                       Section 1530, Sections 302 and 906 of the
                       Sarbanes-Oxley Act of 2002

ITEM I.  FINANCIAL INFORMATION

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                                        March 31,    December 31,
                                                                          2001          2000
                                                                        ========     ===========

                                                                        (restated)     (audited)
ASSETS

           Cash and cash equivalents                              $      595,488    $   892,938
           Mortgage loans held for sale                               17,791,047     20,307,222
           Accrued interest receivable                                     1,364         41,733
           Due from Shareholders                                           6,284         11,613
           Receivable from Loan Link, LLC                                   -           300,000
           Notes receivable                                              136,322        136,322
           Goodwill                                                    3,327,601      3,428,321
           Property and equipment, net                                   266,586        296,913
           Other assets                                                2,655,730      1,477,077

                                                                   -------------    ------------

TOTAL ASSETS                                                      $   24,780,422    $26,892,139
                                                                   =============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
           Warehouse notes payable                                $   16,109,105    $19,645,445
           Accrued interest payable                                      390,739        219,602
           Accounts payable and accrued liabilities                      893,429        556,209
           Notes payable                                                 759,491           -
           Subordinated debt                                           1,327,000        712,000
                                                                   -------------    -----------
TOTAL LIABILITIES                                                     19,479,764     21,133,256
                                                                   -------------    -----------


SHAREHOLDERS' EQUITY:
           Preferred stock, no par value: 2,000,000 shares
              authorized, no shares issued and outstanding                   -              -
           Common stock, no par value: 10,000,000 shares
           authorized: 4,279,310 shares issued and outstanding,
           as of March 31, 2001 and December 31, 2000                 10,612,155     10,594,450
           Accumulated deficit                                        (5,311,497)    (4,835,567)
                                                                   -------------    -----------

TOTAL SHAREHOLDERS' EQUITY                                             5,300,658      5,758,883

                                                                   -------------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   24,780,422    $26,892,139

                                                                   =============    ===========



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                      For the Three
                                                                      Months Ended
                                                                        March 31,
                                                              ------------------------------

                                                                       2001            2000
                                                                       ----            ----
                                                                 (restated)
    INCOME

           Net gain on sale of mortgage loans                 $   1,061,561     $   397,164
           Production income                                      2,004,432       1,302,488
           Interest income                                        1,249,883         474,757
           Other income (expense)                                   215,777          28,925

                                                              -------------     -----------


                                                                  4,531,653       2,203,334
                                                              -------------     -----------


   EXPENSES

           Interest expense                                       1,665,982         493,807
           Salaries, benefits and commissions                     2,766,226       2,085,717
           General and administrative                               744,590         790,797
           Occupancy                                                177,745         179,512
                                                              -------------     -----------

                                                                  5,354,543       3,549,833
                                                              -------------     -----------


LOSS BEFORE INCOME TAXES and cumulative effect                     (822,890)     (1,346,499)
of change in accounting principle


INCOME TAXES                                                           -               -
                                                              -------------     -----------

NET LOSS before cumulative effect of change in                $    (822,890)    $(1,346,499)
   accounting principle
Cumulative effect of change in                                      346,960            -
   accounting principle

                                                              =============     ===========

NET LOSS                                                      $    (475,930)    $(1,346,499)


                                                              =============     ===========

NET LOSS PER SHARE - basic and diluted:
   Before cumulative effect of change in
     accounting principle                                     $      (0.19)     $    (0.31)
   Cumulative effect of change in accounting principle                0.08            0.00
     Net loss per share                                              (0.11)          (0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and fully diluted                                        4,279,310       4,279,310


See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                      For the Three
                                                                   Months Ended March 31,

                                                                   2001            2000
                                                                  ======          ======


                                                               (restated)
Cash flows from operating activities:
    Net loss                                                    $      (475,930)   $  (1,346,499)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
        Gain on sale mortgage loans                                  (1,061,561)        (368,412)
        Provision for early payoffs and loan losses                      44,000           28,752
        Issuance of stock warrants for subordinated debt                 17,705             -
        Depreciation and amortization                                   149,445          155,010
        Mortgage loans originated for sale                         (258,121,286)    (152,070,208)
        Proceeds from sales of mortgage loans                       261,955,545      133,735,137
        Changes in assets and liabilities:
            Accrued interest receivable                                  40,369           10,148
            Due from shareholder                                          5,329             -
            Notes receivable                                               -              35,819
            Other assets                                             (1,178,653)         279,721
            Accrued interest payable                                    171,137          (68,449)
            Accounts payable and accrued liabilities                    336,697          (70,804)
                                                                ---------------    -------------

   Net cash provided by (used in) operating activities                1,882,797      (19,679,785)
                                                                ---------------    -------------

Cash flows from investing activities:
        Purchases of property and equipment                             (18,398)          (2,967)
        Repayment of advances by Loan Link, LLC                            -             200,000
                                                                ---------------    -------------
   Net cash provided by (used in) investing activities                  (18,398)         197,033
                                                                ---------------    -------------

Cash flows from financing activities:
        Warehouse notes payable - net borrowings (repayments)        (3,536,340)      20,358,746
        Payments on real estate mortgage                                   -                (709)
        Borrowings on subordinated debt                                 615,000             -
        Short-term borrowings                                           759,491             -
                                                                ---------------    -------------

   Net cash provided by (used in) financing activities               (2,161,849)      20,358,037
                                                                ---------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (297,450)         875,285
                                                                ---------------    -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          892,938          862,257
                                                                ---------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $       595,488    $   1,737,542
                                                                ===============    =============
Cash paid during the period for:
        Interest paid                                           $     1,569,438    $     562,255

        Income taxes paid                                                 1,540             -



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

NOTE 6 Restatement - The Company filed its first restatement of its financial statements for the quarter ended March 31, 2001 on July 30, 2002. As explained more fully in that restated 10-QSB/A (Amendment #1) the originally reported net loss for the quarter ended March 31, 2001 of $(392,423) or $(0.09) per share, was increased to $(701,819) or $(0.16)
         per share. This restatement, which is the second of two restatements filed to reflect more acccurately the fair value of mortgage loan derivatives as required by SFAS 133, adjusts net loss reported in the first restatement from $(701,819) or $(0.16) per share to $(475,930) or $(0.11) per share. The Company also filed its first restatements of its financial statements for the second and third fiscal quarters of 2001 on July 31, 2002 and is contemporaneously filing its second restatements for those quarters for the same reasons.

         The second restatement for the quarter ended March 31, 2001 is presented as follows:



                                         As Reported
As of March 31, 2001                     in Amendment#1    Restatement #2    As Restated
Balance Sheet - Captions                 Filed 7/30/02     Adjustments        Herein
------------------------                 --------------    --------------    -----------
 Other assets                            $  2,429,841           $225,889       $ 2,655,730
Accumulated deficit                        (5,537,386)           225,889        (5,311,497)




                                         As Reported
For Three Months ended March 31, 2001    in Amendment #1     Restatement #2    As Restated
Statement of Operations - Captions       Filed 7/30/02       Adjustments          Herein
----------------------------------       ---------------      -------------    ------------
Other income (expense)                      $   22,848           $192,929       $ 215,777
Net loss - before income taxes              (1,015,819)           192,929        (822,890)
Cumulative effect of change in
accounting principle                           314,000             32,960         346,960
Net loss                                      (701,819)           225,889        (475,930)
Net loss per share - basic and diluted:
Before cumulative effect of change
    in accounting principle                     (0.23)              0.04           (0.19)
Cumulative effect of change in
    accounting principle                         0.07               0.01            0.08
Net loss per share                              (0.16)              0.05           (0.11)




                                         As Reported
For Three Months ended March 31, 2001    in Amendment #1   Restatement #2    As Restated
Statement of Cash Flows - Captions       Filed 7/30/02     Adjustments          Herein
----------------------------------       ---------------   --------------    -------------
Net loss                                $(701,819)            $ 225,889       $  (475,930)
Other assets                             (952,764)             (225,889)       (1,178,653)




NOTE 7 Significant Events - During the first quarter of 2001, the Company was informed by The Federal Bureau of Investigation that as part of a Department of Justice plea bargain, $230,126 in fraudulent loan losses and collection expenses the Company incurred during 1998 and 1999 would be paid by the defendant. This amount, as restated in Amendment #1 filed on July 30, 2002, has not been recorded as income. Also, during the first quarter of 2001, the Company sold 50% of its 30% interest in Loan Link LLC for $300,000. Since the investment was carried at "zero" value on the Company's books, the entire amount of the premium was offset against a $300,000 note receivable from Loan Link LLC. This transaction, as restated in Amendment #1 filed on July 30, 2002 has not been recorded as income.

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

         The Company's loan production and results of operations are strongly affected by mortgage interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of variable rate mortgage loans, that is, mortgage loans that have interest rates that frequently change over the life of the loan and, consequently, lower initial interest rates than those charged on long term fixed interest rate mortgage loans.

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

         During the course of the Company's December 31, 2001 year end audit, management evaluated the accounting treatment of transactions recorded during the quarter ended March 31, 2001. Upon further consideration of all relevant transaction details, management determined that the accounting treatment of several transactions was not appropriate. In order to ensure appropriate accounting and reporting treatment for all material transactions during the quarter ended March 31, 2001, management has restated and amended the Company's Form 10Q for that quarter. The first restatement (Amendment #1) was filed on July 30, 2002. The second of two restatements is contained herein. For details of the restated transactions, see Note 6. to the unaudited Condensed Financial Statements in both restatements of the 10-QSB for the quarter ended March 31, 2001.

         THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         The Company incurred a net loss of $(475,930) for the three months ended March 31, 2001 compared to a net loss of $(1,346,499) during the comparable period last year. Overall, the improvement of $870,569, or 65% in the first quarter of 2001 compared to the same period in the prior year was the result of (1) a 58% increase in loan volume, (2) a 24% drop in operating costs as a percentage of loan volume, (3) a $186,852 increase in other income, and (4) a positive cumulative effect of change in accounting principal of $346,960 arising from the recognition of the fair value of mortgage loan derivatives as required by SFAS 133. These factors more than offset a $397,049 increase in net interest expense over the prior year.

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

         Other income was higher by $186,852 or 646% for the first quarter of 2001 compared to the totals for the same period last year, due primarily to income related to the fair value of mortgage loan derivatives that was not recorded in 2000.

         During the first quarter of 2001, the Company incurred net interest expense of $416,099 compared to net interest expense in the first quarter of 2000 of $19,050. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the first quarter of 2001, resulting from increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines, which increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital resources are substantially provided by warehouse lenders (one of the lenders funds through a purchase as defined under SFAS 125) who fund the mortgage loans pending the final sale of the mortgage loans to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of March 31, 2001 the Company had four financing facilities for a total of $70 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. As of March 31, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of tangible net worth and the attainment of positive earnings.

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

         In order to fund its business activities over the remainder of 2001, the Company has undertaken the following operating and financing activities:

         1. Strengthened broker pricing policies and procedures to reduce price concessions and increase loan margins. As a result, gain on sale of mortgages in the month of April 2001 increased approximately 15bps over March 2001.
         2. Restructured underwriting and processing activities involving loan applications in order to better match staffing levels with loan volumes. As a result, staff levels are 22% lower when compared to March 31, 2001 levels, and overtime and temporary help expenses have been reduced.

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

ITEM 3. Controls and Procedures

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

PART 2   OTHER INFORMATION

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         --------
                      NONE


(b)      REPORTS ON FORM 8-K
                     NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Transnational Financial Network, Inc.

 March 14, 2003                 /s/ Joseph Kristul
---------------                 -------------------------------------
                                Joseph Kristul, Chief Executive Officer


 March 14, 2003                 /s/ Katey Carroll
---------------                 -----------------------------------
                                Katey Carroll, Chief Financial Officer

                                 CERTIFICATIONS

                              Certification of CEO

         pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2001
 ------------------------------------------------------------------------------

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2001 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   March 14, 2003                     By: /s/ Joseph Kristul
                                               ------------------
                                               Joseph Kristul
                                               Chief Executive Officer

                              Certification of CFO

         pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2001
------------------------------------------------------------------------------

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2001 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:    March 14, 2003                          By:  /s/ Katey Carroll
                                                      ------------------
                                                      Katey Carroll
                                                      Chief Financial Officer

                                 CERTIFICATION

  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
  (b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:


         1. I have reviewed this quarterly report on Form 10-QSB/A of Transnational Financial Network, Inc.;

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


Date:  March 14, 2003                 /s/ Joseph Kristul
                                      -------------------
                                      Joseph Kristul
                                      Chief Executive Officer

                                 CERTIFICATION


         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:

         1. I have reviewed this quarterly report on Form 10-QSB/A of Transnational Financial Network, Inc.;

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

Date:   March 14, 2003                /s/ Katey Carroll
                                      ----------------------
                                      Katey Carroll
                                      Chief Financial Officer