Form 10QSB/A
period 2001-06-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-04-01
CIK 1059579

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  JUNE 30, 2001

                                    UNAUDITED


                                EXPLANATORY NOTE

         This Form 10-QSB/A is being filed to amend and restate the information disclosed in Items 1 and 2 of Part 1 of the Form 10-QSB/A filed on July 30, 2002 (Amendment #1) for the quarter ended June 30, 2001. The previous filing did not accurately indicate the amount and timing of the fair value of mortgage loan derivative instruments, and the following restatement recapitulates the disclosures in the previous filing to reflect more accurately those values and timing.





                       TABLE OF CONTENTS                            PAGE NUMBER


PART 1     ITEM 1      Financial Information

                       Condensed Balance Sheets as of June 30, 2001
                       and December 31, 2000                                  2

                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                       June 30, 2001 and 2000                                 3

                       Condensed Statements of Cash Flows for the
                       Six Months Ended June 30, 2001 and 2000                4

                       Notes to Condensed Financial Statements                5

           ITEM 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          7

           ITEM 3      Controls and Procedures                               10

PART 2     ITEM 1      Legal Proceedings                                     11

           ITEM 2      Changes in Securities and Use of Proceeds             11

           ITEM 3      Submission of Matters of Vote to Security Holders     11

           ITEM 4.     Exhibits and reports on form 8-K                      12

                       SIGNATURES                                            13

                       Certifications Required by 18 U.S.C.                  14
                       Section 1530, Sections 302 and 906 of the
                       Sarbanes-Oxley Act of 2002

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                               June 30,             December 31,
                                                                   2001                     2000
                                                                   ----                     ----
                                                             (restated)                (audited)

ASSETS
         Unrestricted cash and cash equivalents            $    659,735             $    492,938
         Restricted cash and cash equivalents                   581,837                  400,000
         Mortgage loans held for sale                        12,057,428               20,307,222
         Accrued interest receivable                              1,363                   41,733
         Due from Shareholders                                     -                      11,613
         Receivable from Loan Link, LLC                            -                     300,000
         Notes receivable                                       136,322                  136,322
         Goodwill                                             3,226,881                3,428,321
         Property and equipment, net                            232,542                  296,913
         Other assets                                         1,452,085                1,477,077
                                                              ---------                ---------

TOTAL ASSETS                                               $ 18,348,193             $ 26,892,139
                                                            ===========              ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Warehouse notes payable                           $ 11,480,959             $ 19,645,445
         Accrued interest payable                               106,099                  219,602
         Accounts payable and accrued liabilities               903,419                  556,209
         Subordinated debt                                    2,007,000                  712,000
                                                              ---------                  -------

TOTAL LIABILITIES                                            14,497,477               21,133,256
                                                             ----------               ----------


SHAREHOLDERS' EQUITY:
         Preferred stock, no par value: 2,000,000 shares
            authorized, no shares issued and outstanding           -                        -
         Common stock, no par value: 20,000,000 shares
            authorized: 4,279,310 shares issued and
            outstanding,as of June 30, 2001 and
            December 31, 2000                                10,612,155               10,594,450
         Accumulated deficit                                 (6,761,439)              (4,835,567)
                                                            -----------              -----------

TOTAL SHAREHOLDERS' EQUITY                                    3,850,716                5,758,883
                                                              ---------                ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 18,348,193             $ 26,892,139
                                                            ===========              ===========


See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                         For the Three              For the Six
                                                         Months Ended               Months Ended
                                                            June 30,                  June 30,
                                                        ---------------           ---------------
                                                         2001      2000          2001         2000
                                                    (restated)                (restated)
INCOME

    Net gain on sale of mortgage loans           $    719,327  $   476,442   $ 1,780,888  $    873,606
    Production income                               2,042,688    1,339,405     4,047,120     2,641,893
    Interest income                                   908,803      421,785     2,158,686       876,817
    Other income (expense)                           (167,707)     157,504        48,070       206,154
                                                     --------    ---------     ---------     ---------
                                                    3,503,111    2,395,136     8,034,764     4,598,470
                                                    ---------    ---------     ---------     ---------

EXPENSES

    Interest expense                                1,201,452      437,812     2,867,434       929,066
    Salaries, benefits and commissions              2,569,023    1,912,574     5,335,249     3,988,729
    General and administrative                      1,021,248      670,050     1,765,838     1,473,004
    Occupancy                                         161,330      189,506       339,075       368,975
                                                    ---------    ---------    ----------     ---------
                                                    4,953,053    3,209,942    10,307,596     6,759,774
                                                    ---------    ---------    ----------     ---------

LOSS BEFORE INCOME TAXES and cumulative
effect of change in accounting principle           (1,449,942)    (814,806)   (2,272,832)   (2,161,304)
                                                    ---------    ---------    ----------     ---------
INCOME TAXES                                             -            -             -             -

NET LOSS before cumulative effect of change
    in accounting principle                        (1,449,942)    (814,806)   (2,272,832)   (2,161,304)
                                                    ---------    ----------     --------     ---------
Cumulative effect of change in accounting
    principle                                            -            -          346,960          -
                                                    ---------    ----------      -------     ---------

NET LOSS                                         $ (1,449,942) $  (814,806)  $(1,925,872)   (2,161,304)
                                                  ============  ============  ==========     =========

NET LOSS PER SHARE basic and diluted:
   Before cumulative effect of change in
        accounting principle                     $     (0.34)  $    (0.19)   $    (0.53)  $     (0.51)
   Cumulative effect of change in accounting
        principle                                      (0.00)       (0.00)         0.08         (0.00)
   Net loss per share                                  (0.34)       (0.19)        (0.45)        (0.51)

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic and diluted                          4,279,310    4,279,310     4,279,310     4,279,310



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                         For the Six
                                                                                     Months Ended June 30,
                                                                                   2001                   2000
                                                                              (restated)
Cash flows from operating activities:
    Net loss                                                         $        (1,925,872)     $      (2,161,304)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
             Gain on sale mortgage loans                                      (1,780,888)              (788,595)
             Provision for early payoffs and loan losses                         127,713                (85,011)
             Issuance of stock warrants for subordinated debt                     17,705                   -
             Depreciation and amortization                                       297,376                314,599
             Mortgage loans originated for sale                             (429,013,934)          (281,773,567)
             Proceeds from sales of mortgage loans                           439,216,353            265,062,354
             Net gain on sale of investment property                                -                   (65,297)

             Changes in assets and liabilities:
                      Accrued interest receivable                                 40,370                (20,673)
                      Due from shareholder                                        11,613                   -
                      Notes receivable                                              -                    35,819
                      Other assets                                                24,992                286,333
                      Accrued interest payable                                  (113,504)               (53,194)
                      Accounts payable and accrued liabilities                   347,761                (63,827)
                                                                              ----------             ----------

    Net cash provided by (used in) operating activities                        7,249,685            (19,312,363)

Cash flows from investing activities:
    Purchases of property and equipment                                          (31,565)               (12,391)
    Repayment of advances by Loan Link, LLC                                         -                   200,000
    Additional cost to acquire LRS                                                  -                   (15,246)
                                                                              ----------             ----------
    Net cash provided by (used in) investing activities                          (31,565)               172,363

Cash flows from financing activities:
    Warehouse notes payable - net borrowings (repayments)                     (8,164,486)            19,116,796

    Payments on real estate mortgage                                                -                    (1,156)
    Borrowings on subordinated debt                                            1,295,000                   -
    Short-term borrowings                                                        759,491                   -
    Repayments of short-term borrowings                                         (759,491)                  -
                                                                               ---------              ---------
    Net cash provided by (used in) financing activities                       (6,869,486)            19,115,640

                                                                               ---------              ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             348,634                (24,360)
                                                                               ---------              ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   892,938                862,257
                                                                               ---------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $         1,241,572      $         837,897
                                                                               ---------              ---------
Cash paid during the period for:
    Interest                                                         $         2,929,700      $         887,654
    Income taxes                                                                   1,540                   -


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

NOTE 6 Restatement - The Company filed its first restatement of its financial statements for the three and six month periods ended June 30, 2001, on July 30, 2002. As explained more fully in that restated 10-QSB/A (Amendment #1), the originally reported net loss for the three months ended June 30, 2001 of $(1,278,224) or $(0.30) per share was restated to $(1,220,900) or $(0.29) per share. The originally reported net loss for the six months ended June 30, 2001 of $(1,670,647) or $(0.39) per share was restated to $(1,922,719) or $(0.45) per share. This restatement, which is the second of two restatements, filed to reflect more accurately the fair value of mortgage loan derivatives as required by SFAS 133, adjusts net loss for the quarter ended June 30, 2001 as reported in the first restatement from $(1,220,900) or $(0.29) per share to $(1,449,942) or $(0.34) per share, and adjusts net loss for the six months ended June 30, 2001 reported in the first restatement from $(1,922,719) or $(0.45) per share to $(1,925,872) or
         $(0.45) per share. The Company also filed its first restatements for the first and third fiscal quarters of 2001 on July 30, 2002, and is contemporaneously filing the second restatements for those same quarters for the same reasons.

         Certain of the restatement amounts include corrections of insignificant Arithmetic errors in the originally filed 10-QSB for the quarter ended June 30, 2001. The reported Warehouse notes payable - net borrowings (repayments) in the Statement of Cash Flows for the period ending June 30, 2000, of $19,373,191 was restated to $19,116,796.

         The second restatement for the three and six months ended June 30, 2001 is presented as follows:


                                                       As Reported in
         As of June 30, 2001                             Amendment #1     Restatement #2     As Restated
         Balance Sheet - Captions                      Filed 7/30/02       Adjustments       Herein
         ------------------------                      --------------     -----------      -----------
         Other assets                                  $ 1,454,688        $(2,603)          $ 1,452,085

         Accumulated deficit                            (6,758,836)        (2,603)           (6,761,439)

                                                        As Reported in
         For Three Months ended June 30, 2001           Amendment #1      Restatement #2     As Restated
         Statement of Operations - Captions             Filed 7/30/02      Adjustments       Herein
         ---------------------------------              --------          -----------       -----------
         Other income (expense)                         $   61,335         $229,042)         $ (167,707)
         Net loss - before income taxes                 (1,220,900)        (229,042)         (1,449,942)
         Net loss                                       (1,220,900)        (229,042)         (1,449,942)
         Net loss per share - basic and diluted:            (0.29)           (0.05)              (0.34)


                                                         As Reported in
         For Six Months ended June 30, 2001              Amendment #1     Restatement #2     As Restated
         Statement of Operations - Captions              Filed 7/30/02    Adjustments        Herein
         ----------------------------------              --------------   --------------     -----------
         Other income (expense)                            $   84,183      $(36,113)          $   48,070
         Net loss - before income taxes                    (2,236,719)      (36,113)          (2,272,832)
         Cumulative effect of change in
              accounting principle                            314,000        32,960              346,960
         Net loss                                          (1,922,719)       (3,153)          (1,925,872)
         Net loss per share - basic and diluted:
              Before cumulative effect of change in
                  accounting principle                         (0.52)        (0.01)               (0.53)
              Cumulative effect of change in
                  accounting principle                          0.07          0.01                 0.08
              Net loss per share                               (0.45)        (0.00)               (0.45)



                                                        As Reported in
         For Six Months ended June 30, 2001             Amendment #1      Restatement #2     As Restated
         Statement of Cash Flows - Captions             Filed 7/30/02     Adjustment         Herein
         ----------------------------------             -------------     -----------        -----------
         Net loss                                       $(1,922,719)      $ (3,153)          $(1,925,872)
         Other assets                                        22,389          2,603                24,992
         Accounts payable and accrued liabilities           347,210            551               347,761



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

Throughout 1999 mortgage interest rates increased. In January 1999, 30-year mortgage interest rates were 6.74%, reaching 7.55% at the end of the secondquarter and 7.91% at year-end. During the first quarter of 2000 the 30-year mortgage rate went up to 8.24%, then peaked at 8.54% in the middle of June.

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

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of $(1,925,872) for the six months ended June 30, 2001 as compared to a net loss of $(2,161,304) during the comparable period last year. Overall, the smaller net loss in the first half of 2001 compared to the same period last year was the result of (1) a 55% increase in loan volume,
(2) an 18% drop in operating costs as a percentage of loan volume, partially offset by (3) a $158,084 decrease in other income (expense). These factors helped offset a $656,499 increase in net interest expense over the prior year.

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

Other income (expense) was lower by $158,084 or 77% for the first half of 2001 compared to the totals for the same period last year.

During the first half of 2001, the Company incurred net interest expense of $708,748 compared to net interest expense in the first half of 2000 of $52,249. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the first half of 2001, resulting from increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines has increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of $(1,449,942) for the three months ended June 30, 2001 compared to a net loss of $(814,806) during the comparable period last year. Overall, the greater net loss in the second quarter of 2001 compared to the same period last year was the result of an increase of $276,622 in net interest expense, a $979,472 increase in operating expenses, both partially offset by increased gains on sales of mortgage loans and an increase in production income resulting from a 51% increase in loan volume.

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

Other income (expense) was lower by $325,211 or 206% for the second quarter of 2001 compared to the totals for the same period last year. This income declined in 2001 because of one-time gains that were present in the second quarter of 2000.

During the second quarter of 2001, the Company incurred net interest expense of $292,649 compared to net interest expense in the second quarter of 2000 of $16,027. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the second quarter of 2001, resulting from increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines has increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

The Company has taken steps to better manage expenses since the beginning of 2001. These steps have included reducing the number of support staff, placing account executives on straight commission so that compensation will vary with loan production, renegotiating vendor contracts and prioritizing technology projects. The effect of these cost cutting measures has reduced operating expenses (not including interest expense) to 1.16% of loan volume during the second quarter of 2001 compared to 1.30% during the same period in 2000.

Excluding interest expense, total expenses were $3,751,601 or 35% higher during the second quarter of 2001 compared to the same period in 2000. This compares favorably to a 51% increase in loan volumes over the same period. Commissions increased by $445,971 or 51% and salaries and benefits increased by $210,478 or 20%, as a result of higher loan volumes. General and administrative expenses increased by $351,198 or 52%, mainly as a result of increased loan volume and write-off of uncollectible receivables. Occupancy costs decreased by $28,176 or 15%, mainly as a result of the previously discussed cost reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are substantially provided by warehouse lenders (one of the lenders funds through a purchase as defined under SFAS 140) who fund the mortgage loans pending the final sale of the mortgage loan to investors. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of June 30, 2001 the Company had three financing facilities for a maximum of $65 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. As of June 30, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of tangible net worth and the attainment of positive earnings.

In June of 2001, the Company was informed by one of its warehouse lenders that as a result of the lender's loss of its own financing, the lender would cease purchases under the $20 million line effective when the current agreement expired on July 22, 2001.

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

PART II  OTHER INFORMATION

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





ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
                         NONE


(b)      REPORTS ON FORM 8-K
                       NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Transnational Financial Network, Inc.

 March 14, 2003                 /s/ Joseph Kristul
----------------                ------------------------------------
                                Joseph Kristul,
                                Chief Executive Officer

March 14, 2003                  /s/ Katey Carroll
----------------                ----------------------------------
                                Katey Carroll
                                Chief Financial Officer

                                 CERTIFICATIONS

                              Certification of CEO

           pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2001
 ------------------------------------------------------------------------------

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2001 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   March 14, 2003                     By: /s/ Joseph Kristul
        ---------------                        --------------------------------
                                               Joseph Kristul
                                               Chief Executive Officer

                              Certification of CFO

           pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2001
 ------------------------------------------------------------------------------

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2001 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:    March 14, 2003                    By:  /s/ Katey Carroll
         ----------------                       -------------------------------
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