Form 10QSB/A
period 2001-09-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-04-01
CIK 1059579

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                               SEPTEMBER 30, 2001

                                    UNAUDITED

                                EXPLANATORY NOTE

         This Form 10-QSB/A is being filed to amend and restate the information disclosed in Items 1 and 2 of Part 1 of the Form 10-QSB/A filed on July 30, 2002 (Amendment #1) for the quarter ended September 30,2001. The previous filing did not accurately indicate the amount and timing of the fair value of mortgage loan derivative instruments, and the following restatement recapitulates the disclosures in the previous filing to reflect more accurately those values and timing.



                              TABLE OF CONTENTS                      PAGE NUMBER


PART 1    Item 1      Financial Information

                      Condensed Balance Sheets as of September 30, 2001
                      and December 31, 2000                                   2

                      Condensed Statements of Operations
                      For the Three and Nine Months Ended
                      September 30, 2001 and 2000                             3

                      Condensed Statements of Cash Flows for the
                      Nine Months Ended September 30, 2001 and 2000           4

                      Notes to Condensed Financial Statements                 5

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           7

          Item 3      Controls and Procedures                                10

PART 2    Item 1      Legal proceedings                                      10

          Item 2      Changes in Securities and Use of Proceeds              10

          Item 3.     Exhibits and reports on form 8-K                       10

                      SIGNATURES                                             11

                      Certifications Required by 18 U.S.C.                   12
                      Section 1530, Sections 302 and 906 of the
                      Sarbanes-Oxley Act of 2002

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                          September 30,                       December 31,
                                                             2001                               2000
                                                             ----                               ----
                                                          (restated)                          (audited)

ASSETS
         Cash and cash equivalents                          $ 1,238,093                        $   492,938
         Restricted cash and cash equivalents                 1,041,834                            400,000
         Mortgage loans held for sale                         6,495,859                         20,307,222
         Accrued interest receivable                              1,363                             41,733
         Due from Shareholders                                     -                                11,613
         Receivable from Loan Link, LLC                            -                               300,000
         Notes receivable                                       136,322                            136,322
         Goodwill                                             3,126,162                          3,428,321
         Property and equipment, net                            190,008                            296,913
         Other assets                                         1,092,342                          1,477,077
                                                              ---------                          ---------

TOTAL ASSETS                                                 13,321,983                        $26,892,139
                                                            ===========                        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Warehouse notes payable                            $ 6,176,690                        $19,645,445
         Accrued interest payable                                77,230                            219,602
         Accounts payable and accrued liabilities             1,080,688                            556,209
         Subordinated debt                                    2,007,000                            712,000
                                                              ---------                            -------

TOTAL LIABILITIES                                             9,341,608                         21,133,256
                                                              ---------                         ----------


SHAREHOLDERS' EQUITY:
         Preferred stock, no par value: 2,000,000 shares
            authorized, no shares issued and outstanding           -                                  -
         Common stock, no par value: 20,000,000 shares
            authorized: 5,180,603 shares issued and
            outstanding, as of September 30, 2001, and
            4,279,310 issued and outstanding
            as of December 31, 2000                          11,540,182                         10,594,450
         Accumulated deficit                                 (7,559,807)                        (4,835,567)
                                                             ----------                        -----------

TOTAL SHAREHOLDERS' EQUITY                                    3,980,375                          5,758,883
                                                             ----------                          ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   13,321,983                        $26,892,139
                                                            ===========                        ===========



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                       For the Three                      For the Nine
                                                       Months Ended                       Months Ended
                                                       September 30,                      September 30,
                                                -------------------------          ---------------------------
                                                     2001         2000                  2001              2000
                                                (restated)                         (restated)
INCOME

    Net gain on sale of mortgage loans         $  837,673  $   561,696           $ 2,618,561        $ 1,435,302
    Production income                           2,072,353    1,268,356             6,118,924          3,910,249
    Interest income                               499,234      538,651             2,657,920          1,415,468
    Other income (expense)                        (70,953)      43,976               (22,333)           250,129
                                               ----------  -----------            ----------        ------------
                                                3,338,307    2,412,679            11,373,072          7,011,148
                                               ----------  -----------            ----------        ------------

EXPENSES

    Interest expense                              642,259      613,156             3,509,693          1,542,222
    Salaries, benefits and commissions          2,573,969    1,725,181             7,909,218          5,698,424
    General and administrative                    741,029      655,666             2,506,868          2,143,222
    Occupancy                                     179,418      164,190               518,493            534,099
                                                  -------    ---------           -----------         ----------
                                                4,136,675    3,158,193            14,444,272          9,917,967
                                                ---------    ---------            ----------          ---------


LOSS BEFORE INCOME TAXES and cumulative
effect of change in accounting principle         (798,368)    (745,514)           (3,071,200)        (2,906,819)
                                                ---------     --------           -----------          ---------
INCOME TAX (BENEFIT) EXPENSE                         -        (219,190)                 -              (219,190)
                                               ----------     --------           -----------          ---------
NET LOSS before cumulative effect of
    change in accounting principle               (798,368)    (526,324)           (3,071,200)        (2,687,629)
                                               ----------     --------           -----------          ---------
Cumulative effect of change in
accounting principle                                 -            -                  346,960               -
                                               ----------     --------           -----------          ---------

NET LOSS                                       $ (798,368) $  (526,324)          $(2,724,240)       $(2,687,629)
                                                ==========  ===========           ===========       ============

NET LOSS PER SHARE - Basic and diluted:
   Before cumulative effect of change in
      accounting principle                     $   (0.17)  $    (0.12)           $    (0.69)        $    (0.63)
   Cumulative effect of change in accounting
      principle                                     0.00        (0.00)                 0.08               0.00
   Net loss per share                              (0.17)       (0.12)                (0.61)             (0.63)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and diluted                            4,756,226    4,279,310             4,440,029          4,279,310




See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                        For the Nine
                                                                                 Months Ended September 30,
                                                                                        2001              2000
                                                                                   (restated)
Cash flows from operating activities:
    Net loss                                                                    $   (2,724,240)    $  (2,687,629)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
             Gain on sale mortgage loans                                            (2,618,561)       (1,294,033)
             Provision for early payoffs and loan losses                               264,713           141,269
             Issuance of stock warrants for services and subordinated debt              45,732            35,741
             Depreciation and amortization                                             442,959           477,498
             Mortgage loans originated for sale                                   (581,953,929)     (435,605,766)
             Proceeds from sales of mortgage loans                                 598,646,853       411,543,556
             Net gain on sale of investment property                                      -              (65,298)

             Changes in assets and liabilities:
                      Accrued interest receivable                                       40,370           (29,270)
                      Due from shareholder                                              11,613              -
                      Notes receivable                                                    -               35,819
                      Other assets                                                     384,735           117,867
                      Accrued interest payable                                        (142,372)           92,561
                      Accounts payable and accrued liabilities                         296,766           433,054
                                                                                     ---------           -------

    Net cash provided by (used in) operating activities                             12,694,639       (26,804,631)

Cash flows from investing activities:
    Purchases of property and equipment                                                (33,895)          (12,391)
    Repayment of advances by Loan Link, LLC                                               -              200,000
    Additional cost to acquire LRS                                                        -              (30,438)
                                                                                       -------           -------
    Net cash provided by (used in) investing activities                                (33,895)          157,171

Cash flows from financing activities:
    Warehouse notes payable - net borrowings (repayments)                          (13,468,755)       26,864,753
    Payments on real estate mortgage                                                      -               (1,156)
    Borrowings on subordinated debt                                                  1,295,000           560,000
    Sale of common stock                                                               900,000              -
    Short-term borrowings                                                              759,491              -
    Repayments of short-term borrowings                                               (759,491)             -
                                                                                   -----------           --------

    Net cash provided by (used in) financing activities                            (11,273,755)       27,423,597
                                                                                   -----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,386,989           776,137

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         892,938           862,257
                                                                                       -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    2,279,927     $   1,638,394
                                                                                 =============      =============

Cash paid (refunded) during the period for:
    Interest                                                                    $    3,835,321     $   1,386,465
    Income taxes                                                                         1,540          (597,278)


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

NOTE 6 Restatement - The Company filed its first restatement of its financial statements for the three and nine month periods ended September 30, 2001 on July 30, 2002. As explained more fully in that restated 10-QSBA (Amendment #1) the originally reported net loss for the quarter ended September 30, 2001 of $(731,390) or $(0.15) per share, was restated to $(660,111) or $(0.13) per share. The originally reported net loss for the nine months ended September 30, 2001 of $(2,401,586) or $(0.54) per share, was restated to $(2,582,380) or
         $(0.58) per share. This restatement, which is the second of two restatements, filed to reflect more accurately the fair value of mortgage loan derivatives as required by SFAS 133, adjusts net loss for the quarter ended September 30, 2001 reported in the first restatement from $(660,111) or $(0.13) per share to $(798,368) or $(0.17) per share, and adjusts net loss for the nine months ended September 30, 2001 reported in the first restatement from $(2,582,380) or $(0.58) per share to $(2,724,240) or $(0.61) per share. The Company also filed its first restatements for the first and second fiscal quarters of 2001 on July 30, 2002 and is contemporaneously filing the second restatements for those same quarters for the same reasons.

         Certain of the restatement amounts include corrections of insignificant arithmetic errors in the originally filed 10-QSB for the quarter ended September 30, 2001.

         The second restatement for the three and nine months ended September 30, 2001 is presented as follows:


                                               As Reported in
       As of September 30, 2001                 Amendment #1       Restatement #2     As Restated
       Balance Sheet - Captions                Filed 7/30/02       Adjustments        Herein
       ------------------------                -------------       -----------        -----------
       Other assets                            $1,233,202          $(140,860)         $1,092,342
       Accumulated deficit                     (7,418,947)          (140,860)         (7,559,807)


                                              As Reported in
 For Three Months ended September 30, 2001    Amendment #1         Restatement #2     As Restated
 Statement of Operations - Captions           Filed 7/30/02        Adjustments        Herein
----------------------------------            -------------        --------------     -----------
       Other income (expense)                   $ 67,304            $(138,257)         $ (70,953)
       Net loss - before income taxes           (660,111)            (138,257)          (798,368)
       Net loss                                 (660,111)            (138,257)          (798,368)
       Net loss per share -
                basic and diluted:                (0.14)               (0.03)             (0.17)


                                              As Reported in
For Nine Months ended September 30, 2001      Amendment #1         Restatement #2     As Restated
Statement of Operations - Captions            Filed 7/30/02        Adjustments        Herein
       ----------------------------------     -------------        --------------     -----------
       Other income (expense)                   $  151,487         $(173,820)        $  (22,333)
       Net loss - before income taxes           (2,896,380)         (174,820)        (3,071,200)
       Cumulative effect of change in
            Accounting principle                   314,000            32,960            346,960
       Net loss                                 (2,582,380)         (141,860)        (2,724,240)
       Net loss per share - basic and diluted:
            Before cumulative effect of change
                in accounting principle             (0.65)            (0.04)             (0.69)
            Cumulative effect of change in
                accounting principle                 0.07              0.01               0.08
            Net loss per share                      (0.58)            (0.03)             (0.61)



                                              As Reported in
For Nine Months ended September 30, 2001      Amendment #1         Restatement #2     As Restated
       Statement of Cash Flows - Captions     Filed 7/30/02        Adjustments        Herein
       ----------------------------------     --------------       -----------        -----------
       Net loss                               $ (2,582,380)       $ (141,860)     $  (2,724,240)
       Other assets                                243,875           140,860            384,735
       Accounts payable and accrued
                liabilities                        295,766             1,000            296,766

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

The following table sets forth the wholesale and retail production for the periods indicated (in thousands):

          1st Qtr-00    2nd Qtr-00       3rd Qtr-00     4th Qtr-00     1st Qtr-01      2nd Qtr-01     3rd Qtr-01
Wholesale  $ 144,044     $ 130,879        $ 154,914      $ 181,745      $ 241,780       $ 187,462       $152,973
Retail        77,406        82,928           67,974         87,598        108,327         136,115       $140,241
Total      $ 221,450     $ 213,807        $ 222,888      $ 269,343      $ 350,107       $ 323,577       $293,214

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company incurred a net loss of $(2,724,240) for the nine months ended September 30, 2001 compared to a net loss of $(2,687,629) during the comparable period last year. Overall, the slightly larger (1.3%) net loss in the first nine months of 2001 as compared to the same period last year resulted from a combination of (1) a 47% increase in loan volume, (2) an 11% drop in operating costs as a percentage of loan volume, and (3) a $272,462 decrease in other income (expense). These factors helped offset a $725,019 increase in net interest expense over the prior year, and a $219,190 income tax benefit in 2000 that did not recur in 2001.

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

Other income (expense) was lower by $272,462 or 109% for the first nine months of 2001 compared to the totals for the same period last year.

During the first nine months of 2001, the Company incurred net interest expense of $851,773 compared to net interest expense in the first nine months of 2000 of $126,754. The unfavorable result in 2001 reflects (1) greater levels of loans warehoused by the company in the first nine months of 2001 resulting from increasing business volumes and longer dwell times for those loans, and (2) the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines which increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

Excluding interest expense, total expenses were $10,934,579 or 31% higher during the first nine months of 2001 compared to the same period in 2000. This compares favorably to a 47% increase in loan volumes over the same period. Commissions increased by $1,555,157 or 63% and salaries and benefits increased by $655,637 or 20%, as a result of higher loan volumes. General and administrative expenses increased by $363,645 or 17%, mainly as a result of increased loan volume. Occupancy costs decreased by $15,606 or 3%, mainly as a result of cost reduction efforts.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company incurred a net loss of $ $(798,368) for the three months ended September 30, 2001 as compared to a net loss of $(526,324) during the comparable period last year. Overall, the greater net loss in the third quarter of 2001 compared to the same period last year was the result of an increase of $68,520 in net interest expense, a $949,379 increase in operating expenses (total expenses excluding interest expense), and a $219,190 income tax benefit in 2000 that did not recur in 2001. These factors were partly offset by increased gains on sales of mortgage loans and an Increase in production income resulting from a 32% increase in loan volume.

Net gain on sale of mortgage loans increased $275,977 or 49%. The bulk of the increase in net gain on sale arose from higher profitability on wholesale loan production. Total wholesale loans closed were $153.0 million, or 1% less than in the same period last year.

Production income increased by $803,997 or 63%. Production income increased because of an increase in retail and wholesale loan production. Retail loan production was $140.2 million or 81% greater than in the third quarter of 2000.

Other income (expense) declined by $(114,929) or (261%) for the third quarter of 2001 as compared to the totals for the same period last year.

During the third quarter of 2001, the Company incurred net interest expense of $143,025 compared to net interest expense in the third quarter of 2000 of $74,505. The unfavorable result in 2001 reflects the negative gap between the initial interest rates on mortgage loans funded and the interest rate on the Company's warehouse lines that increased as the Company began using new, higher priced, warehouse lenders beginning in the fourth quarter of 2000.

The Company has taken steps to better manage expenses since the beginning of 2001. These steps include reducing the number of support staff, placing wholesale account executives on straight commission so that compensation will vary with loan production, renegotiating vendor contracts and prioritizing technology projects.

Excluding interest and taxes, total expenses were $3,494,416 or 37% higher during the third quarter of 2001 compared to the same period in 2000. This compares to a 32% increase in loan volumes over the same period. Commissions increased by $621,642 or 78% and salaries and benefits increased by $227,146 or 24%, as a result of higher loan volumes and the acquisition of two new branches.

General and administrative expenses increased by $85,363 or 13%, mainly as a result of increased loan volume. Occupancy costs increased by $15,228 or 9%, primarily due to the acquisition of two new branches.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital resources are substantially provided by warehouse lenders (one of the lenders funds through a purchase as defined under SFAS 125) who fund the mortgage loans pending the final sale of the mortgage loan to investors. The size of the Company's warehouse facilities is based on the Company's tangible net worth and cash resources. The Company's operating losses have eroded this net worth and cash position. As of September 30, 2001 the Company had two financing facilities for a maximum of $65 million. These warehouse facilities have various financial and operational covenants with which the Company must comply. One of the warehouse facilities requires that a deposit of $1 million be maintained in a collateral bank account. As of September 30, 2001 the Company was in default under certain financial covenants of these lines that require the maintenance of minimum levels of tangible net worth and the attainment of positive earnings.

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


                        Transnational Financial Network, Inc.
March 14, 2003          /s/ Joseph Kristul
--------------          --------------------------------------
                        Joseph Kristul,
                        Chief Executive Officer

March 14, 2003          /s/ Katey Carroll
--------------          ------------------------------------
                        Katey Carroll
                        Chief Financial Officer

                                 CERTIFICATIONS

                              Certification of CEO
                    pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002 regarding Quarterly Report on Form
                10-QSB/A for the quarter ended September 30, 2001

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2001 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   March 14, 2003                    By: /s/ Joseph Kristul
        ---------------                   -------------------------------------
                                          Joseph Kristul
                                          Chief Executive Officer

                              Certification of CFO
                    pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002 regarding Quarterly Report on Form
                10-QSB/A for the quarter ended September 30, 2001

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2001 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:    March 14, 2003                By:      /s/ Katey Carroll
         ---------------                        -------------------------------
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