Form 10QSB/A
period 2002-03-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-04-01
CIK 1059579

QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2002

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 (Amendment #1)


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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                 MARCH 31, 2002

                                    Unaudited


                                EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend and restate the information disclosed in Items 1 and 2 of Part 1 of the original Form 10-QSB filed on May 20, 2002 for the quarter ended March 31, 2002. The previous filing did not accurately indicate the amount and timing of the fair value of mortgage loan derivative instruments, and the following restatement recapitulates the disclosures in the previous filing to reflect more accurately those values and timing.


                              TABLE OF CONTENTS                          PAGE


PART 1     Item 1       Financial Information

                        Condensed Balance Sheets as of
                        March 31, 2002 and December 31, 2001              2

                        Condensed Statements of Operations for the
                        Three Months Ended March 31, 2002 and 2001        3

                        Condensed Statements of Cash Flows for the
                        Three Months Ended March 31, 2002 and 2001        4

                        Notes to Condensed Financial Statements           5

            Item 2      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     7

            Item 3      Controls and Procedures                           10


PART 2      Item 1      Legal Proceedings                                 10

            Item 2      Changes in Securities and Use of Proceeds         10

            Item 3      Exhibits and Reports on Form 8-K                  10

                        SIGNATURES                                        11

                        Certifications Required by 18 U.S.C.              12
                        Section 1530, Sections 302 and 906 of the
                        Sarbanes-Oxley Act of 2002

PART 1

Item 1.  Financial Information


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                                                              March 31,                       December 31,
                                                                2002                              2001
                                                           ------------                   ----------------
                                                            (unaudited)                     (audited)
                                                            (restated)                      (restated)
ASSETS
    Cash and cash equivalents                              $  3,187,049                       $    842,890
    Cash and cash equivalents - restricted                    1,000,000                            249,903
    Mortgage loans held for sale                             10,393,177                         17,592,497
    Notes receivable from shareholder                            84,438                             84,438
    Goodwill                                                  3,023,792                          3,023,792
    Property and equipment, net                                 137,033                            161,297
    Other assets                                              1,334,005                          1,732,668
                                                           ------------                       ------------

TOTAL ASSETS                                               $ 19,159,494                       $ 23,687,485
                                                           ============                       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Warehouse lines of credit                              $ 10,316,712                       $ 16,294,450
    Accrued interest payable                                     75,415                            149,617
    Accounts payable and accrued liabilities                    674,866                            929,228
    Subordinated debt                                         2,007,000                          2,007,000
                                                           ------------                       ------------

TOTAL LIABILITIES                                          $ 13,073,993                       $ 19,380,295
                                                           ------------                       ------------


SHAREHOLDERS' EQUITY:
    Preferred stock, no par value: 2,000,000 shares
      authorized, no shares issued and outstanding         $       -                          $       -
    Common stock, no par value: 20,000,000 shares
      authorized: 6,760,181 shares issued and outstanding
      as of March 31, 2002, and 5,137,593 issued and
      outstanding as of December 31, 2001                    13,456,182                         11,540,182
    Accumulated deficit                                      (7,370,681)                        (7,232,992)
                                                           ------------                       ------------

TOTAL SHAREHOLDERS' EQUITY                                    6,085,501                          4,307,190
                                                           ------------                       ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 19,159,494                       $ 23,687,485
                                                           ============                       ============












See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                       2002               2001
                                                  -------------     ----------------
                                                     (restated)       (restated)
REVENUE:
    Net gain on sale of loans                      $    827,772     $  1,365,920
    Production income                                 2,510,360        2,512,461
    Loan interest income                                508,952        1,249,883
                                                   ------------     --------------
    TOTAL REVENUE                                     3,847,084        5,128,264

DIRECT EXPENSES:
    Commissions                                       1,441,126        1,337,932
    Production                                          345,298          733,909
    Provision for early payoffs and loan losses          45,000           44,000
    Loan interest expense                               484,698        1,665,982
                                                   ------------     --------------
    TOTAL DIRECT EXPENSE                              2,316,122        3,781,823
                                                   ------------     ------------

GROSS PROFIT                                          1,530,962        1,346,441

INDIRECT EXPENSES:
    Salaries and benefits                             1,161,986        1,431,363
    General and administrative                          404,216          542,633
    Occupancy                                           175,106          186,528
    Depreciation                                         26,341           48,725
    Goodwill amortization                                  -             100,720
                                                   ------------     ------------
    TOTAL INDIRECT EXPENSE                            1,767,649        2,309,969
                                                   ------------     ------------

OPERATING INCOME (LOSS)                                (236,687)    $   (963,528)

NON-OPERATING INCOME (EXPENSE):
    Other interest expense                              (82,656)         (75,139)
    Other income (expense)                              181,654          215,777
                                                   ------------     ------------
    TOTAL NON-OPERATING INCOME (EXPENSE)                 98,998          140,638
                                                   ------------     ------------

LOSS BEFORE INCOME TAXES                               (137,689)        (822,890)
    Income tax (provision) benefit                         -                -
    Cumulative effect of change in
        accounting principle                               -             346,960
                                                   ------------     ------------

NET LOSS                                           $   (137,689)    $   (475,930)

NET LOSS PER SHARE: Basic and diluted
    Before cumulative effect of change in
        accounting principle                       $     (0.03)     $     (0.19)
    Cumulative effect of change in
        accounting principle                       $     (0.00)     $     (0.08)
    Net loss per share                             $     (0.03)     $     (0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted                                 5,262,685        4,279,310



See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                             2002                2001
                                                                       -----------------   -----------------
                                                                          (restated)          (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $   (137,689)        $    (475,930)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                            26,341               149,445
  Common stock - issuance of warrants for services performed
       and subordinated debt                                                  -                   17,705

   Net effect of changes in assets and liabilities:
       Shareholders' receivable                                               -                    5,329
       Other assets                                                        411,503            (1,178,653)
       Accrued interest - receivable                                          -                   40,369
       Accrued interest - payable                                          (74,202)              171,137
       Accounts payable and accrued liabilities                           (296,202)              336,697

   Net effect of changes in mortgage loan activities:
       Mortgage loans - gain on sale                                      (827,772)           (1,061,561)
       Mortgage loans - originated for sale                           (116,147,891)         (258,121,286)
       Mortgage loans - proceeds from sale                             124,174,983           261,955,545
       Provision for early payoffs and loan losses                          45,000                44,000
                                                                      ---------------      -------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   7,174,071             1,882,797
                                                                      ---------------      -------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Property and equipment - purchases                                      (2,077)              (18,398)
                                                                      ---------------      -------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (2,077)              (18,398)
                                                                      ---------------      -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Warehouse notes payable  - net borrowings (repayments)              (5,977,738)           (3,536,340)
    Short-term loans  - net borrowings (repayments)                           -                  759,491
    Subordinated debt - net borrowings (repayments)                           -                  615,000
    Common stock - sold                                                  1,900,000                  -
                                                                      ---------------      -------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (4,077,738)           (2,161,849)
                                                                      ---------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,094,256              (297,450)
                                                                      ---------------      -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                          1,092,793               892,938
                                                                      ---------------      -------------

CASH AND CASH EQUIVALENTS (including restricted cash), END OF QUARTER $  4,187,049         $     595,488
                                                                      ===============      =============

CASH PAID DURING THE YEAR FOR:
    Interest                                                          $    567,354         $   1,569,438
    Income taxes                                                              -                    1,540







See accompanying notes to condensed financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (unaudited)

NOTE 1 General - The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three months ending March 31, 2002 as restated herein, and March 31, 2001, (see Restatement #2), are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The original March 31, 2002 10-QSB was filed on May 20, 2002. The statements herein are restated because, during the fiscal period ended October 31, 2002, the Company determined that the methodology previously used to calculate the fair value of its mortgage loan derivative instruments as required by SFAS 133 was incorrect. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the restated audited financial statements included in the Company's Form 10-KSB (Restatement #1) for the year ended December 31, 2001. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

            Certain amounts in the financial statements for the quarter ended March 31, 2001 have been reclassified to conform to the presentation For March 31, 2002.

NOTE 2 New Accounting Standards - The Company adopted SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized periodically. The Company has performed an assessment of goodwill as of March 31, 2002 and determined that no impairment has arisen. Included in our assets as of March 31, 2002 is goodwill related to an acquisition in 1999 with a net carrying value of $3,023,792. Adoption of SFAS No. 142 has resulted in a decrease of amortization expense by approximately $400,000 per year, which is a non-cash item. The impact of SFAS No. 142 on the net loss for the quarters ended March 31, 2002, 2001 and 2000 follows:

                                                                      For the Quarter ended March 31,
           Financial Statement  Caption                            2002             2001              2000
           ---------------------------                             ----             ----              ----
           Reported net loss                                   $(137,689)       $ (475,930)        $(1,346,499)
           Add back: Goodwill amortization                          -              100,720             100,720
                                                                 -------         ---------          ----------
           Adjusted net loss                                    (137,689)       $ (375,210)        $(1,245,779)

           Basic and diluted earnings per share:
           Reported net loss                                   $  (0.03)        $   (0.11)         $    (0.31)
           Add back: Goodwill amortization                         0.00              0.02                0.02
                                                                 ------         ---------           -----------
           Adjusted net loss                                      (0.03)            (0.09)              (0.29)

NOTE 3 Financing Facilities - The transfer of assets under the warehouse facilities has been accounted for as a gain on sale of mortgage loans since the transfers satisfy the condition to be accounted for as a sale under Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of March 31, 2002 the Company was in compliance with all financial covenants in respect of its financing facilities.

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

NOTE 6 Restatement - The Company has restated its financial statements for the year ending December 31, 2001 (see 10KSB/A Restatement #1 filed December 30, 2002). This is the first restatement for the quarter ended March 31, 2002. This restatement is being filed to reflect more accurately the fair value of mortgage loan derivatives as required by SFAS 133.

            Certain of the restatement amounts include corrections of insignificant arithmetic errors in the originally filed 10-QSB for the quarter ended March 31, 2002.


            The restatement for the quarter ended March 31, 2002 is presented as follows:


           December 31, 2001                              As Originally   Restatement #1      As Restated
           Balance Sheet - Captions                            Reported      Adjustments           Herein
           ------------------------                            --------      -----------       -----------
           Other assets                                  $    1,925,816     $  (193,148)    $    1,732,668
           Total shareholders' equity                        (7,039,844)       (193,148)        (7,232,992)



           March 31, 2002                                 As Originally   Restatement #1      As Restated
           Balance Sheet - Captions                            Reported      Adjustments           Herein
           ------------------------                            --------      -----------       -----------
           Total shareholders' equity                    $    6,085,729     $      (228)    $    6,085,501

           For the Three Months
           Ended March 31, 2002                           As Originally   Restatement #1       As Restated
           Statement of Operations - Captions                  Reported      Adjustments            Herein
           ----------------------------------                  --------      -----------       -----------
           Other income (expense)                        $      (11,494)    $    193,148    $      181,654
           Net loss                                            (330,837)         193,148          (137,689)

           Net loss per share - basic and diluted                (0.06)            0.03             (0.03)


           For the Three Months Ended March 31, 2002      As Originally   Restatement #1       As Restated
           Statement of Cash Flows - Captions                  Reported      Adjustments            Herein
           ----------------------------------                  --------      -----------       -----------
           Net loss                                      $     (330,837)   $     193,148    $     (137,689)
           Other assets                                        (554,699)         143,196          (411,503)



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

The Company's loan production and results of operations are strongly affected by mortgage interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan was for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of variable rate mortgages, that is, mortgage loans that have interest rates that frequently change over the life of the loan and, consequently, lower initial interest rates than those charged on long term fixed interest rate mortgage loans.

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

The following table sets forth the wholesale and retail production for the seven quarters indicated (in thousands):

         1st Qtr-02      4th Qtr-01     3rd Qtr-01      2nd Qtr-01     1st Qtr-01     4th Qtr-00      3rd Qtr-00

Wholesale $ 115,920       $ 195,293      $ 152,973       $ 187,642      $ 241,780      $ 181,745       $ 154,914
Retail      171,626         201,961        140,241         136,115        108,327         87,598          67,974
            -------         -------        -------         -------        -------       --------        --------
Total     $ 287,546       $ 397,254      $ 293,214       $ 323,577      $ 350,107      $ 269,343       $ 222,888


Overall, the Company's mortgage loan volume declined by $62.6 million or 18% for the first three months of 2002 when compared to the first three months of 2001 with wholesale mortgage loan production declining by $125.9 million or 52% for the same periods. Retail loan production through March 31, 2002 was $63.3 million or 58% more than in the same quarter in 2001.

Mortgage loan volume in the first quarter of 2002 also declined when compared to the fourth quarter of 2001, with total production in the first quarter of 2002 being $287.5 million and total production in the fourth quarter of 2001 being $397.3 million for a decline of 28%. Both wholesale and retail production declined between the periods, with wholesale production declining 41% to $115.9 million from $195.3 million and retail production declining 15% from $202.0 million to $171.6 million. Excluding periods of declining interest rates such as occurred from the fourth quarter of 2000 to the fourth quarter of 2001, the Company sometimes sees seasonality in the first quarter of the calendar year and thus believes that the declining volumes in the first quarter of 2002 as compared to the fourth quarter of 2001 reflects this trend. Further, management believes that the pattern of declining interest rates which occurred throughout 2001 was substantially complete during that period. With a more stable interest rate scenario emerging in the first quarter of 2002, refinancing and accordingly, mortgage loan volumes declined.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The Company incurred a net loss of $((137,689) for the three months ended March 31, 2002, compared to a net loss of $(475,930) during the comparable period last year. The Company's operating loss of $(236,687) for the first quarter of 2002 also compared favorably to the same quarter of 2001 in which the Company incurred an operating loss of $(963,528).

Three operational factors mitigated the declines in wholesale mortgage loan production discussed above. In the summer of 2001, the Company began to change its product mix such that the net gain on sale for mortgage loans increased by 20% or twelve basis points. In addition, the cost of borrowing under various financing facilities of the Company decreased as a result of the declining interest rates discussed above. This decline in interest rates for short-term borrowing was relatively greater than the decline in interest rates for mortgage loans. The result was that the Company incurred net loan interest income of $24,254 in the first three months of 2002 as compared to net loan interest expense of $(416,099) in the first quarter of 2001. This favorable result in net loan interest income (expense) was also affected by the shorter time in the first quarter of 2002 that the Company held mortgage loans prior to the mortgage loan's sale, as compared to the first quarter of 2001.

Indirect expenses declined 20% to $1,767,649 in the first quarter of 2002 from $2,209,249 in the first quarter of 2001, primarily due to a reduction in staffing levels and a reduction in general and administrative expense.

Finally, one other factor contributed to the favorable results in the first quarter of 2002 as compared to the first quarter of 2001. As required by generally accepted accounting principles, in 2001 the Company recorded
 $100,720 in goodwill expense in the first quarter of 2001 which, pursuant to a change in accounting principles between 2002 and 2001 , the Company is no longer required to record.

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

During the first quarter of 2002, the Company sold common stock, net of issuance costs, in the amount of $1,900,000. Partly as a result of this cash infusion, the Company's cash position during the first quarter of 2002 improved significantly as compared to the first quarter of 2002. The Company continues to actively seek additional capital through the sale of equity and debt securities.

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


                                Transnational Financial Network, Inc.

 March 14, 2003                 /s/ Joseph Kristul
---------------                 -------------------------------------
                                Joseph Kristul,
                                Chief Executive Officer

 March 14, 2003                 /s/ Katey Carroll
---------------                 -----------------------------------
                                Katey Carroll
                                Chief Financial Officer

                                 CERTIFICATIONS

                              Certification of CEO
                                      ----
           pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A for the quarter ended March 31,2002
 -------------------------------------------------------------------------------

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   March 14, 2003               By: /s/ Joseph Kristul
        ---------------                  --------------------------------------
                                         Joseph Kristul
                                         Chief Executive Officer

                              Certification of CFO
                                      ----
           pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 regarding Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002
 -------------------------------------------------------------------------------

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of, a Delaware corporation (the "Company"), does hereby certify that:

         1. The Company's Quarterly Report on Form 10-QSB/A for the quarter ended March 31,2002 (the Form 10Q-SB/A) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. Information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:    March 14, 2003                   By:      /s/ Katey Carroll
         ----------------                         ------------------------------
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