Form 10KSB
period 2003-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-07-17
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

                                   (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2003

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 1-14219

                      Transnational Financial Network, Inc
                      ------------------------------------
                 (Name of small business issuer in its charter)

                                   California
         (State or other jurisdiction of incorporation or organization)

                                   94-2964195
                                   ----------
                        (IRS Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $21,181,593

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 14, 2003: $13,655,566

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 14, 2003: 6,760,181

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

The Company changed its fiscal year end from December 31st to April 30th, effective April 30, 2002. The Company has previously filed 10-KSB reports for the transition period from January 1, 2002 through April 30, 2002 and for the year ended December 31, 2001, but not for the twelve months ended April 30, 2002 as the fiscal year ended April 30, 2002 is unaudited; however, for purposes of "Item 1. Business", the discussion consists primarily of comparing the audited fiscal year ended April 30, 2003 to the unaudited fiscal year (or twelve months) ended April 30, 2002. The Company believes these comparisons are more meaningful than comparisons between the year ended April 30, 2003 and prior audited periods.

Item 1. Business

General

We are a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay Area, Southern California, and Arizona. Since 1985, when we were incorporated, we have been engaged in the retail origination of mortgage loans, and we currently maintain retail offices in San Francisco and Campbell. In 1995, we opened a wholesale division to close and fund loans originated by mortgage brokers. We maintain wholesale offices in San Francisco, Moreno Valley and Tustin, California as well as Phoenix, Arizona. We operate in one business segment - mortgage banking.

We fund our originations through warehouse lines of credit and master sales agreements ("Quick Sale" agreements). Our originated mortgage loans together with the mortgage loan servicing rights are subsequently sold to investors in the secondary mortgage market. Our total mortgage loan production volume for the year ended April 30, 2003 was $1.612 billion, an increase of 25% or $325 million from the $1.287 billion mortgage loan production during the year ended April 30, 2002. In the year ended April 30, 2003, wholesale originations constituted approximately 41% of all originations with retail originations making up the remainder, while in the twelve months ended April 30, 2002, wholesale originations constituted approximately 48% of all originations. Our acquisition of LRS, Inc. in 1999 has significantly augmented our retail originations since December 31, 1999.

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a lower loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $322,700) are called Jumbo loans. Jumbo loans comprised approximately 47% and 52 % of the wholesale mortgage loans we originated for the years ended April 30, 2003 and 2002, respectively. In periods of declining interest rates, our predominant products are fixed rate mortgages with a term of either 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our originations. We originate some home equity financing through second mortgages and lines of credit using the home as collateral, but these products constitute a small portion of our business.

Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the average loan size that we originated during the year ended April 30, 2003 was $292,000 compared to $280,000 for the year ended April 30, 2002. We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of between 15 to 1 and 20 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15 to $20, thereby supporting increased business volumes. See "Business - Funding of Mortgage Loans".

We currently have three financing facilities in place for a total of up to $74.5 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional warehouse lines or financing facilities could limit our ability to exceed current business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance. See "Management's Discussion and Analysis--Liquidity and Capital Resources".

The Wholesale Origination Division

Wholesale loan production during the twelve months ended April 30, 2003 was $665 million as compared to wholesale loan originations for the twelve months ended April 30, 2002 of $620 million. Although total wholesale originations increased in 2003 by $45 million, or 7%, the ratio of wholesale loan originations to total loan originations declined from 48% in 2002 to 41% in 2003. The decline in this ratio was partly due to an unusually high rate of turnover among our senior account executives, in combination with a reorganization of our production management that occurred at the beginning of calendar 2002. This restructuring was largely completed by the end of June 2002, and we have seen positive results in our originations since that time. A second reason for the decline in the ratio was the disproportionate increase of 42% in our retail loan originations in 2003 which resulted from our adding two Net Branches, starting a second retail division in our San Francisco office, and expanding our retail loan sales effort in our Campbell office.

Our wholesale lending division operates from our executive offices in San Francisco with offices in Moreno Valley and Tustin, California as well as Phoenix, Arizona. During the year ended April 30, 2003 we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations.

Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process which includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives, and on a yearly basis the broker's financial statements are updated and re-verified.

Our underwriters, all of whom have many years of experience, process and underwrite mortgage loans. Only those mortgage loan applications which meet our underwriting criteria are funded. During the year ended April 30, 2003 the average mortgage loan size originated by the wholesale division was approximately $252,000 and the average loan-to-value ratio was approximately 55%. During the year ended April 30, 2002 the average mortgage loan size originated by the wholesale division was approximately $235,000 and the average loan-to-value ratio was approximately 58%.

Wholesale lending allows us to benefit from cost efficiencies derived from not having to take a mortgage loan application, a labor intensive function, thereby reducing mortgage loan processing time, as well as being able to centralize support functions and reduce fixed operating costs. Wholesale lending offers us economies of scale while building substantial loan volume.

The Retail Origination Division

Our retail division was established in 1985 and currently employs approximately 32 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises weekly in San Francisco newspapers, most of our retail division's business is generated through customer referrals.

During the year ended April 30, 2003 approximately 14% of the mortgage loans originated by the retail division were funded by our wholesale division. The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are then underwritten again by the wholesale division. During the year ended April 30, 2003 the average mortgage loan size originated by the retail division was approximately $329,000, as compared to $339,000 in the year ended April 30, 2002.

Our retail division collects origination and closing fees from the borrower. These are used to pay commissioned mortgage loan officers, cover the cost of processing the mortgage loan and contribute to the fixed operating costs of the retail office. The financial benefits to the Company of the retail division is both as a source of loans for the wholesale division and as a source of loan fees to improve total profits.

 The following table summarizes mortgage loan production volume by division:



                                                                    Twelve Months Ended
                                     April 30,          April 30,         December 31,       December 31,         December 31,
                               -----------------------------------------------------------------------------------------------
                                       2003               2002               2001                2000                 1999
                                                             (Dollars in Thousands)
Wholesale Division
        Volume                     $  664,932          $  619,943          $  784,436         $  611,581          $  780,247
        Percent of Total Volume            41%                 48%                 57%                66%                 80%
        Number of Loans                  2643                2634                3554               2854                 N/A
        Average Loan Size          $      252                 235          $      221         $      214                 N/A

Retail Division
        Volume                     $  946,965          $  666,779          $  591,666         $  315,906          $  192,981
        Percentage of Total Volume         59%                 52%                 43%                34%                 20%
        Number of Loans                  2882                1968                1664               1053                 N/A
        Average Loan Size          $      329          $      339          $      356         $      300                 N/A

Total Loan Production
        Volume                     $1,611,897          $1,286,722          $1,376,102         $  927,487          $  973,228
        Number of Loans                 5,525               4,602               5,218              3,907               3,780
        Average Loan Size          $      292          $      280          $      264         $      237          $      257
Volume Growth, as compared
        to equivalent prior period         25%                (6)%                 48%               (5)%                (7)%

Loan Production Administration

All mortgage loan applications must be underwritten and approved in accordance with our underwriting standards and criteria. Underwriting standards used for conforming loans are those promulgated by FNMA and FHLMC. Non-conforming (Jumbo) loans are underwritten subject to credit and appraisal standards established by specific private investors. We analyze the borrower's credit standing, financial resources and repayment ability as well as the risk of the underlying collateral.

All mortgage loans must have a property appraisal provided by an independent third party, fee-based appraiser. Nationally recognized credit reporting agencies provide complete reports of the borrower's credit history including bankruptcies and delinquencies.

A given borrower may qualify for a mortgage loan through five mortgage loan documentation programs: full documentation, limited documentation, alternative documentation, no ratio loan documentation and no income/no asset verification. Under the full documentation program, the borrower's assets, income and employment are all verified by written or verbal confirmation. Under the limited documentation program, more emphasis is placed on the ability to pay and the property value. Under the alternative documentation program, income and assets are confirmed by reviewing the borrower's supporting documentation. Under the no ratio loan documentation program, no income ratios are calculated. Under the no income/no asset program, the value of the loan collateral is as critical as the borrower's credit history. Each program places a heavy emphasis on credit scores and differing loan to value ratios.

The Company's underwriting department consists of eight underwriters who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes from three to six days to underwrite a mortgage loan from the initial receipt of the application from the broker. Upon completion of the underwriting process and funding of the loan by one of our financing facilities, the mortgage loan is closed by a title agency chosen by the borrower.

We perform a pre-funding audit on all mortgage loans which includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed by an independent third party to monitor and evaluate our origination policies and procedures. A sample of ten percent of all mortgage loans closed are subjected to a full quality control review including re-underwriting the mortgage loan. Our management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans and believes that its use of the IRS Verification of Income program increases significantly the quality of its originations.

Mortgage Loan Sales

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. We have approximately 30 investors at the current time. As part of the sale, we provide representations and warranties that are customary to the industry and which cover compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, we may be required to repurchase these mortgage loans and/or may be liable for certain damages. Normally, any repurchased mortgage loan can be corrected and resold back to the original investor, although a loss may be incurred on the sale due to subsequent changes in market conditions since the original closing date of the loan. Historically, loan repurchases and related losses have not been material or significant.

We hold the originated or purchased mortgage loan for sale from the time that the mortgage loan application is funded by us until the time the mortgage loan is sold to an investor. During that time, the note rate on the mortgage loan might be higher or lower than the market rate at which we can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the sale of the mortgage loan. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but on which an interest rate has been committed to the borrower) we undertake certain activities to protect our mortgage position. We follow the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans. These forward delivery commitments are either on a "best efforts" or "mandatory" basis. The best efforts commitments generally result in a lower gain on sale, but simply require that we make an effort to deliver a loan or group of loans at a specified interest rate and balance, with no cost or penalty. A mandatory commitment generally results in a higher gain on sale; however, it requires that we deliver loans as promised. Failure to do so results in the payment of a penalty ("pair-off" fee) which can be significant in the event of large changes in the interest rate environment. The Company has not designated its practice of entering into forward delivery commitments as a hedging activity within the definition of SFAS No. 133.

Funding of Mortgage Loans

We need substantial cash flow to facilitate the funding and closing of the originated and purchased loans. These funds are provided on a short-term basis by financial institutions that specialize in purchasing loans or providing lines of credit (collectively known as "warehouse" facilities). We submit the mortgage loan to the financial institutions for funding, along with the investor commitment, if any, to purchase the loan.

As of April 30, 2003, the Company maintained one revolving warehouse line of credit with a total borrowing capacity of $9.5 million to fund mortgage loan originations. The line of credit bears interest at the rate of one month LIBOR plus a margin ranging from 4.43% to 5.43%, for an average rate of 5.77% at April 30, 2003. The line does not have an expiration date, but is cancelable at any time upon written notice by either party. In connection with this line, the Company is required to maintain a cash deposit with the warehouse lender of not less than $150,000 as a compensating balance. The Company has classified this cash deposit as restricted cash in the financial statements.

As of April 30, 2003, the Company maintained two master sales agreements ("Quick Sale" agreements), under the terms of which the financial institutions purchase a 100% participation interest in the mortgage loan upon the Company's obtaining a firm forward sale delivery commitment from investors, and upon the financial institutions' approval of the loan quality based on their underwriting standards. The Company recognizes the income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions. In connection with these facilities, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the twelve months ended April 30, 2003 and 2002, the Company was not required to make any significant repurchases from its financing facilities. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor.

One of the Quick Sale agreements provides a credit facility of $30 million as of April 30, 2003. Additionally, an emergency or "interim bulge" capacity of $10 million is available if needed. To date, the Company has not utilized this interim bulge capacity. Thus, the total capacity is $40 million. Interest on the $30 million portion of the line is the Prime Rate plus 1.0%, or 6.50%, whichever is higher. Prime was 4.25% at April 30, 2003. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of April 30, 2003 averaged 6.50%. The Company is required to maintain a cash deposit with this lender of not less than $1,000,000 as a compensating balance. The Company has classified this cash deposit as restricted cash in the financial statements.

The second Quick Sale agreement provides a credit facility of $25 million as of April 30, 2003. No additional "interim bulge" capacity is available. Interest on the facility is the greater of LIBOR or the Federal Funds rate plus 2.75%. The rate paid by the Company on this line as of April 30, 2003 averaged 4.20%. The Company is required to maintain a cash deposit with this lender of not less than $1,500,000 as a compensating balance. The Company has classified this cash deposit as restricted cash in the financial statements.

The two Quick Sale agreements are for a one year period of time and are typically renewed annually. However, the agreements give both parties the right to terminate the relationship upon 30 days written notice, for any reason.

The total of all available credit facilities is $74.5 million. Total cash required to be kept on deposit with the lenders aggregates $2.65 million. The deposits are classified as restricted cash on the financial statements. All of these financing facilities provide for either the temporary funding of mortgage loans pending the mortgage loan's ultimate resale to mortgage investors or a sale to an interim investor concurrently upon funding the loan. In the aggregate, management believes that these financing facilities are adequate to permit the Company to sell and/or finance mortgage loans thereunder pending resale to the Company's investors. Failure to maintain these facilities would have a material adverse effect on the Company's operations and financial performance. Joseph Kristul, CEO, and Maria Kristul, President, have each personally guaranteed all three of the Company's financing facilities. These financing facilities have various financial and operational covenants with which we must comply.

Also refer to "Management's Discussion and Analysis--Liquidity and Capital Resources" section for further information.

Competition

Mortgage banking is highly competitive. We face strong competition in originating, purchasing and selling mortgage loans and the related mortgage servicing rights. Our competition is principally from savings and loan associations, other mortgage companies, mortgage brokers, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. Many of these institutions have greater financial and other resources than we have and maintain a significant number of branch offices in the areas in which we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans originated and purchased by us. If we are unable to compete effectively, our results of operations and financial condition could be materially and adversely affected.

We depend primarily on mortgage brokers who are not obligated by contract to originate or deliver new mortgage loans to us. Mortgage brokers compete on the basis of customer service, range of loan products offered and pricing. Although we emphasize pricing to brokers, we also strive to offer brokers a variety of competitive products and efficient mortgage loan processing and closing.

Legislation and Regulation

The Company's loan production and servicing activities are subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities and government sponsored enterprises, including, without limitation, HUD, FHA, VA, FNMA and FHLMC. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including, without limitation, the processing, underwriting, making, selling, securitizing and servicing of mortgage loans. We are an approved seller/servicer of mortgage loans for FNMA and FHLMC. In addition, the Company is a HUD approved mortgage lender and is also qualified to originate mortgage loans insured by the FHA or guaranteed by the VA.

The Company's lending activities also are subject to various federal laws, including the Federal Truth-in-Lending Act and Regulation Z thereunder, the Homeownership and Equity Protection Act of 1994, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Fair Credit Reporting Act of 1970, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder and the Federal Debt Collection Practices Act, as well as other federal statutes and regulations affecting its activities. The Company's loan origination activities also are subject to the laws and regulations of each of the states in which it conducts its activities. These laws, rules, regulations and guidelines limit mortgage loan amounts and the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure and notice to its customers, prohibit discrimination, impose qualification and licensing obligations on it, establish eligibility criteria for mortgage loans, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, and prohibit kickbacks and referral fees, among other things. These rules and requirements also impose on the Company certain reporting and net worth requirements. Failure to comply with these requirements can lead to, among other things, inability to resell mortgage loans, inability to service mortgage loans, loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions, any of which could have a material adverse effect on our results of operations and financial condition.

The Company is subject to audits by various regulatory authorities. The Company's compliance with legal requirements is reviewed as part of its quality control process, which is performed by in-house personnel and various independent contractors, all with expertise in these matters.

Although the Company believes that we have methodologies and procedures in place to ensure compliance with these requirements and that we are currently in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations, or that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws, rules and regulations or the mortgage loan documents of borrowers will not be interpreted in a different or more restrictive manner. The occurrence of any such event could make compliance substantially more difficult or expensive, restrict the Company's ability to originate, sell or service mortgage loans, further limit or restrict the amount of interest and other fees and charges earned from mortgage loans that the Company originates or services, expose it to claims by borrowers and administrative enforcement actions, or otherwise materially and adversely affect its business, financial condition and results of operations.

Members of Congress, government officials and political candidates have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because the Company's loans are made to borrowers for the purpose of financing residential real estate property, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this type of governmental action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for the kind of mortgage loans the Company offers.

Employees

As of June 30, 2003 the Company had 88 employees, 83 of which were full-time. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be excellent.

Item 2. Description of Property

The Company leases 13,200 square feet of office space in San Francisco with a monthly rental of approximately $25,000. The original term of the lease was for five years, and was extended for an additional five years on March 21, 2003, expiring June 30, 2009, with an option to renew for an additional five years at the then prevailing market rate for rent. This office is used for corporate administrative offices and for conducting wholesale and retail mortgage lending operations in San Francisco. The Company believes that these offices are adequate for the foreseeable future. The Company maintains casualty insurance on all its property.

The Company leases additional offices in Campbell, California (6,991 square feet with a monthly rental of $13,800 and various terms expiring March 2006); Tustin, California (2,687 square feet with a monthly rental of $1,820 and a term expiring January 2004); and Phoenix, Arizona (2,500 square feet with a monthly rental of $5,100 and a term that expires in June, 2004). Some space in these locations is currently under sub-lease to unrelated third parties.

Item 3. Legal Proceedings

On December 23, 2002, the registrant settled all litigation between it and the former principals and owners of LRS, Inc., William Russell and Teri Saldivar. The litigation arose over a dispute about the purchase price of LRS, Inc. to be paid to Mr. Russell and Ms. Saldivar by the registrant in connection with the acquisition of LRS, Inc. by the registrant. Among other terms of the settlement, the Company agreed to pay the former principals of LRS, Inc. an amount equal to $1.45 million plus 55% of the pretax earnings before amortization of goodwill and acquisition expenses of its Amerimac division for the year ending July 31, 2003. The obligation accrues interest at 10% on an annual basis on the unpaid balance. Payments on this settlement began with $135,000 upon execution of the agreement and continued at $50,000 per month through April 2003. Thereafter, the Company will make payments of $100,000 per month until the obligation (principal and accrued interest) is paid in full.

The Company is involved in other legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are currently pending or that may be asserted will not have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

                    PRICE RANGE OF THE COMPANY'S COMMON STOCK

The Company's Common Stock is listed on the American Stock Exchange and traded under the symbol TFN.

The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's Common Stock for the quarterly periods indicated during the years ended April 30, 2003 and 2002:

                                                                                            High                      Low

                 2003         1st Quarter (May '02 - Jul '02)                                1.54                     0.65
                              2nd Quarter (Aug '02 - Oct '02)                                0.80                     0.15
                              3rd Quarter (Nov '02 - Jan '03)                                0.50                     0.15
                              4th Quarter (Feb '03 - Apr '03)                                0.45                     0.23

                 2002         1st Quarter (May '01 - Jul '01)                                1.67                     1.05
                              2nd Quarter (Aug '01 - Oct '01)                                2.00                     1.17
                              3rd Quarter (Nov '01 - Jan '02)                                2.56                     1.70
                              4th Quarter (Feb '02 - Apr '02)                                2.44                     1.10




The Company did not pay any dividends in 2003 or 2002.

As of April 30, 2003 there were approximately 460 shareholders of record of the Company's common stock.

During fiscal 2003, the Company borrowed $900,000 in subordinated debt, and repaid $810,000. The notes require interest payments of 15% and mature from fiscal 2004 through fiscal 2006. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

During the July to September period of 2001 the Company entered into three transactions, each of which was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as not involving a public offering. The Company sold 900,000 shares of common stock at $1.00 per share to several investors for gross and net proceeds of $900,000. The Company granted 50,000 options to a director in exchange for services related to this transaction. The options have a term of 2.5 years and are exercisable at $1.20 per share.

During March 2002, the Company agreed to issue 1,503,750 shares of common stock to five investors for $1.33 per share. The net proceeds to the Company were $1,900,000 ($2,000,000 less a broker commission of $100,000).

Item 6. Management's Discussion and Analysis

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

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-KSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

Change in Fiscal Year

The Company changed its fiscal year end from December 31st to April 30th, effective April 30, 2002. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-KSB to 2003 or 2002 are to the fiscal year ending on April 30th in the year named. This means that the fiscal year ending April 30, 2003 is referred to as "2003."

GENERAL

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, we maintain Net Branches in association with local mortgage brokerage companies. The revenues and expenses of these Net Branches are not consolidated into our Statements of Operations since we do not own and control them. They are a vehicle, operating under our California Real Estate License, to capture more mortgage loan flow for our wholesale operations. Since these Net Branches are independently owned, they have not historically maintained their affiliations with fully-licensed mortgage bankers on a long-term basis. During 2003, we had two Net Branches, one in Rancho Cucamonga and one in Victorville, California. At the beginning of the fourth quarter, the owners of these branches reafilliated elsewhere, although we continue to receive loans to fund from them. As of April 30, 2003, the Company had no Net Branches, however, we are currently in the process of setting up other Net Branches in California. We expect to continue our policy of adding and subtracting Net Branches from our branch network on an opportunistic basis in the future.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Moreno Valley, and Tustin, California as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

The Company's loan production and results of operations are strongly affected by mortgage interest rates, with origination volumes increasing in periods of declining interest rates, and declining during periods of increasing interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan is for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of variable rate mortgage loans, that is, mortgage loans that have interest rates that frequently change and, consequently, have lower initial interest rates than those charged on longer term fixed interest rate mortgage loans.

To diminish the overall effects of a variable interest rate market, the Company has employed other measures to stabilize business. These measures include offering a broader menu of products, delivering mortgages to the secondary market in volume packages, and expanding both the nature and scope of mortgage originations. Wholesale operations are centralized in two regional centers for both conventional and government programs to provide greater economic efficiencies. Nonetheless, the Company's origination volume trends have been and will continue to be heavily influenced by both the level and trend of interest rates.

The data in the table below are presented to provide context for the discussion that follows the table.

                      Transnational Financial Network, Inc.
                       Condensed Statements of Operations
                 (Results for Year Ended April 30, 2003 Audited)


                                                       For the 3 Months Ended                     For the 12 Months Ended
                                                       ----------------------                     -----------------------

                                                   April 30,    April 30,    % Chg          April 30,     April 30,  % Chg.
                                                        2003         2002   Inc. (Dec)           2003          2002    Inc. (Dec)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                               (audited)
REVENUE
    Net gain on sale of mortgages                 $2,486,646   $  787,832    215.6%       $ 6,758,421   $ 4,230,247    59.8%
    Production revenue                             3,618,487    2,806,825     28.9%        14,288,361    10,697,847    33.6%
    Other revenue                                     23,419       15,426     51.8%           134,811   $   156,849   (14.1)%
                                                  ----------   ----------                 -----------   -----------

TOTAL REVENUE                                      6,128,552    3,610,083     69.8%        21,181,593    15,084,943    40.4%
                                                  ----------   ----------                 -----------   -----------

DIRECT EXPENSE
    Commission and production incentives           2,262,404    1,708,554     32.4%         9,026,805     6,515,933    38.5%
    Production expense                               427,892      338,283     26.4%         1,640,461     1,539,326     6.5%
    Pair-off fees                                     15,924       16,633     (4.3)%           36,310        45,721   (20.6)%
    Provision for early payoff penalties              30,000       20,000     50.0%           300,000       199,610    50.3%
                                                  ----------   ----------                 -----------   -----------

TOTAL DIRECT EXPENSE                               2,736,220    2,083,470     31.3%        11,003,576     8,300,590    32.6%
                                                  ----------   ----------                 -----------   -----------

NET INTEREST INCOME (EXPENSE)
    Interest income on loans in warehouse            392,107      378,467      3.6%         1,928,353     2,157,458   (10.6)%
    Interest expense on loans in warehouse          (489,081)    (357,436)    36.8%        (2,220,674)   (2,583,444)  (14.0)%
                                                  ----------   ----------                 -----------   -----------

NET INTEREST INCOME (EXPENSE)                        (96,974)      21,031     nm             (292,321)     (425,986)  (31.4)%
                                                  ----------   ----------                 -----------   -----------

GROSS PROFIT ON MORTGAGE
    ACTIVITIES                                     3,295,358    1,547,644    112.9%         9,885,696     6,358,367    55.5%

INDIRECT EXPENSE
    Salaries and benefits                          1,164,200    1,094,315      6.4%         4,523,376     4,509,863     0.3%
    General and administrative                       694,942      488,669     42.2%         2,855,780     2,165,836    31.8%
    Occupancy                                        175,931      177,220     (0.7)%          756,724       727,175     4.1%
    Depreciation                                      22,111       25,143    (12.1)%           92,611       418,404   (77.9)%
                                                  ----------   ----------                 -----------   -----------

TOTAL INDIRECT EXPENSE                             2,057,184    1,785,347     15.2%         8,228,491     7,821,278     5.2%
                                                  ----------   ----------                 -----------   -----------

OPERATING INCOME                                   1,238,174     (237,703)      nm          1,657,205    (1,462,911)   nm

NON-OPERATING INCOME (EXPENSE)
Other interest expense                              (124,467)     (82,656)    50.5%          (392,900)     (328,383)   19.6%
Other income (expense), including
    SFAS 133 adjustment                              127,900        9,237       nm            262,703      (287,420)     nm
                                                  ----------   ----------                 -----------   -----------

TOTAL NON-OPERATING INCOME (EXPENSE)                   3,433      (73,419)      nm           (130,197)     (615,803)  (78.9)%
                                                  ----------   ----------                 -----------   -----------

PRETAX INCOME                                      1,241,607     (311,122)      nm          1,527,008    (2,078,714)     nm

PROVISION FOR INCOME TAXES                            84,532          -                        84,532          -
                                                  ----------   ----------                 -----------   -----------

NET INCOME                                        $1,157,075   $ (311,122)      nm        $ 1,442,476   $(2,078,714)   nm
                                                  ==========   ==========                 ===========   ===========



PRODUCTION ($ millions)
    Wholesale                                          $ 194       $ 109      78.0%        $    665      $   620        7.3%
    Retail                                               247         182      35.7%             947          667       42.0%
                                                     ---------   --------                 -----------    ----------
    Total production                                   $ 441       $ 291      51.5%          $1,612       $1,287       25.3%

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                                     Origination Volumes
                                                        ($ millions)

Fiscal Quarter         4-30-03    1-31-03   10-31-02   7-31-02    3-31-02   12-31-01   9-30-01   6-30-01    3-31-01
                       -------    -------   --------   -------    -------   --------   -------   -------    -------
Ending

Wholesale             $   194    $    197   $    179  $    95    $   116    $    195   $   153   $   188    $  249
Retail                    247         242        253      205        172         202       145       136       108
                      -------    --------   --------  -------    -------    --------   -------   -------    ------

Total                 $   441    $    439   $    432  $   300    $   288    $    397   $   298   $   324    $  357
                      =======    ========   ========  =======    =======    ========   =======   =======    ======


QUARTER AND YEAR ENDED APRIL 30, 2003 COMPARED TO QUARTER AND YEAR ENDED APRIL 30, 2002

Revenue Analysis
Total revenues for the year ended April 30, 2003 increased 40% to $21.2 million from the year earlier period. This occurred while aggregate loan originations for the Company increased at a lower rate, 25%, in the year ended April 30, 2003 as compared to the 12 months ended April 30, 2002. This disparity was the result of three trends:

First, the Company's Gain on Sale revenues (solely from its wholesale business) increased 60% in the year just ended, while such revenues increased 216% in the fourth quarter from year earlier period. This gain was due to a 50% improvement in our gain on sale margin to 102 basis points in the year just ended, compared to 68 basis points in the prior year. This improvement principally reflects the change to our product mix, which we began implementing in the third quarter of 2001 in our efforts to focus on higher margin mortgage products. In addition, we believe our gain on sale margin also benefited from the substantial influx of money into the mortgage security markets seeking higher yields.

As shown in the table below, we have increased our Gain on Sale consistently over the last two years, with a 133% rise from the 55 basis points in the quarter ended March 31, 2001 to 128 basis points in the quarter which recently ended.

                                               Wholesale Gain on Sale
                                               ----------------------
                                                   (Basis Points)

Fiscal Quarter         4-30-03    1-31-03   10-31-02    7-31-02   3-31-02   12-31-01   9-30-01   6-30-01    3-31-01
                       -------    -------   --------    -------   -------   --------   -------   -------    -------
Ending
Gain On Sale            128       101          88        74        71          66         68       57        55


The Gain on Sale in the recently ended quarter was unusually high due to the receipt of a bonus from one loan buyer which was based on achieving a targeted pull-through rate on loans submitted to this buyer for rate locking. In the absence of the receipt of this bonus, our Gain on Sale for the fourth quarter just ended would have been 106 basis points. In the current environment, we expect to continue to earn such bonuses from time to time, but do not expect such bonuses necessarily to occur within our regular fiscal quarterly reporting periods. Furthermore, since the bonus levels are dependent upon achieving a targeted pull-through rate on a total forward delivery commitment, the bonus is not earned, nor can it be accrued for, until the forward delivery commitment is completed, and the actual pull-through rate is determined.

Second, despite historically high industry mortgage originations, the Company's wholesale originations increased only 7% in the year just ended as compared to the prior fiscal year. As shown in the previous table titled "Origination Volumes", we experienced a decline in our wholesale origination volumes in the first half of calendar 2002 as compared to the prior four quarters of 2001. This was the period when the company experienced the negative effects due to the reorganization of its wholesale production organization at the end of 2001 and in early 2002. As can be seen in the table above, the recovery in production was substantially completed as of the quarter that ended October 31, 2002.

The Company's wholesale loan originations, while heavily influenced by the market environment, are also heavily influenced by its capital base. Our capital base determines the amount of warehouse and quicksale lending available to us, which, in turn, can act as a limit on the amount of loans we are able to fund. In the current environment, we believe that our capital base has resulted in limiting our wholesale mortgage origination volume to about 60% of what we would have been able to do if we had had sufficient capital available.

Third, retail loan production, on the other hand is not limited by our capital base since we can choose to broker the loans to other lending institutions. Reflecting the strong housing trends in our primary markets and the nationwide mortgage-refinancing boom, our retail loan originations have been very strong. Our retail mortgage originations for the year recently ended increased by 42%, to $947 million from $667 million in the year earlier period.

In addition to benefiting from industry trends, we also have strengthened our internal efforts to increase retail production in two ways. First, we have added loan officers to our staff in our Campbell, California office, thus expanding its loan production base. Second, we have opened a second San Francisco retail effort, one that is intended to broaden the retail mortgage market we serve in that area. These efforts have begun to make a measurable contribution to our retail loan originations.

Gross Profit Analysis
Gross profits for the year just ended increased 56% to $9.9 million from the year earlier period, a greater increase than our overall total revenue gain of 40% for the period. Approximately one-quarter of the increase in our gross profits in the fourth quarter of 2003 as compared to the fourth quarter of 2002 was due to the previously described bonus we received for meeting a targeted pull-through rate on a single forward delivery commitment.

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

As previously discussed, our gross margin in the recently ended fourth quarter was enhanced by the receipt of a forward delivery pull-through bonus. In the absence of this bonus, our gross margin would have been approximately 50%.



                                           Gross Profit Margin Trends

Fiscal Quarter         4-30-03    1-31-03   10-31-02    7-31-02   3-31-02   12-31-01   9-30-01   6-30-01    3-31-01
                       -------    -------   --------    -------   -------   --------   -------   -------    -------
Ending
Gross Profit Margin     53.8%      47.1%       43.9%     38.8%     45.7%      58.5%     40.0%     34.9%     34.9%

The increasing gross margin trend in the last four quarters reflects the following two factors:

First, our wholesale originations, which have higher gross profitability than retail mortgage originations, have increased from 32% of our total loan originations in our first fiscal quarter to 44% of our total loan originations in the recently ended fourth quarter.

Second, as previously discussed, we have benefited from changes we made to our product mix as well as from increased market demand for our product types. As a result, our Gain on Sale margin has steadily increased, thus magnifying the effects of the mix factor change.

The Provision for Early Loan Payoff penalties in the year earlier period was unusually low, and reflected a one-time assessment of the amount (a benefit of approximately $229,000 in the quarter ended December 31, 2001) the Company would be able to recover from brokers that had refinanced loans wherein they were liable for any early payoff fees that were incurred as a result.

Similarly, management believes that the $300,000 Early Loan Payoff expense in the year recently ended will be much lower in the next fiscal year. In mid-calendar 2002, the Company stopped underwriting asymmetrical mortgages whereby the Company was liable for a prepayment penalty if the loan was refinanced within a certain period, but the borrower was not. As a result, management believes that the recently ended fourth quarter was the last quarter of material expenses in the Provision for Early Loan Payoffs.

The decline in the Net Warehouse Interest Expense was driven by three factors:
First, the Company benefited from a decline in short-term borrowing rates that has been proportionately greater than the decline in mortgage lending rates. Second, the Company was able to increase borrowing on certain facilities at lower interest rates in the year that recently ended when compared to the year earlier period. Third, the average number of days our loans remained financed ("days in the warehouse") prior to being purchased in the secondary market declined. The average number of days our loans remained financed prior to secondary market purchase was 12 days in the recently ended quarter. We do not expect this to change materially in the near future.

Indirect Expense Analysis
Aggregate Indirect Expenses increased 5% to $8.2 million in the year ended April 30, 2003 when compared to the like period a year earlier. As shown in the table below, the Company has consistently driven its Operating Expenses as a percent of revenues lower over the last two years.

                                            Indirect Expense and Components
                                              (As a Percent of Revenues)

     Fiscal Quarter
                                  4-30-03    1-31-03   10-31-02    7-31-02   3-31-02   12-31-01   9-30-01   6-30-01    3-31-01
                                  -------    -------   --------    -------   -------   --------   -------   -------    -------
     Ending
     Total Indirect Expenses       33.6%      38.6%      38.9%     47.5%       52.7%    47.7%     58.5%      70.6%      59.9%

     Selected Components
     Salaries and Benefits         19.0%      20.4%      21.1%     27.0%       34.7%    29.7%     33.6%      37.4%      37.1%
        General and Admin.         11.3%      14.5%      13.6%     15.1%       12.1%    14.5%     18.0%      23.9%      14.1%


There were three major trends in these comparisons.

First, Salaries and Benefits, our largest single expense and one representing 55% of all of our Indirect Expenses for the year recently ended, were essentially flat on a year-over-year basis. This is the result of our intense focus on increasing our operating efficiency at all levels. As seen in the table above, we have reduced our Salaries and Benefits as a percent of our revenues from a peak of 37.4% in the second calendar quarter of 2001 to 19.0% in the recently ended quarter.

Second, our General and Administrative expense, representing 35% of all of our Indirect Expenses, increased $690 thousand in the recently ended year, a 32% increase. The vast majority of this increase, approximately $518 thousand, was due to increased professional fees.

During this past year and a half, these expenses have inflated dramatically over what we believe we will see on an ongoing basis in our next fiscal year. The causes have been twofold. First, our total auditing and external accounting expenses for this fiscal year were nearly triple what we expect to see going forward as a result of our changing our fiscal year and changing our auditing firms. Second, our legal bills during the last year have been abnormally high as a result of litigation that was settled in December 2002. Our Professional Fees for the year just ended were $1 million, a figure we expect to cut by approximately 40% in our current fiscal year.

Third, our Depreciation and Amortization expense has declined significantly in the year just ended when compared to the period a year earlier. The sole reason for this was the impact of the FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was effective for fiscal years ending after December 31, 2001. The adoption of SFAS No. 142 requires that we no longer amortize goodwill while at the same time requiring that we periodically evaluate the Goodwill asset for impairment. The amount of goodwill amortization recorded on a quarterly basis prior to adoption of SFAS No. 142 was approximately $100 thousand. The favorable impact of this change in accounting practice is evident in our quarterly financial results from March 31, 2002 forward. The year-over-year comparative benefit from adoption of SFAS No. 142 will not be present in future fiscal periods to the extent that goodwill is no longer amortized and the Goodwill asset is not impaired.

Non-Operating Expense Analysis our Non-Operating Expenses consist of two matters.

First, we incur Other Interest Expense. This is interest expense that is not directly associated with our mortgage lending activities (warehouse loans). It results from two obligations. First, the subordinated debt we have incurred to bolster our capital base accounts for approximately $77 thousand of quarterly interest expense. Second, the obligation related to an acquisition we made in 1999, accounts for approximately $38 thousand of quarterly interest expense. By contract, this latter obligation (principal and accrued interest) will be repaid no later than sometime in the third calendar quarter of 2004.

The second part of our Non-Operating Expense is labeled "Other Income/Expense". It consists almost entirely of non-cash charges or credits that derive from the application of Statement of Financial Accounting Standard Number 133 relating to the accounting for mortgage loan derivative instruments. This figure will be either positive or negative from quarter to (consecutive) quarter, principally based upon whether or not our locked mortgage pipeline (mortgages where we have committed, or locked in, to a buyer to fund a mortgage for a specific amount at a specific rate) rises or falls from the immediately preceding quarter.

In the quarter just ended, there was a positive adjustment to this SFAS 133 asset of approximately $128 thousand. This reflects the fact that our locked pipeline increased in size at April 30, 2003, compared to what it was at January 31, 2003.

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

Change in Fiscal Year

The Company changed its fiscal year end from December 31st to April 30th, effective April 26, 2002. Information in this Form 10-KSB is primarily for the fiscal year ended April 30, 2003 and the twelve months ended April 30, 2002.

Liquidity And Capital Resources

In fiscal 2003 the Company's cash resources funded its operations. Other than the borrowings of $900,000 in subordinated debt, the Company did not seek or obtain financing to obtain cash resources in fiscal 2003.

The Company's net income of $1,442,476 generated cash flow of approximately $1,272,000 after adding approximately $93,000 non-cash expense of depreciation and subtracting approximately $263,000 of non-cash income from derivative financial instruments, an item that does not produce cash for the Company. Nonetheless, the Company's unrestricted cash decreased by almost $1,230,000. The primary cause of this decrease was the need to increase restricted cash by $1,650,000 to support one of the Company's warehouse facilities. Further, the Company used $335,000 to pay a portion of the earn out due to former stockholders of LRS, Inc.

Activity on the Company's warehouse facilities, that is, mortgage loans originated for sale, net of mortgage loans proceeds from sale, combined with net borrowings and repayments on warehouse notes payable, used approximately $307,000 of cash by virtue of repayment of more than was advanced under these facilities during the fiscal year.

There were several items of income and expense that were recognized but that had not yet had a cash effect. In particular, the Company had increased accrued expenses and interest, items recognized but not yet paid, of approximately $240,000 and $67,000. Similarly, the Company's accrued receivables increased by approximately $591,000 reflecting revenue that had been recognized but not received, mostly as a result of the bonus from one large buyer described previously in the "Management's Discussion and Analysis" section.

The Company is facing two large obligations in fiscal 2004, the payment of $1,200,000 pursuant to the settlement agreement referred to in "Item 3. Legal Proceedings" relating to the acquisition of LRS, Inc. as well as the payment of $500,000 of subordinated debt due to mature. Historically, the holders of the subordinated debt have generally been willing to renew this debt; however, there can be no assurances that this practice will continue in the future. If the holders of this debt do not renew it or the Company decides not to refinance these obligations, earnings will be required to liquidate them and such cash flow will not be available to increase the Company's operations or its warehouse facilities. For further discussion of these matters, refer to Footnotes 5 and 13 in the audited financial statements and to "Item 3. Legal Proceedings."

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through master sales agreements and traditional warehouse lines of credit ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's prior operating losses eroded its net worth and cash position, which has made it more difficult to obtain adequate financing facilities at favorable rates as needed to support further business expansion. As of April 30, 2003, the Company had a total of three financing facilities for a maximum financing capacity of up to $74.5 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.65 million. As of April 30, 2003, the Company was in compliance with all financial and operational covenants. The agreements are renewable on an annual basis, subject to the lenders' evaluation of the Company's financial position at that time. However, despite the fact that the agreements are for a year at a time, other provisions included in the agreements give both the lender and the Company the right to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO, and Maria Kristul, President, have both personally guaranteed the three facilities in place at April 30, 2003. The Company believes that its relationships with its existing lenders is satisfactory at the current time.

To expand its operations, the Company needs to obtain additional warehouse lines of credit or additional financing facilities. The level of financing facilities that the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, we can expect a $15 to $20 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $15 to $20. Given the improvement in the Company's results during the year ended April 30, 2003, management will attempt to renegotiate the interest rates it pays on existing financing facilities, and to obtain additional financing facilities at favorable rates. If successful, this will increase the Company's funding capacity as well continuing to improve net interest income (expense), which has been a significant contributor to prior years' operating losses.

Our overall funding strategy is to use committed facilities, summarized as of April 30, 2003:

Type of Facility                       Committed             Outstanding
                                       Facility                Balance                         Maturity

Master sales agreement (1)       $     40,000,000         $   14,782,280               Annual or 30 days notice
Master sales agreement (1)             25,000,000              9,914,546               Annual or 30 days notice
Warehouse line of credit                9,500,000                789,445                       On demand
                                 ----------------         --------------

Totals                           $     74,500,000         $   25,486,271
                                 ================         ==============


(1) The Company accounts for the loans underlying these facilities as sold as of April 30, 2003. Thus, only the loans related to the warehouse line of credit appear on the balance sheet. See Footnote 4 in the audited financial statements for additional discussion about these facilities.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, and mandatory forward delivery commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The mandatory forward delivery commitments also involve the risk of nonperformance on the part of the Company. The Company manages this risk by entering into these agreements with major, well-known financial institutions. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                                                   April 30,
                                                     2003                               2002
                                            -------------------------------------------------------

Commitments to extend credit                $     90,722,206                  $      41,953,193
Mandatory forward delivery commitments            16,000,000                          5,000,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract on the part of the customer. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


Item 7. Financial Statements

The response to this item is submitted as a separate section. See "Item 13. Exhibits and Reports on Form 8-K".

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On December 6, 2002, Transnational Financial Network, Inc. (the "Company"), at the recommendation of its audit committee, appointed Burr, Pilger & Mayer LLP as its independent auditors to replace the firm of Grant Thornton LLP who was dismissed contemporaneously therewith and has been asked to submit a letter to the Securities & Exchange Commission to the effect that it has no material disagreements with the statements made in this Item 8 (other than the registrant's representation in paragraph (d)(i) below of its plans to use the same methods with respect to capturing certain information related to SFAS 133, as to which the Accountant expresses no judgment), confirming that the Accountant had no disagreements with management of the Company related to matters that are material to the Company's 2002 financial statements.

    Management represents as follows:

         (a) There have been no disputes between management and the auditors; and the auditors' reports for financial statements for the four month period ended April 30, 2002, and years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         (b) The decision to change accountants from Grant Thornton LLP (the "Accountant") to Burr, Pilger & Mayer LLP has been approved by the Company's Board of Directors at the recommendation of the Company's audit committee.

         (c) During the registrant's four month period ended April 30, 2002 and years ended December 31, 2001 and 2000 and any subsequent interim period through December 6, 2002, there were no disagreements with the Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The registrant has authorized the Accountant to respond fully to the inquiries of the successor accountant.

         (d) The Accountant expressed no disagreement or difference of opinion regarding any "reportable" event as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, including but not limited to:

                  (i) the Accountant has not advised the registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist except (i) that the Accountant has advised the registrant that the registrant lacked the internal processes to deal with SFAS No. 133, Accounting for Derivatives and Hedging Activities, issues properly (insofar as FAS 133 relates to the change in fair value of contractual loan and forward delivery commitments income); and (ii) the registrant did not allow for the possible non-payment of a newly assigned note receivable in the amount of approximately $400,000 which was received in connection with an exchange transaction related to the registrant's investment in Loan Link LLC. The $400,000 was expensed for the fiscal year ended December 31, 2001. The registrant has successfully captured the information required for restatements insofar as the restatements relate to FAS 133 for the four month period ended April 30, 2002, and for the year ended December 31, 2001, and plans to utilize the same methods to capture the required information going forward;

                  (ii) the Accountant has not advised the registrant that information has come to the Accountant's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

                  (iii) except as noted in item (iv), the Accountant has not advised the registrant of the need to expand significantly the scope of its audit, or notified the registrant that information has come to the Accountant's attention that if further investigated may (A) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (B) cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements, and due to the Accountant's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, the Accountant did not so expand the scope of its audit or conduct such further investigation;

                  (iv) except as described below, the Accountant has not advised the registrant that information has come to the Accountant's attention that it has concluded materially impacts the fairness or reliability of either (A) a previously issued audit report or the underlying financial statements, or (B) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the Accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and due to the Accountant's resignation, or for any other reason, the issue has not been resolved to the Accountant's satisfaction prior to its resignation.

The Accountant notified the Company that information came to the Accountant's attention that required the financial statements for the year ended December 31, 2001 and for the four month period ended April 30, 2002 to be restated. These restatements were in connection with the Company's determination of the fair value of mortgage loan and forward commitment contracts in accordance with the requirements of SFAS No. 133 as referred to above.

           (e) The registrant has provided the Accountant with a copy of the disclosures it is making in response to Item 304(a) of Regulation S-B. The registrant has requested that the Accountant furnish the registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information regarding the Company's directors and executive officers.

               Name                           Age                   Position

      Joseph Kristul                        55                     Chief Executive Officer and Treasurer,
                                                                   Director

      Maria Kristul                         55                     President, Director

      Katey Carroll                         54                     Senior Vice President/
                                                                   Chief Financial Officer

      Robert A. Forrester                   59                     Director

      Alex Rotzang                          58                     Director

      J. Peter Gaskins                      55                     Director

      Paul Garrigues                        47                     Director


Joseph Kristul cofounded the Company in 1985, has been a director and officer since that time and has been responsible for the Company's overall management since the Company's inception. At present, Mr. Kristul manages the Company on an overall basis and directly oversees secondary marketing, finance, corporate marketing, investor relations and strategic corporate planning. Beginning in 1995 Mr. Kristul created the Company's wholesale division, developing the Company's base of brokers, which delivers loan product, and implemented systems and controls to manage the quality of the product delivered by brokers. Mr. Kristul graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia, in 1971.

Maria Kristul cofounded the Company in 1985, has been a director and officer since 1991, and has been responsible for the Company's retail division since the Company's inception. The Company's wholesale and retail sales and operations divisions report to Ms. Kristul, as does broker relations. Certain corporate administrative functions such as Human Resources also report to her. Ms. Kristul graduated with a Master of Science in Food Processing Mechanics from the Odessa Physics and Technology University, in Odessa, Russia, in 1971.

Joseph and Maria Kristul are husband and wife.

Katey Carroll became the Chief Financial Officer of the Company on September 30, 2002. Ms. Carroll received her Masters of Business Administration in Accounting from the University of California at Berkeley. She is a CPA who spent the first four years of her career with KPMG, LLP. Ms. Carroll has over 15 years experience in senior financial management positions in financial services and mortgage banking. Her experience includes serving as the Controller of Monument Mortgage, Inc. from 1993 through 1998, the Director of Finance for Banker Benefits, Inc. from 1998 through 2001, and as Chief Financial Officer during 2002 for Triton Funding Group, Inc.

Robert A. Forrester became a director of the Company in March, 1999 and provides legal counsel to the Company. Mr. Forrester is an attorney and has practiced in his own firm since April 1989. Mr. Forrester is a member of the State Bars of Texas and California.

Alex Rotzang became a director in August, 1999. He is Chairman of NoreX Petroleum Limited, an international oil and gas company based in Cyprus and Calgary, Canada. Mr. Rotzang formed NoreX Petroleum Limited in 1994 and has 24 years experience in the oil and gas industry. Mr. Rotzang graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia, in 1971.

J. Peter Gaskins became a director of the Company in January 2000. He has over 30 years experience in capital management and investment banking and is presently a strategic and financial consultant to private and small publicly held companies. He provides private investment banking and consulting services through Clarion Associates, Inc., a firm he founded in 1991. Prior to 1991 he was Chief Executive Officer and President of NatWest Securities USA, the United States institutional stock brokerage business for National Westminster, Britain's largest commercial bank. Mr. Gaskins is an honors graduate in statistics from Harvard College and received a Masters in Business Administration from Harvard University.

Paul R. Garrigues became a director of the Company on September 25, 2002, after he resigned his position as Chief Financial Officer. Mr. Garrigues received his Bachelors of Science Degree in Accounting from the University of Southern California. He is a CPA who spent the first four years of his career with Deloitte & Touche, LLP. Mr. Garrigues has nearly 20 years experience in senior financial management positions in the financial services and real estate development industries. His experience includes serving as the Chief Financial Officer of Monument Mortgage, Inc. from 1992 to 1998, then in 1998 as the Chief Financial Officer of CFI Mortgage, Inc., which in 1999 filed for protection under Chapter 11 of the United States Bankruptcy Code. In 1999 he was the Chief Financial Officer of Aurora Loan Services, from 2000 to 2001 he was the Chief Financial Officer of Valley Construction & Development, which in 2002 filed for protection under Chapter 7 of the United States Bankruptcy Code, and during 2002 he served as the Chief Financial Officer of Fremont Bank and then the Company. In October 2002, he joined a Florida based Federal Savings Bank where he currently serves as the Chief Accounting Officer.

All the directors' terms are for a period of one year and are voted on annually at the Shareholders' Meeting. Current terms will expire on September 26, 2003. None of the directors is currently serving on the Board of Directors of any other reporting entity.

Committees of the Board of Directors

The Company's Board of Directors has established two active committees, the Audit Committee and the Primary Committee.

The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company. The Audit Committee is composed of Messrs. Gaskins, Forrester and Garrigues. Mr. Gaskins is Chairman of the Audit Committee, and Mr. Forrester is the Vice-Chairman.

The duties of the Primary Committee relate to administration of the 2000 Stock Incentive Plan, and are set forth under the caption 2000 Stock Incentive Plan. The Primary Committee is composed of Messrs. Gaskins and Rotzang.

Section 16(a)  Beneficial Ownership Reporting Compliance

Each of the Company's outside directors, Messrs. Forrester, Rotzang, Gaskins and Garrigues, filed Form 5's for the fiscal year ended April 30, 2003 to reflect the annual awarding of stock options pursuant to the Company's 2000 Stock Incentive Plan. Mr. Kristul and Mdms. Kristul and Carroll similarly filed Form 5's. Mr. and Ms. Kristul's Form 5 reflected the awarding of stock options to Mr. & Ms. Kristul and reflected the purchase of 10,250 shares of Common Stock in the open market. Ms. Carroll's Form 5 reflected the awarding of a stock option upon her employment in September, 2002.

Code of Ethics

The Company has not adopted a Code of Ethics for its principal executive officer, principal financial officer and principal accounting officer. As part of the Sarbanes-Oxley Act of 2002, the Company is reviewing its formal policies with respect to a Code of Ethics, together with the implementation of the other formal requirements of that Act with respect to corporate governance.

Item 10. Executive Compensation

The following table sets forth certain information concerning the compensation earned during the year ended April 30, 2003 by the Company's Chief Executive Officer, President and Chief Financial Officer for whom disclosure is required:

                                        Summary Compensation Table

                                                                       Annual Compensation            Securities
  Name and Principal           Fiscal Year                         Salary              Bonus           Underlying Options
  Position

  Joseph Kristul                    2003                         $   200,000              -             400,000
  Chief Executive Officer         STUB (1)                            66,667              -                -
                                    2001                             200,000              -                -
                                    2000                             210,416              -                -

  Maria Kristul                     2003                         $   240,000              -             100,000
  President                       STUB (1)                            80,000              -                -
                                    2001                             240,000              -                -
                                    2000                             252,500              -                -

  Katey Carroll                     2003                         $    70,868              -             100,000
  Chief Financial Officer         STUB (1)                                -               -                -
                                    2001                                  -               -                -
                                    2000                                  -               -                -


(1)  STUB represents the transition period of January 1 through April 30, 2002.

The following table sets forth certain information concerning grants of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                           Number of                 Percent of Total           Weighted
                           Securities                Options Granted To         Average
                           Underlying                Employees In               Per Share        Expiration
Name                       Options Granted           Fiscal Year (1)            Exercise Price   Dates

Joseph Kristul              400,000                      39.6                      $0.73          06/03/06, 06/04/12
Maria Kristul               100,000                       9.9                      $0.73          06/04/12
Katey Carroll               100,000                       9.9                      $0.26          09/30/12, 01/02/13

(1) During the fiscal year ended April 30, 2003, the Company granted a total of 1,009,000 options to purchase Common Stock to its employees, executive officers and directors.

No options were exercised by any of the executive officers during fiscal 2003.

Stock Option Plans

The 1998 Stock Option Plan (the "1998 Plan") provided for the grant to employees, officers, directors, and consultants to the Company or any parent, subsidiary or affiliate of the Company of up to 500,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination, or reclassification of shares. The 1998 Plan provided for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options at the discretion of the Board of Directors or a committee of the Board of Directors (the "Committee"). On February 29, 2000 the Board of Directors terminated this plan and adopted the 2000 Stock Incentive Plan to replace it.

Ms. Kristul has been granted options to acquire 30,000 shares of Common Stock under the 1998 Plan with an exercise price of $7.50. This option expires December 31, 2009.

On February 29, 2000, effective March 1, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") for the grant to employees, officers, directors and consultants to the Company, parent or subsidiary of the Company of up to 750,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination or reclassification of shares. Beginning with calendar year 2000, the number of shares authorized under the plan shall automatically increase by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year. However, in no event shall any such annual increase exceed 400,000 shares. As of April 30, 2003, the total 2000 Plan reserve totaled 1,397,082 shares. No one person may receive options for more than 150,000 shares in aggregate per year.

There are five programs under the 2000 Plan under which: (i) eligible persons may be granted options to purchase Common Stock for incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) eligible employees may have a portion of their base salary invested in special option grants; (iii) eligible persons may be issued shares of Common Stock directly, either through immediate purchase of shares or as a bonus; (iv) non-employee directors shall receive option grants at designated intervals over the period of continued board service; and (v) non-employee board members may have their annual retainer fee otherwise payable in cash applied to a special option grant.

Director Remuneration

The following table sets forth certain information regarding compensation of directors (other than the previously named executive officers) paid for services for the year ended April 30, 2003:


                                   Annual                             Consulting
                                  Retainer           Meeting          Fees/Other
                                    Fees              Fees               Fees

Name

Robert A. Forrester                   -             $  25,500          $   26,857

Robert A. Shuey (1)                   -             $   2,000                -

Alex Rotzang                          -             $  12,500                -

J. Peter Gaskins                      -             $  30,500                -

Paul Garrigues                        -             $   7,000                -


(1)  Mr. Shuey resigned as a director, effective September 3, 2002.

Non-employee directors of the Company receive $1,000 per month for each month the director serves. The director receives an additional $500 for each meeting attended in person, and related travel expenses. Effective November 2002, the Chairman and Vice-Chairman of the audit committee receive an additional $2,500 and $2,000, respectively, for each month served. Each non-employee director receives options to purchase 15,000 shares of Common Stock upon the individuals' appointment to serve as a director and options to purchase an additional 5,000 shares of Common Stock annually upon appointment to serve as a director for the ensuing year provided the individual has been a member of the board of directors for a minimum of five months. Members of the audit committee receive an option for an additional 3,000 shares of Common Stock upon the individual's appointment to the audit committee. The exercise price for the options is the closing price of the Company's Common Stock on the date of the grant. All options may be exercised immediately, but unvested shares/options are subject to repurchase at the exercise price by the Company. The Company's right to repurchase the options with respect to those granted annually ceases with respect to half of the options six months after the date of the grant and, with respect to the balance of the options, after one year. With respect to the options granted a director upon becoming a director, the Company's right to repurchase any options decreases every six months after the date of the original grant with respect to one sixth of such shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership as of April 30, 2003, of the Common Stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each Director of the Company, (c) each Executive Officer, and (d) Directors and Executive Officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him/her:

Name and Address of                                      Number of                            Percent
Beneficial Owner                                      Shares Owned (1)                       Owned (2)

Kristul Family LLC (3) (4)                                  2,242,290                           31.44%
401 Taraval Street
San Francisco, CA  94116

Joseph and Maria Kristul (3) (4) (5)                          254,770                            3.57%
401 Taraval Street
San Francisco, CA  94116

Robert A. Forrester (6)                                       111,500                            1.56%
1215 Executive Drive West, Suite 102
Richardson, TX  75081

Alex Rotzang                                                   80,000                            1.12%
C/o Conna Investments
1400,350 - 7th Avenue SW
Calgary AB T2P 3N9
Canada (7)

J. Peter Gaskins                                              101,790                            1.43%
8119 Kloshe Ct. South
Salem, OR  97306 (8)

Paul Garrigues                                                  4,000                            0.06 %
2473 SW Murphy Road
Palm City, FL  34990 (9)

Katey Carroll                                                       0                            0.00%
401 Taraval Street
San Francisco, CA  94116

All Executive Officers and Directors
As a group - 8 persons                                      2,794,350                           39.18%

(1) Includes all beneficially owned shares, and all options which are exercisable in the 60 days following April 30, 2003 in each and any of the Company's stock option programs.

(2) Amounts included in the percentage reflect the number of shares each named individual or group has the right to acquire within 60 days following April 30, 2003.

(3) Joseph Kristul is a managing member of the Kristul Family LLC and the beneficial owner of 42.5% of the shares held by the Kristul Family LLC and is jointly with Maria Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.

(4) Maria Kristul is a managing member of the Kristul Family LLC and the beneficial owner of 42.5% of the shares held by the Kristul Family LLC and is jointly with Joseph Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.

(5) Included in Joseph Kristul's beneficially owned shares are 100,000 options to purchase Common Stock that will vest within 60 days following April 30, 2003. Included in Maria Kristul's beneficially owned shares are 25,000 options to purchase Common Stock that will vest within 60 days following April 30, 2003.

(6) Included in Mr. Forrester's beneficially owned shares are 4,000 options to purchase Common Stock that will vest within 60 days following April 30, 2003.

(7) Included in Mr. Rotzang's beneficially owned shares are 2,500 options to purchase Common Stock that will vest within 60 days following April 30, 2003.

(8) Included in Mr. Gaskin's beneficially owned shares are 4,000 options to purchase Common Stock that will vest within 60 days following April 30, 2003.

(9) Included in Mr. Garrigues' beneficially owned shares are no options to purchase Common Stock that will vest within 60 days following April 30, 2003.

On June 4, 2002, the Board of Directors of the Company unanimously granted Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company 's common stock , the vested portion of which (75,000 shares) is included in the beneficial ownership calculation above, at a price of $0.73 per share. The shares are unregistered, the option carries a term of four years from the date granted and is subject to shareholder approval at the Company's next shareholder meeting.

Item 12. Certain Relationships and Related Transactions

Joseph and Maria Kristul have each personally guaranteed the Company's three financing facilities. See "Item 1. Business - Funding of Mortgage Loans".

For the year ended April 30, 2003, the Company paid Mr. Forrester $26,857 for legal services rendered to the Company, and for the four months ended April 30, 2002, the Company paid Mr. Forrester $27,382 for legal services rendered to the Company. In fiscal 2001, the Company paid Mr. Forrester $26,357 for legal services rendered to the Company. In 2001 the Company paid Mr. Gaskins $17,500 for consulting services in regards to certain financings and business practices of the Company.

On December 31, 2001, the Company entered into an agreement with La Luna Costa Blanca, S.L. ("La Luna"), a real estate development company located in Spain, to provide consulting services related to financing and mortgage brokering activity. The Project Manager of La Luna is the sister of Maria Kristul, the Company's President. One payment of $45,000 was received in May 2002 and included in Other Income (Expense) in the fiscal year ended April 30, 2003. No further services have been provided or payments received.

At December 31, 2000 the Company had an aggregate financial interest in 4ADream/Loan Link, LLC of $300,000, which consisted of an equity investment in common shares carried at $0 and a note receivable for $300,000. In March 2001 the Company sold its equity investment in 4Adream/Loan Link, LLC to an entity affiliated with a director of the Company for $300,000 in cash and for an assigned promissory note from the individual that sold the underlying business in 1999 to 4Adream/Loan Link LLC for approximately $411,000 as additional collateral for the $300,000 note receivable from 4Adream/Loan Link, LLC ("total proceeds"). The principal balance of the assigned promissory note is non-interest bearing and is payable in December 2009. The Company accounted for this transaction in substance as a sale of its aggregate financial interest in 4Adream/Loan Link LLC in exchange for total proceeds of cash and a promissory note. Due to the uncertainty of the realization of the assigned promissory note its carrying value has been reduced to $0. The Company offset the total proceeds of this transaction against the carrying value of its aggregate financial interest in 4Adream/Loan Link LLC and accordingly, no gain or loss has been recognized in relation to this transaction in these financial statements. In recognition of Mr. Rotzang's role in facilitating the collection of amounts due under this note, the board of directors awarded Mr. Rotzang options to purchase 50,000 shares of the Company's common stock at a price of $1.35 per share, the market price on the day the option was granted.

On April 4, 2002 the Company loaned Robert A. Shuey, a director of the Company, $25,000, which was to have been repaid on June 4, 2002. This loan bore interest at an annual rate of 10%. Mr. Shuey's board compensation was offset against interest due under this obligation through July 2002, however the principal balance was not paid when due. Subsequent to April 30, 2002 the loan went into default and was written off in the year ended April 30, 2003. Mr. Shuey resigned his position as a director effective September 3, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

      Financial Statements

        The following financial statements are included herewith:

                                                                      Page

        Reports of Independent Certified Public Accountants           F-2
        Balance Sheets                                                F-4
        Statements of Operations                                      F-5
        Statement of Shareholders' Equity                             F-6
        Statements of Cash Flows                                      F-7
        Notes to Financial Statements                                 F-8


      Exhibit 23.1 - Consent of Burr, Pilger & Mayer, LLP
      Exhibit 23.2 - Consent of Grant Thornton, LLP
      Exhibit 99.1 - Certification of CEO required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 99.2 - Certification of CFO required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed in the fourth quarter of the fiscal year.

                  None



Item 14. Controls and Procedures

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC
                           --------------------------






                                    CONTENTS

                                                                       Page

Independent Auditors' Reports                                           F-2

Balance Sheets                                                          F-4

Statements of Operations                                                F-5

Statement of Changes in Shareholders' Equity                            F-6

Statements of Cash Flows                                                F-7

Notes to Financial Statements                                           F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Transnational Financial Network, Inc.

We have audited the accompanying balance sheet of Transnational Financial Network, Inc. as of April 30, 2003 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of April 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Burr, Pilger & Mayer, LLP


San Francisco, California
June 13, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Transnational Financial Network, Inc.

We have audited the accompanying balance sheets of Transnational Financial Network, Inc. as of April 30, 2002 and December 31, 2001, and the related statements of operations, shareholders' equity, and cash flows for the four month period ended April 30, 2002 and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Grant Thornton, LLP

San Francisco, California
August 23, 2002, except for
Note 2 as to which the date
is December 6, 2002

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                 BALANCE SHEETS

                          as of April 30, 2003 and 2002
                               ------------------





 ASSETS
                             ASSETS                                                           2003                 2002
                                                                                              ----                 ----

      Cash and cash equivalents, unrestricted                                             $   1,847,996        $  3,076,422
        Restricted cash                                                                       2,650,000           1,000,000
        Short-term mortgage related accounts receivable, net of allowance for early loan
        payoff  penalties  of  $39,635  and $9,972 at April 30, 2003 and 2002, respectively   1,171,520             580,802
        Mortgage loans held for sale                                                          1,146,049           5,790,315
        Note receivable from shareholder                                                              -              84,438
        Goodwill                                                                              4,933,847           3,023,792
        Property and equipment, net                                                             170,090             148,553
        Fair value of derivative financial instruments                                          559,300             296,597
        Other assets                                                                            164,008             152,073
                                                                                          -------------        ------------

            Total assets                                                                   $ 12,642,810        $ 14,152,992
                                                                                          =============        ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Warehouse lines of credit                                                           $     789,445        $  5,740,367
      Accrued interest payable                                                                  111,511              44,271
      Accounts payable and other liabilities                                                    898,569             656,836
      Settlement payable                                                                      1,575,055                   -
      Capital lease obligations                                                                  41,664              17,428
      Subordinated debt                                                                       2,047,000           1,957,000
                                                                                          -------------        ------------

            Total liabilities                                                                 5,463,244           8,415,902
                                                                                          -------------        ------------


Shareholders' equity:
        Preferred stock, no par value: 2,000,000 shares authorized; no shares issued or
            outstanding                                                                               -                  -
        Common stock, no par value: 20,000,000 shares authorized; 6,760,181 shares
            issued and outstanding at April 30, 2003 and 2002                                13,456,182          13,456,182
        Accumulated deficit                                                                  (6,276,616)         (7,719,092)
                                                                                          -------------        ------------


          Total shareholders' equity                                                          7,179,566           5,737,090
                                                                                          -------------        ------------


 Total liabilities and shareholders' equity                                               $  12,642,810        $ 14,152,992
                                                                                          =============        ============



                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF OPERATIONS

            for the years ended April 30, 2003 and December 31, 2001,
          and for the four-month periods ended April 30, 2002 and 2001
                               ------------------


                                                                        Year Ended                    Four Months Ended
                                                              ----------------------------------- --------------------------------
                                                              April 30, 2003    December 31, 2001 April 30, 2002   April 30, 2001
                                                              --------------    ----------------- --------------   --------------
                                                                                                                     (unaudited)
  Revenue:
    Net gain from sale of loans                               $ 6,758,421       $ 4,757,591       $1,112,158        $1,732,307
    Production income                                          14,288,361        10,069,198        3,443,446         2,855,258
    Other income (expense)                                        134,811            21,708           22,367           (16,790)
                                                              -----------       -----------       ----------        ----------

           Total revenue                                       21,181,593        14,848,497        4,577,971         4,570,775
                                                              -----------       -----------       ----------        ----------

  Direct expenses:
    Commissions and production incentives                       9,026,805         5,920,662        2,014,791         1,596,617
    Production                                                  1,640,461         1,712,808          458,324           672,267
    Pairoff fees                                                   36,310            49,550           19,962            35,029
    Early loan payoff penalties                                   300,000                 -           50,000            54,000
                                                              -----------       -----------       ----------        ----------

           Total direct expenses                               11,003,576         7,683,020        2,543,077         2,357,913
                                                              -----------       -----------       ----------        ----------

  Interest income (expense):
    Interest income from loans in warehouse                     1,928,353         3,245,956          618,763         1,707,261
    Interest expense on warehouse financing                    (2,220,674)       (4,166,270)        (593,781)       (2,176,606)
                                                              ------------      ------------      -----------       -----------

           Net interest income (expense)                         (292,321)         (920,314)          24,982          (469,345)
                                                              -----------       -----------       ----------        ----------

  Gross profit on mortgage activities                           9,885,696         6,245,163        2,059,876         1,743,517

  Indirect expenses:
    Salaries and benefits                                       4,523,376         5,039,307        1,548,835         1,911,427
    General and administrative                                  2,855,780         2,308,356          645,395           722,430
    Occupancy                                                     756,724           691,970          232,257           232,639
    Depreciation and amortization                                  92,611           582,978           34,427           199,002
                                                              -----------       -----------       ----------        ----------

           Total indirect expenses                              8,228,491         8,622,611        2,460,914         3,065,498
                                                              -----------       -----------       ----------        ----------

           Operating income (loss)                              1,657,205        (2,377,448)        (401,038)       (1,321,981)
                                                              -----------       -----------       ----------        ----------

  Nonoperating income (expense):
    Other interest expense                                       (392,900)         (320,565)        (111,192)         (101,876)
    Other income (expense)                                        262,703          ( 46,372)          26,130           272,086
                                                              -----------       -----------       ----------        ----------

           Total nonoperating income (expense)                   (130,197)         (366,937)        ( 85,062)          170,210
                                                              -----------       -----------       ----------        ----------

           Income (loss) before income taxes and cumulative
             effect of change in accounting principle           1,527,008        (2,744,385)        (486,100)       (1,151,771)

  Income tax provision                                             84,532                 -                -                 -
                                                              -----------       -----------       ----------        ----------

           Net income (loss) before cumulative effect of change
             in accounting principle                            1,442,476        (2,744,385)        (486,100)       (1,151,771)
  Cumulative effect of change in accounting principle                   -           346,960                -           346,960
                                                              -----------       -----------       ----------        ----------

           Net income (loss)                                  $ 1,442,476       $(2,397,425)      $ (486,100)       $ (804,811)
                                                              ===========       ===========       ==========        ==========

  Basic net income (loss) per share before cumulative effect of
      change in accounting principle                          $        .26      $      (.63)      $    (.09)        $    (.27)
  Cumulative effect of change in accounting principle                    -              .08               -               .08
                                                              ------------      ------------      ----------        ----------

           Net income (loss) per share                        $        .26      $      (.55)      $    (.09)        $    (.19)
                                                              ============      ===========       =========         =========

  Diluted net income (loss) per share before cumulative effect of
      change in accounting principle                          $        .25      $      (.63)      $    (.09)        $    (.27)
  Cumulative effect of change in accounting principle                    -               .08               -               .08
                                                              ------------      ------------      ----------        ----------

           Net income (loss) per share                        $        .25      $      (.55)      $    (.09)        $    (.19)
                                                              ============      ===========       =========         =========


                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

 for the year ended April 30, 2003, the four-month period ended April 30, 2002, and the year ended December 31, 2001

                               ------------------




                                                                         Common Stock
                                                                 ---------------------------       Accumulated
                                                                   Shares           Amount           Deficit             Total
                                                                   ------           ------       -------------           -----

Balance, January 1, 2001                                         4,279,310      $ 10,594,450     $ (4,835,567)     $  5,758,883

  Issuance of common stock for cash                                855,861           855,861                -           855,861

  Issuance of common stock for warrants in a cashless exercise       2,422                 -                -                 -

  Issuance of common stock subscriptions                                 -            44,139                -            44,139

  Issuance of warrants for common stock in connection with
      the subordinated debt and for services performed                   -            45,732                -            45,732

  Net loss for the year                                                  -                 -       (2,397,425)       (2,397,425)
                                                                 ---------      ------------     ------------      ------------


Balance, December 31, 2001                                       5,137,593        11,540,182       (7,232,992)        4,307,190

  Issuance of common stock for cash                              1,503,750         1,900,000                -         1,900,000

  Issuance of common stock subscribed                               44,139                 -                -                 -

  Issuance of common stock for options exercised                    20,000            16,000                -            16,000

  Issuance of common stock for warrants in a cashless exercise      54,699                 -                -                 -

  Net loss for the period                                                -                 -         (486,100)         (486,100)
                                                                 ---------      ------------     ------------      ------------


Balance, April 30, 2002                                          6,760,181        13,456,182       (7,719,092)        5,737,090

  Net income for the year                                                -                -         1,442,476         1,442,476
                                                                 ---------      ------------     ------------      ------------


Balance, April 30, 2003                                          6,760,181      $ 13,456,182     $ (6,276,616)     $  7,179,566
                                                                 =========      ============     ============      ============


                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

            for the years ended April 30, 2003 and December 31, 2001 and for the four-month periods ended April 30, 2002 and 2001

                               ------------------


                                                                           Year Ended                    Four Months Ended
                                                              ----------------------------------- ------------------------------
                                                              April 30, 2003    December 31, 2001 April 30, 2002  April 30, 2001
                                                              --------------    ----------------- --------------  --------------
                                                                                                                    (unaudited)
 Cash flows from operating activities:
    Net income (loss)                                         $  1,442,476     $  (2,397,425)     $   (486,100)     $  (804,811)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                   92,611           582,978            34,427          208,051
    Nonmonetary charges for services performed                           -            45,732                 -           17,705
    Net change in fair market value of financial derivatives      (262,703)         (287,359)         (172,441)        (584,016)
    Net effect of changes in assets and liabilities:
      Shareholders' receivables (includes notes)                    84,438            63,497                 -            5,328
      Other assets                                                 (11,935)          420,957           (34,504)        (345,173)
      Accrued interest  receivable                                       -            41,733                 -           38,397
      Accrued interest  payable                                     67,240           (69,985)         (105,346)         110,524
      Accounts payable and accrued liabilities                     241,733           390,534          (254,964)         (17,458)

    Net effect of changes in mortgage loans activity:
      Mortgage related-short term accounts receivable             (590,718)         (507,787)          910,141           12,691
      Mortgage loans  originated for sale                     (664,932,534)     (784,436,000)     (146,704,420)    (324,128,573)
      Mortgage loans  proceeds from sale                       669,576,800       787,150,725       158,506,602      328,536,308
      Mortgage loans  provisions for early payoffs and loan
       losses                                                            -           101,084                 -           11,000
                                                              --------------    ----------------- --------------  --------------


          Net cash provided by operating activities              5,707,408         1,098,684        11,693,395        3,059,973
                                                              --------------    ----------------- --------------  --------------

 Cash flows from investing activities:
    Net (increase) decrease in restricted cash                  (1,650,000)          150,097          (750,097)         300,000
    Property and equipment  purchases                              (71,760)          (42,834)          (21,683)         (27,447)
    Note receivable from Loan Link, LLC repayments received              -           300,000                 -          300,000
                                                              --------------    ----------------- --------------  --------------

          Net cash (used in)provided by investing activities    (1,721,760)          407,263          (771,780)         572,553
                                                              --------------    ----------------- --------------  --------------

 Cash flows from financing activities:
    Warehouse notes payable-net borrowings (repayments)         (4,950,922)       (3,350,995)      (10,554,083)      (4,476,926)
    Payments on capital lease                                      (18,152)                -                 -                -
    Borrowings on subordinated debt                                900,000         1,295,000                 -          915,000
    Payments on subordinated debt                                 (810,000)                -           (50,000)               -
    Payments on settlement payable                                (335,000)                -                 -                -
    Common stock sold                                                    -           900,000         1,916,000                -
                                                              --------------    ----------------- --------------  --------------

          Net cash used in financing activities                 (5,214,074)       (1,155,995)       (8,688,083)      (3,561,926)
                                                              --------------    ----------------- --------------  --------------

 Net (decrease) increase in cash and cash equivalents,
  unrestricted                                                  (1,228,426)          349,952         2,233,532           70,600

 Cash and cash equivalents, unrestricted, beginning of period    3,076,422           492,938           842,890          492,938
                                                              --------------    ----------------- --------------  --------------
 Cash and cash equivalents, unrestricted, end of period      $   1,847,996      $    842,890     $   3,076,422     $    563,538
                                                              ==============    ================= ==============  ==============

 Cash paid during the year for:
    Interest                                                 $   2,665,660      $  4,236,255     $     810,319     $  2,167,957
                                                             =============      ============     =============     ============
    Income taxes                                                         -                 -                 -                -
                                                             =============      ============     =============     ============

 Schedule of noncash investing and financing activities:
    Property and equipment acquired with capital leases      $      42,388                 -                 -                -
                                                             =============      ============     =============     ============
    Goodwill and settlement payable arising from settlement
        of litigation                                        $   1,910,055                 -                 -                -
                                                             =============      ============     =============     ============


                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------


Note 1.  Description of Operations and Summary of Significant Accounting
         Policies

         Nature of Operations

         Transnational Financial Network, Inc. (the Company) conducts real estate mortgage banking activities through wholesale branches and retail branches located in California and Arizona. The Company's revenues are derived primarily from the origination and sale of conforming and nonconforming residential real estate loans for placement in the secondary market. The Company operates in one segment-Mortgage Banking.

         Cash, Cash Equivalents, Unrestricted, and Restricted Cash

         Cash and cash equivalents consist of amounts on deposit with financial institutions. The Company has had no loss in its cash deposits, but is exposed to loss on its deposits if the counter party fails to perform. The Company only deals with federally insured depository institutions. In connection with some of its financing facilities, the Company is required to maintain cash balances on deposit with its warehouse lenders. Restricted cash represents cash balances on deposit with warehouse lenders that are not available for general corporate purposes. These restricted balances are available for use by the Company to cover the funding haircut on loans financed through the related financing facility. Warehouse lenders typically advance 95% to 98% of the cash required to fund a loan with the 2% to 5% difference (the haircut) coming from the Company's restricted cash deposits.

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

         We enter into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding (rate lock commitments). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but which carry rate lock commitments) we undertake certain activities to protect our mortgage position. We follow the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans expected to be funded. These forward delivery commitments are either on a "best efforts" or "mandatory basis". The rate lock commitments on pipeline loans in process, and the "mandatory" forward sale delivery commitments are recorded at fair value with changes in fair value recorded in current earnings in other income and expense. The Company has not designated its practice of entering into forward delivery commitments as hedging activity within the definition of SFAS No. 133.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)

                               ------------------

Note 1. Description of Operations and Summary of Significant Accounting Policies, continued

         Mortgage Loans Held for Sale, continued

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, on January 1, 2001. This Statement outlines accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS No. 133, all derivatives are recognized at fair value in the financial statements. Changes in fair value for derivatives that are not designated as hedging instruments are recognized in the results of operations as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either included in results of operations or recorded as a component of other comprehensive income in the Statement of Shareholders' Equity. The Company has not designated any derivatives as hedges. The Company implemented SFAS No. 133 on January 1, 2001 and as such, the impact of the transition of this standard on the Company's results of operations and financial position for the year ended December 31, 2001 resulted in an increase in assets of $346,960, and a decrease in net loss of a like amount. The increase in assets and decrease in net loss is attributable to the fair value of mortgage loan derivatives. Mortgage loan derivatives, which consists of both rate lock commitments and mandatory forward delivery commitments intended for sale to the secondary market, are considered derivatives under SFAS 133. While historically mortgage loan derivatives were accounted for off-balance sheet, they are now reported at fair value on the balance sheet pursuant to SFAS No. 133. Changes in the fair value of the mortgage loan derivatives are included in other income or expense as they occur.

         Production Income

         Production income consists of fees paid to the Company for both retail and wholesale lending by borrowers for the preparation, documentation and underwriting of loans. Wholesale lending fees and related lending transaction costs are deferred until the related loan is sold. Upon sale of the loan, deferred fees, net of costs are recognized as production income. Retail lending fees are recognized when the loan escrow closes, and the Company receives the origination fee check from the title company.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)

                               ------------------


Note 1. Description of Operations and Summary of Significant Accounting Policies, continued

         Goodwill

         The Company adopted SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" as of January 1, 2002. The standard requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized into expense. The Company has performed an assessment of goodwill as of April 30, 2003 and determined that no impairment has arisen. Included in our assets as of April 30, 2003 is goodwill with a net carrying value of $4,933,847, related to an acquisition in 1999. Adoption of SFAS No. 142 has resulted in a decrease of amortization expense (which is a noncash item) by approximately $400,000 per year. The impact of SFAS No. 142 on net income (loss) for the years ended April 30, 2003 and December 31, 2001 and the four-month periods ended April 30, 2002 and 2001 is as follows:


                                                         Year Ended                Four Months Ended
                                                    ------------------------           April 30,
                                                    April 30,   December 31,      -----------------
                                                      2003          2001          2002         2001
                                                    --------    --------------    ----         ----

   Reported net income (loss)                      $1,442,476     $(2,397,425)  $(486,100)   $(804,811)
   Add back:  Goodwill amortization                         -         400,000           -      134,293
                                                   ----------      ----------     ---------    ---------

        Adjusted net income (loss)                 $1,442,476     $(1,997,425)  $(486,100)   $(670,518)
                                                   ==========     ===========   =========    =========


   Basic income (loss) per share:
     Reported net income (loss)                     $    0.26     $   (0.55)    $  (0.09)    $   (0.19)
     Add back:  Goodwill amortization                       -          0.09             -         0.03
                                                    ---------     ---------     ---------    ---------

        Adjusted net income (loss) per share       $     0.26     $   (0.46)    $  (0.09)     $  (0.16)
                                                   ==========     =========     ========      ========

   Diluted income (loss) per share:
     Reported net income (loss)                    $     0.25     $   (0.55)    $  (0.09)     $ (0.19)
     Add back:  Goodwill amortization                       -          0.09             -        0.03
                                                   ----------     ---------     ---------    ---------

        Adjusted net income (loss) per share       $     0.25     $   (0.46)    $  (0.09)    $  (0.16)
                                                   ==========     =========     ========     ========


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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)

                               ------------------

Note 1.  Description  of  Operations  and  Summary  of  Significant   Accounting
         Policies, continued

         Stock-Based Compensation

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board
         (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for transactions with nonemployees based upon the fair value of the goods or services received or the fair value of the stock options awarded, whichever is more reliably measurable. The Company has elected to present the pro forma disclosures of the effect of employee stock-based compensation on net income (loss) and net income (loss) per share using the fair value method. Fair value is generally determined using either the quoted market price of the common stock of the Company or a valuation model.

         The Company did not recognize compensation cost for its stock option grants, because the exercise price is equal to or greater than the fair market value of the Company's stock on the date of grant. The disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method of accounting for stock-based compensation for the time periods indicated are as follows:

                                                                      Year Ended              Four Months Ended
                                                             --------------------------           April 30
                                                             April 30,     December 31,     -------------------
                                                               2003            2001          2002          2001
                                                             --------      -------------     ----          ----
                Net income (loss):
                  As reported                                 $1,442,476    $(2,397,425)   $(486,100)   $ (804,811)
                  Pro forma                                   $  917,796    $(2,440,820)   $(513,043)   $ (832,880)
                Basic income (loss) per common share:
                  As reported                                 $     0.26    $    (0.55)    $   (0.09)   $    (0.19)
                  Pro forma                                   $     0.16    $    (0.56)    $   (0.09)   $    (0.19)
                Diluted income (loss) per common share:
                  As reported                                 $     0.25    $    (0.55)    $   (0.09)   $    (0.19)
                  Pro forma                                   $     0.16    $    (0.56)    $   (0.09)   $    (0.19)


         The fair value of the stock options granted during the years ended April 30, 2003 and December 31, 2001 is estimated as $524,680 and $43,395, respectively, and the four months ended April 30, 2002 and 2001 is estimated as $26,943 and $28,069, respectively. These fair values are determined as of the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility ranging from 33.00% to 99.60%, risk-free interest rate ranging from 4.10% to 5.00%, and an average expected life of 5.0 years for the years ended April 30, 2003 and December 31, 2001 and for the four months ended April 30, 2002 and 2001. The weighted average fair value per share was $0.52, $1.02, $1.04, and $0.28 for options granted during the years ended April 30, 2003 and December 31, 2001 and the four months ended April 30, 2002 and 2001, respectively.

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)

                               ------------------

Note 1.  Description  of  Operations  and  Summary  of  Significant   Accounting
         Policies, continued

         New Accounting Standards

         In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost would be recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position or results of operations since it does not currently anticipate any restructuring activities.

         SFAS No. 147, "Acquisitions of Certain Financial Institutions", was adopted by the Company effective October 1, 2002. The provisions of this statement require that purchases of financial institutions, excluding transactions between two or more mutual enterprises, be accounted for using the purchase method of accounting. In addition, the provisions of this statement amend SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets. Management does not anticipate that SFAS No. 147 will have a significant impact on the Company's financial condition and results of operations since it does not currently anticipate acquiring any financial institutions.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and was incorporated into the financial statements and accompanying footnotes issued for those periods as required.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)

                               ------------------


Note 1.  Description  of  Operations  and  Summary  of  Significant   Accounting
         Policies, continued

         New Accounting Standards, continued

         On April 30, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS 133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,"(FIN No. 45), which expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the financial impact of FIN No. 45 will not have a material effect on the Company.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51" (FIN No.
         46), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN No. 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

1. Description of Operations and Summary of Significant Accounting Policies, continued

         New Accounting Standards, continued

         January 31, 2003, regardless of when the variable interest entity was established. Presently, the Company does not hold any subsidiaries considered variable interest entities. Management believes that the impact of FIN No. 46 will not have a material effect on the Company.

         Reclassifications

         Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the current presentation.

         Fiscal Year-End

         The Company has changed its fiscal year end to April 30 effective April 26, 2002. Accordingly, the April 30, 2002 financial statements are for a four month transitional period. The comparative financial statements and related footnotes for the four months ended April 30, 2001 are unaudited and include all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial results for that four-month period.


Note 2.  Property and Equipment

       Major classifications of property and equipment at the dates indicated are summarized as follows:

                                                               April 30, 2003     April 30, 2002
                                                               --------------     --------------
           Furniture, fixtures and equipment                     $ 1,093,164        $   979,015
           Leasehold improvements                                     73,178             73,179
                                                                 -----------        -----------

                                                                   1,166,342          1,052,194
           Accumulated depreciation and amortization                (996,252)          (903,641)
                                                                 -----------        -----------

           Property and equipment, net                           $   170,090        $   148,553
                                                                 ===========        ===========



       Depreciation expense for the years ended April 30, 2003 and December 31, 2001, was $92,611 and $182,978, respectively, and for the four months ended April 30, 2002 and 2001 was $34,427 and $73,758 respectively.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 3.  Note Receivable from Shareholder

       Note receivable from shareholder represents principal advances to an individual at a fixed interest rate of 8% that matures on November 15, 2005. The note is secured by a first trust deed on real estate property. In 2001 the note was deemed to be impaired. As a result, the Company ceased accruing interest and recognized an allowance of $16,925. The Company recognizes interest on a cash basis. There was no interest income recognized on the impaired note during the years ended April 30, 2003 or December 31, 2001 or for the four months ended April 30, 2002 and 2001. There was no additional activity in the allowance in 2002 and 2001. In the year ended April 30, 2003, the collectibility of the note receivable was deemed to be unlikely and the allowance was increased to 100% of the book value of the note.


Note 4.  Financing Facilities

       The Company has a maximum mortgage loan financing capacity of $74.5 million as described below.

         A. Warehouse Lines Of Credit

         As of April 30, 2003, the Company maintained one revolving warehouse line of credit with a total borrowing capacity of $9.5 million to fund mortgage loan originations. Funds are advanced on the warehouse line for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The line of credit bears interest at one month LIBOR plus a margin ranging from 4.43% to 5.43% for an average rate of 5.77% at April 30, 2003. The line does not have an expiration date, but is cancelable at any time upon written notice by either party. In connection with this line, the Company is required to maintain a cash deposit with the warehouse lender of not less than $150,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

         B. Master Sale Agreements

         As of April 30, 2003, the Company maintained two such agreements ("Quick Sale" agreements), under the terms of which the financial institutions purchase a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors, and upon the financial institutions' approval of the loan quality based on their underwriting standards. The Company recognizes the income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions. In connection with these facilities, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the years ended April 30, 2003 and December 31, 2001, and the four months ended April 30, 2002 and 2001, the Company was not required to make any significant repurchases from its financing facilities. (See
         Note 12 for details of repurchases). Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During this intermediate period the Company sub-services the loans on behalf of the financial institutions.

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 4.  Financing Facilities, continued

         B.   Master Sale Agreements, continued

               I. One of the Quick Sale agreements  provides a credit facility of $30 million as of April 30, 2003. Additionally, an emergency or "interim bulge" capacity of $10 million is available if needed. To date, the Company has not utilized this interim bulge capacity. Thus, the total capacity is $40 million. Interest on the $30 million portion of the line is the Prime Rate plus 1.0%, or 6.50%, whichever is higher. Prime was 4.25% at April 30, 2003. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of April 30, 2003 averaged 6.50%. The Company is required to maintain a cash deposit with this lender of not less than $1,000,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

               II. The second Quick Sale agreement  provides a credit  facility of $25 million as of April 30, 2003. No additional "interim bulge" capacity is available. Interest on the facility is the greater of LIBOR or the Federal Funds rate plus 2.75%. The rate paid by the Company on this line as of April 30, 2003 averaged 4.20%. The Company is required to maintain a cash deposit with this lender of not less than $1,500,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

         The two Quick Sale agreements are for a one-year period of time and are typically renewed annually; however, the agreements give both parties the right to terminate the relationship upon 30 days' written notice, for any reason.

         The total of all available credit facilities is $74.5 million. Total cash required to be kept on deposit with the lenders aggregates $2.65 million. The deposits are classified as restricted cash on the financial statements.

         The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of April 30, 2003, the Company was in compliance with all these debt covenants. The CEO and the President of the Company have each personally guaranteed the above financing facilities.

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------


Note 5.  Subordinated Debt

       The Company borrowed $900,000 and repaid $810,000 in the year ended April 30, 2003, and borrowed $1,295,000 in the year ended December 31, 2001 from individual investors. This debt is subordinated to the warehouse lenders. The notes all bear interest at 15% and are due at various times between June 2003 and April 2006. A total of zero and 45,732 warrants were issued in 2003 and 2001, respectively, for services provided in connection with the subordinated debt. The aggregate value of the warrants was $45,732. The Company intends to renew the obligations as they come due.

       The future annual capital repayments in respect of subordinate debt for the fiscal years ended April 30, are as follows:


                2004                 $   500,000
                2005                   1,017,000
                2006                     530,000
                                    ------------

                        Total        $ 2,047,000
                                    ============


Note 6.  401(k) Plans

       On January 1, 1999, the Company established a 401(K) and Profit Sharing Plan (the "1999 Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employees' gross salary limited to the amount of the employee's contribution. The Company contributed $26,465 and $47,002 during the years ended April 30, 2003 and December 31, 2001, respectively, and $5,930 and $13,749 during the four months ended April 30, 2002 and 2001, respectively.

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------


Note 7.  Stock-Based Compensation

As of April 30, 2003, the Company had options outstanding under the programs as described below.

In March 1999, four Directors of the Company were granted 240,000 non-qualifying options to purchase common stock at an exercise price of $7.50 per share. The options were vested on the grant date and expire in March 2009. Of the total grant, 160,000 options may be exercised only in the event of a change in control as defined in the option agreement. There are no forfeiture provisions associated with the options granted, accordingly, the option granted to three of the four directors who subsequently resigned remain outstanding until they are exercised or expire.

The Company has two stock option plans: The 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February, 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of April 30, 2003, there were a total of 52,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option.

Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares. The reserve increased by 171,172, 205,503 and 270,407 shares on January 1, 2001, 2002 and 2003, respectively. As of April 30, 2003, the total number of share options reserved under the Plan was 1,397,082. The options typically vest over three to four years. As of April 30, 2003, there were 830,816 options outstanding under the 2000 Plan. The average weighted exercise price of the outstanding options was $0.78.

In June, 2002, the Board of Directors of the Company unanimously granted to Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company's common stock at a price of $0.73 per share. The shares will be unregistered. The options vest over either four years, or immediately upon the occurrence of certain events including a change in control, or 60 days after the cessation of Mr. Kristul's full-time employment by the Company, whichever events occur first. The options expire in four years, unless previously exercised pursuant to the above conditions.

The table below summarizes aggregate activity for all options programs:



                                                              All Programs
                                                              ------------
                                                                        Weighted
                                                                        Average
                                                            Stock       Exercise
                                                            Options     Price
                                                          ---------     --------

       Outstanding at January 1, 2001:                      612,441       $5.19
          Options granted in 2001                           359,000        1.02
          Options forfeited through 2001                   (440,500)       3.01
                                                          ---------

       Outstanding at December 31, 2001:                    530,941        4.09
          Options granted through April 30,2002             150,000        1.98
          Options exercised through April 30, 2002          (20,000)       0.80
          Options forfeited through April 30, 2002          (12,000)       7.50
                                                          ----------

       Outstanding at April 30, 2002:                       648,941        3.64
          Options granted through April 30, 2003          1,009,000        0.63
          Options forfeited through April 30, 2003         (235,125)       0.73
                                                           ---------

Outstanding at April 30, 2003                             1,422,816       $2.15
                                                          =========

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Information about stock options outstanding at April 30, 2003 is summarized as follows:


                                                                    Weighted                     Weighted
                                                                     Average                      Average
                                                       Average      Exercise                     Exercise
                                                      Remaining     Price of                     Price of
                       Range of           Options    Contractual     Options        Options       Options
                    Exercise Prices     Outstanding Life (Years)   Outstanding    Exercisable   Exercisable
                    ---------------     ----------- -------------  -----------    ------------  -----------
                    $0.22 to $1.35        1,130,816      8.56         $0.77         285,327        $1.03
                         $7.50              292,000      5.55         $7.50         292,000        $7.50
                                           --------                                 -------

                                          1,422,816                                 577,327
                                          =========                                 =======





Note 8.  Capital Stock

       During the year ended December 31, 2001, in a private transaction, the Company raised aggregate proceeds of $900,000 in cash from the issuance of 855,861 shares of common stock at $1.00 a share, and from subscriptions for an additional 44,139 shares of common stock at $1.00 a share. There were no placement or other professional fees associated with this transaction. The subscriptions were issued in the subsequent fiscal period. The Company also issued warrants to purchase a total of 35,000 shares of the Company's common stock at $0.75 per share. The warrants were exercised prior to April 30, 2003.

       During the four months ended April 30, 2002, the Company issued a total of 1,622,588 shares of common stock and raised $1,916,000 in cash. Of the total shares issued, 1,503,750 were issued in a private transaction at $1.33 per share, and raised net proceeds of $1,900,000 ($2,000,000 gross proceeds less $100,000 commission to the broker); 74,699 were related to the exercise of stock options and generated $16,000 in cash; and 44,139 were related to stock subscribed in the preceding period.

       During the year ended April 30, 2003, no new common shares were issued.

       As of April 30, 2003, there were 113,000 warrants outstanding with exercise prices ranging from $0.55 to $7.50. Of the total, 53,000 were issued to third party individuals as remuneration for investor relations services provided to the Company. The expiration dates of these warrants range from October 15, 2004 to January 12, 2007. The remaining 60,000 warrants were issued on August 18, 1998 to three Directors of the Company. These warrants expire on August 17, 2003.

       During the year ended April 30, 2003, the Company granted 40,000 warrants to an outside investor relations firm for services to be performed, with an exercise price of $0.55. The fair value of the warrants issued in fiscal 2003 was not considered significant, therefore no expense was recorded in the year ended April 30, 2003. These warrants are included in the total 53,000 warrants issued for services as mentioned above.
       During the year ended December 31, 2001, the Company issued 45,732 warrants as remuneration for services related to issuance of subordinated debt, valued at $45,732. During the four month period ended April 30, 2002, no warrants were issued as remuneration.


Note 9.  Net Income (Loss) Per Share

       Basic net income (loss) per share is based on net income (loss) divided by the weighted average common shares outstanding. Diluted net income
       (loss) is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities which include stock options and warrants.

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 9.  Net Income (Loss) Per Share, continued

       The computations of basic and diluted net income (loss) per share are as follows:

                                                                   Year Ended               Four Months Ended
                                                            --------------------------          April 30
                                                            April 30,     December 31,    --------------------
                                                              2003            2001          2002          2001
                                                           ---------     -------------      ----          ----

             Net income (loss)                              $ 1,442,976    $(2,397,425)   $ (486,100)   $(804,811)
             Weighted average number of shares
                  outstanding                                 5,624,626      4,342,799     5,624,626     4,279,310
                                                            -----------    -----------    ----------    ----------

             Basic net income (loss) per share              $      0.26         $(0.55)    $  (0.09)   $    (0.19)
                                                            ============         ======    =========    ==========

             Effect of dilutive options                          61,491              -             -             -

             Diluted weighted average number of shares
                  outstanding                                 5,686,117      4,342,799     5,624,626     4,279,310
                                                           ------------   ------------   -----------   -----------

             Diluted net income (loss) per share            $      0.25         $(0.55)    $   (0.09)   $    (0.19)
                                                            ===========         =======    ==========   ===========

       Potential dilutive securities of 1,361,325 shares as of April 30, 2003, 815,000 shares as of December 31, 2001, 694,441 shares as of April 30, 2002, and 778,441 shares as of April 30, 2001 have not been included in the calculation of diluted net income (loss) per share, because their effects are anti-dilutive.


Note 10. Income Taxes

       The provision for income taxes for the time periods indicated were as follows:

                                                                  Year Ended              Four Months Ended
                                                           -------------------------          April 30
                                                           April 30,   December 31,     -------------------
                                                             2003          2001         2002           2001
                                                           --------     -------------   ----           ----
                                                                                                    (unaudited)
               Current:
                  Federal                                          -               -           -             -
                  State                                   $   84,532               -           -             -
                                                          ----------     -----------   ---------    ----------
                      Total current                           84,532               -           -             -
                                                          ----------     -----------   ---------    ----------

               Deferred:
                  Federal                                          -               -            -            -
                  State                                            -               -            -            -
                                                          ----------     -----------   ----------   ----------
                      Total deferred                               -               -            -            -
                                                          ----------     -----------   ----------   ----------

                      Total income taxes                  $   84,532               -            -            -
                                                          ==========     ===========   ==========   ==========


                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 10. Income Taxes, continued


       The effective federal tax rate for the time periods indicated differs from the statutory tax rate as follows:

                                                               Year Ended               Four Months Ended
                                                       ----------------------------          April 30,
                                                        April 30,     December 31,     ------------------
                                                          2003            2001         2002          2001
                                                       ---------    ---------------    ----          ----

             Federal income tax at statutory rates         34.0%           34.0%        34.0%         34.0%
             Valuation allowance                          (34.0)          (34.0)       (34.0)        (34.0)
             State income tax at statutory rates            5.5%              -            -             -
                                                          -----            ----        -----
                                                            5.5%              -            -             -
                                                          =====            ====        =====         =====

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are as follows:

                                                                 April 30, 2003        April 30, 2002
                                                                 --------------        --------------
             Deferred tax assets:
                Net operating loss carryforwards                   $2,821,000            $3,194,000
                Goodwill                                               46,000               195,479
                Property and equipment                                 24,000                72,169
                State taxes                                            28,000                     -
                Bad debts                                              10,000                     -
                Other                                                  40,000                     -
                                                                    ---------             ---------

                       Total deferred tax assets                    2,969,000             3,461,648
                                                                    ---------             ---------

             Deferred tax liabilities:
                Financial instruments                                (223,000)                    -
                Other                                                       -               (17,999)
                                                                    ---------             ---------

                       Total deferred tax liabilities                (223,000)              (17,999)
                                                                    ---------             ---------

             Net deferred tax asset before valuation allowance      2,746,000             3,443,649

             Valuation allowance                                   (2,746,000)           (3,443,649)

                       Net deferred tax                                     -                     -
                                                                    =========             =========

       At April 30, 2003 and 2002, the net deferred tax asset is fully reserved through a valuation allowance. The decrease to the valuation allowance at April 30, 2003 was $697,649. The increase to the valuation allowance at December 31, 2001 was $843,251 and at April 30, 2002 it was $728,496.
       Federal and state net operating loss carryforwards of $7,502,000 and $4,639,000 expire at various dates through 2022 and 2013, respectively.

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 11. Fair Value of Financial Instruments

       The following disclosure of the estimated fair value of various classes of financial instruments at April 30, 2003 is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions and/or estimation methodologies could materially affect the estimates. The balances as of the dates indicated were as follows:

                                                       April 30, 2003                   April 30, 2002
                                              ------------------------------    -----------------------------
                                              Carrying Value      Fair Value    Carrying Value     Fair Value
                                              --------------     -----------    --------------    -----------
         Financial assets:
            Cash and cash equivalents           $4,497,996       $4,497,996       $4,076,422      $4,076,422
            Short-term mortgage related
                accounts receivable              1,171,520        1,171,520          580,802         580,802
            Mortgage loans held for sale         1,146,049        1,146,049        5,790,315       5,790,315
            Note receivable, shareholder                 -                -           84,438          84,438
            Commitments to extend credit           601,000          601,000          321,753         321,753
            Mandatory forward delivery
                commitments                        (41,700)         (41,700)         (25,156)        (25,156)

         Financial liabilities:
            Subordinated notes payable          $2,047,000       $2,047,000       $1,957,000      $1,957,000
            Warehouse notes payable                789,445          789,445        5,740,367       5,740,367

       The fair values presented above represent the Company's best estimate of fair value using the methodologies discussed below:

         Cash and Equivalents

         The carrying amount is estimated to approximate market value.

         Short-term Mortgage Related Accounts Receivable

         These receivables consist primarily of various types of income earned from wholesale and retail loan transactions where the income has been recognized as of April 30, 2003, but where the cash payment has yet to be received. These items usually turn over in less than 30 days after the end of the month, accordingly, the fair value is estimated to approximate the carrying value.

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

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 11. Fair Value of Financial Instruments, continued

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

         Mandatory Forward Delivery Commitments

         We utilize forward commitments to mitigate interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans.

         Financial Liabilities

         The fair value of financial liabilities (subordinated debt and warehouse lines of credit) approximate the carrying amount because the terms of the debt are similar to terms currently offered by lenders, or the interest rates are variable based on current market rates.

         Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party's failure to perform under its contractual obligations. The Company's exposure to credit loss in the event of nonperformance by the other party with regard to commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for funded and closed extensions of credit. The credit risk involved for commitments to extend credit is essentially the same as that involved in extending loans to customers.

         A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of the dates indicated, including financial instruments whose contract amount represents credit risk only is as follows:

                                                 April 30, 2003  April 30, 2002
                                                 --------------  --------------
         Commitments to extend credit               $90,722,206     $41,953,193
         Mandatory forward delivery commitments      16,000,000       5,000,000

         Commitments to extend credit are contractual agreements entered into with customers, which must be honored as long as there is no violation of any condition established on the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement.

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 12. Significant Group Concentrations of Credit Risk

       During the twelve months period ended April 30, 2003 approximately 91% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of the occurrence of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements. Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. During the year ended April 30, 2003, the Company repurchased only two loans from an investor and there were no repurchases from any of its financing facilities. The repurchased loans had principal balances of $131,012 and $140,286. Subsequently, one loan was resold in April 2003 at a loss of $9,491, which was recorded as a reduction in the net gain on sale of mortgage loans. At this time, the Company still owns the other loan; however, management anticipates being able to sell the loan within the next fiscal year without incurring a loss, as the borrower is in the process of curing the compliance issue. The Company has a concentration of credit risk with respect to its cash deposits with commercial banks that exceed federally insured limits.


Note 13. Settlement Payable

       On December 2, 2002, the Company reached a final settlement of the lawsuit between it and the two former principals of LRS, Inc, an entity acquired by the Company in 1999. The Company settled on an amount of the purchase price to be paid to the LRS principals pursuant to the Purchase Agreement ("Agreement"). Pursuant to the Agreement, part of the final purchase price will be based on the earnings of the LRS operating unit from acquisition date through July 31, 2003. The settlement modified the method used to determine the amount to be paid for the period from November 1, 2002 through July 31, 2003. On a monthly basis, the Company calculates the portion of the current LRS earnings due to the two former principals under the Agreement. The portion that is due increases the balance of the settlement payable and also the amount recorded as goodwill, according to the provisions of SFAS 142.

       Payment is being made in monthly installments over a period of approximately 22 months, commencing December 2002. As of the year ended April 30, 2003, $335,000 was paid. The obligation accrues interest at a rate of 10% on the unpaid balance. Under the terms of the agreement, the Company makes fixed monthly payments of $100,000 until the entire principal and accrued interest is paid. The total amount payable as of April 30, 2003 and 2002 was $1,575,055 and $0, respectively.

                  TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 14. Note Receivable from Loan Link, LLC

       At December 31, 2000 the Company had an aggregate financial interest in 4ADream/Loan Link, LLC of $300,000, which consisted of an equity investment in common shares carried at $0 and a note receivable for $300,000. In March 2001 the Company sold its equity investment in 4Adream/Loan Link, LLC to an entity affiliated with a director of the Company for $300,000 in cash and an assigned promissory note from the individual that sold the underlying business in 1999 to 4Adream/Loan Link LLC for approximately $411,000 as additional collateral for the $300,000 note receivable from 4Adream/Loan Link, LLC ("total proceeds"). The principal balance of the assigned promissory note is noninterest bearing and is payable in December 2009. The Company accounted for this transaction in substance as a sale of its aggregate financial interest in 4Adream/Loan Link LLC in exchange for total proceeds of cash and a promissory note. Due to the uncertainty of the realization of the assigned promissory note its carrying value has been reduced to $0. The Company offset the total proceeds of this transaction against the carrying value of its aggregate financial interest in 4Adream/Loan Link LLC and accordingly, no gain or loss has been recognized in relation to this transaction in these financial statements.


Note 15. Commitments and Contingencies

         Operating and Capital Leases

         The Company has entered into various operating lease agreements for the rental of office space and capital leases for equipment expiring at various dates through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The cost basis of the related capital leases was $60,459 and $18,070 and the related accumulated depreciation on the capital leases was $18,794 and $642 at April 30, 2003 and 2002, respectively. Aggregate future minimum lease payments under these agreements for each of the three years ended April 30, 2004, 2005 and 2006 are as follows:


                                                 Leases
                                         ---------------------
                                         Operating     Capital
                                         ---------    --------
       2004                              $519,074     $ 28,990
       2005                               197,892       24,380
       2006                                99,390            -
                                         --------     --------

         Total                           $816,356       53,370
                                         ========

       Less interest on capital leases                 (11,706)
                                                      --------

       Present value of future minimum
         lease payments                               $ 41,664
                                                      ========


         Rental expense was $756,724 and $750,959 for the years ended April 30, 2003 and December 31, 2001, respectively, $223,213 and $214,869 for the four months ended April 30, 2002 and 2001, respectively.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
      (Information for the four months ended April 30, 2001 is unaudited)
                               ------------------

Note 15.   Commitments and Contingencies, continued

         Operating and Capital Leases, continued

         Interest rates on capitalized leases of approximately 15% are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

         Litigation

         The Company is involved in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.


Note 16. Related Party Transactions

       On April 4, 2002 the Company loaned a director of the Company $25,000, which was to have been repaid on June 4, 2002. This loan bears interest at an annual rate of 10%. The director's board compensation was offset against interest due under this obligation through July 2002, however the principal balance was not paid when due; subsequent to April 30, 2002 the loan went into default and was written off. The director resigned from the Board effective September 3, 2002.

       One of the Company's subordinated debentures in the amount of $150,000 is held by a member of the Board of Directors. A second debenture in the amount of $105,000 is held by a retail loan agent of the Company.

       A member of the Board of Directors provides legal services to the Company. The Company paid $26,857 and $26,357 in the fiscal years ended April 30, 2003 and December 31, 2001, respectively, and $27,382 and $871 for the four months ended April 30, 2002 and 2001, respectively, for these services.

       On December 31, 2001, the Company entered into an agreement with La Luna Costa Blanca, S.L. ("La Luna"), a real estate development company located in Spain, to provide consulting services related to financing and mortgage brokering activity. The Project Manager of La Luna is the sister of Maria Kristul, the Company's President. One payment of $45,000 was received in May 2002 and included in Other Income (Expense) in the fiscal year ended April 30, 2003. No further services have been provided or payments received.

                                   SIGNATURES



      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Transnational Financial Corporation



      /s/ Joseph Kristul
      ---------------------------------------
      Joseph Kristul, Chief Executive Officer

      /s/ Katey Carroll
      ---------------------------------------
      Katey Carroll, Chief Financial Officer

      Date: July 14, 2003



                                POWER OF ATTORNEY


      Know all Persons By Those Present, that each person whose signature appears below constitutes and appoints Joseph Kristul and Maria Kristul, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign this report and any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

                                    Director          June 25, 2003
---------------------------
      Joseph Kristul



                                    Director          June 25, 2003
---------------------------
      Maria Kristul



                                    Director          June 25, 2003
---------------------------
      Robert A. Forrester



                                    Director          June 25, 2003
---------------------------
      Alex Rotzang



                                    Director          June 25, 2003
---------------------------
      J. Peter Gaskins



                                    Director          June 25, 2003
---------------------------
      Paul Garrigues

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Joseph Kristul                Director          July 14, 2003
      -------------------------
      Joseph Kristul



      /s/ Maria Kristul*                Director          July 14, 2003
      -------------------------
      June 27, 2003
      Maria Kristul



      /s/ Robert A. Forrester*          Director          July 14, 2003
      -------------------------
      June 27, 2003
      Robert A. Forrester



      /s/ Alex Rotzang*                 Director          July 14, 2003
      -------------------------
      June 27, 2003
      Alex Rotzang



      /s/ J. Peter Gaskins*             Director          July 14, 2003
      -------------------------
      June 27, 2003
      J. Peter Gaskins



      /s/ Paul Garrigues*               Director          July 14, 2003
      -------------------------
      June 27, 2003
      Paul Garrigues


* by Joseph Kristul pursuant to Power of Attorney dated June 25, 2003

                                 CERTIFICATIONS


Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:

1. I have reviewed this annual report on Form 10-KSB of Transnational Financial Network;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    July 14, 2003
         /s/ Joseph Kristul
         ----------------------
         Joseph Kristul
         Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1530, chapter 63 of title 18, United States Code), the undersigned officer of Transnational Financial Network, Inc., a Delaware corporation (the "Company"), does hereby certify that:

1. I have reviewed this annual report on Form 10-KSB of Transnational Financial Network;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    July 14, 2003
         /s/ Katey Carroll
      ----------------------
      Katey Carroll
      Chief Financial Officer