Form 10QSB
period 2003-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-09-02
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal period ended July 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

                         Commission file number: 1-14219

                      Transnational Financial Network, Inc
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 27, 2003: 6,774,243

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  July 31, 2003

                                    UNAUDITED




TABLE OF CONTENTS                                                   PAGE NUMBER


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets as of July 31, and April 30, 2003................2

   Condensed Statements of Operations for
        the Three Months Ended July 31, 2003 and 2002........................3

   Condensed Statements of Cash Flows for the
        Three Months Ended July 31, 2003 and 2002............................4

   Notes to Condensed Financial Statements.................................5-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................9-16

Item 3.  Controls and Procedures  .......................................16-17


PART II.  OTHER INFORMATION

Item 3. Exhibits and Reports on Form 8-K....................................17

Signatures..................................................................18

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                 BALANCE SHEETS

                        as of July 31, and April 30, 2003
                               ------------------




                               ASSETS                                                         JULY 31,             APRIL 30,
                                                                                                2003                 2003
                                                                                                ----                 ----

        Cash and cash equivalents, unrestricted                                             $   2,553,736        $  1,847,996
        Restricted cash                                                                         2,650,000           2,650,000
        Short-term mortgage related accounts receivable                                           766,958           1,210,885
        Mortgage loans held for sale                                                            1,066,976           1,146,049
        Goodwill                                                                                5,022,065           4,933,847
        Property and equipment, net                                                               189,594             170,090
        Fair value of derivative financial instruments                                            491,000             559,300
        Other assets                                                                              139,174             164,008
                                                                                            -------------        ------------
               Total assets                                                                 $  12,879,503        $ 12,682,175
                                                                                            =============        ============


         LIABILITIES    AND    SHAREHOLDERS' EQUITY

        Warehouse lines of credit                                                           $     464,118        $    789,445
        Accrued interest payable                                                                   63,483              60,069
        Accounts payable and accrued liabilities                                                  904,248             937,934
        Settlement payable                                                                      1,458,982           1,626,497
        Capital lease obligations                                                                  37,114              41,664
        Subordinated debt                                                                       2,047,000           2,047,000
                                                                                            -------------        ------------

               Total liabilities                                                                4,974,945           5,502,609
                                                                                            -------------        ------------

        Shareholders' equity:
          Preferred stock, no par value: 2,000,000 shares authorized; no shares
              issued or outstanding                                                                  -                   -
          Common stock, no par value: 20,000,000 shares authorized; 6,774,243 and  6,760,181  shares  issued  and outstanding at July 31,
              and April 30, 2003, respectively.                                                13,466,447          13,456,182
          Accumulated deficit                                                                  (5,561,889)         (6,276,616)
                                                                                            -------------        ------------


            Total shareholders' equity                                                          7,904,558           7,179,566
                                                                                            -------------        ------------


      Total liabilities and shareholders' equity                                            $  12,879,503        $ 12,682,175
                                                                                            =============        ============




              See accompanying notes to these financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF OPERATIONS

                for the three months ended July 31, 2003 and 2002
                               ------------------

                                                                                                   Three Months Ended
                                                                                        ------------------------------------------
                                                                                        July 31, 2003           July 31, 2002
                                                                                        -------------           -------------
                                                                                        (unaudited)              (unaudited)
           Revenue:
             Net gain from sale of loans                                                $2,288,134              $  701,712
             Production income                                                           3,524,214               3,212,897
             Other income                                                                   12,843                  21,140
                                                                                        ----------              ----------
                    Total revenue                                                        5,825,191               3,935,749
                                                                                        ----------              ----------

           Direct expenses:
             Commissions and production incentives                                       2,165,029               2,025,119
             Production expense                                                            458,302                 309,039
             Pair-off fees                                                                  (3,677)                   -
             Early loan payoff penalties                                                    40,000                  45,000
                                                                                        ----------              ----------
                    Total direct expenses                                                2,659,654               2,379,158
                                                                                        ----------              ----------

           Interest income (expense):
             Interest income from loans in warehouse                                       412,073                 275,541
             Interest expense on warehouse financing                                      (530,471)               (306,387)
                                                                                        -----------             -----------

                    Net interest income (expense)                                         (118,398)                (30,846)
                                                                                        -----------             ----------

           Gross profit on mortgage activities                                           3,047,139               1,525,745

           Indirect expenses:
             Salaries and benefits                                                       1,249,496               1,061,214
             General and administrative                                                    635,943                 595,758
             Occupancy                                                                     179,449                 187,575
             Depreciation and amortization                                                  28,420                  24,474
                                                                                        ----------              ----------

                    Total indirect expenses                                              2,093,308               1,869,021
                                                                                        ----------              ----------

                    Operating income (loss)                                                953,831                (343,276)
                                                                                        ----------              ----------

           Nonoperating income (expense):
             Other interest expense                                                       (128,804)                (84,608)
             Other income (expense)                                                        (68,300)                133,884
                                                                                        -----------             ----------

                    Total nonoperating income (expense)                                   (197,104)                 49,276
                                                                                        ----------              ----------

                    Income (loss) before income taxes                                      756,727                (294,000)

           Income tax provision                                                             42,000                    -
                                                                                        ----------              ----------

                    Net income (loss)                                                   $  714,727              $ (294,000)
                                                                                        ==========              ==========

           Net income (loss) per share
                    Basic                                                               $     0.11              $   (0.04)
                    Diluted                                                             $     0.10              $   (0.04)

           Weighted average shares outstanding
                    Basic                                                                6,762,321               6,760,181
                    Diluted                                                              6,945,663               6,760,181





              See accompanying notes to these financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                for the three months ended July 31, 2003 and 2002
                               ------------------


                                                                                                        Three Months Ended
                                                                                                ----------------------------------
                                                                                                   July 31, 2003   July 31, 2002
                                                                                                  --------------   -------------
                                                                                                    (unaudited)     (unaudited)
 Cash flows from operating activities:
 Net income (loss)                                                                               $     714,727     $   (294,000)
    Adjustments to reconcile net income (loss) to net cash
              provided by operating activities:
    Depreciation and amortization                                                                       28,420           24,474
    Net change in fair market value of financial derivatives                                            68,300          101,594
    Provision for early payoff penalties                                                                40,000           45,000
    Net effect of changes in assets and liabilities:
      Other assets                                                                                      24,834         (364,989)
      Accrued interest payable                                                                           3,414           15,934
      Accrued interest on settlement payable                                                            44,267                -
      Accounts payable and accrued liabilities                                                         (73,686)          19,618

    Net effect of changes in mortgage loans activity:
      Mortgage related short-term accounts receivable                                                  443,927          (79,302)
      Mortgage loans originated for sale                                                          (247,312,488)     (94,640,604)
      Mortgage loans proceeds from sale                                                            247,391,561       90,543,066
                                                                                                 -------------     ------------

          Net cash provided (used) by operating activities                                           1,373,276       (4,629,209)
                                                                                                 -------------     -------------

 Cash flows from investing activities:
    Property and equipment purchases                                                                   (47,924)         (13,365)
    Net increase in restricted cash                                                                          -         (250,000)
                                                                                                 -------------     -------------

          Net cash used in investing activities                                                        (47,924)        (263,365)
                                                                                                 -------------     -------------

 Cash flows from financing activities:
      Warehouse notes payable-net (repayments) borrowings                                             (325,327)       3,845,471
      Payments on settlement payable                                                                  (300,000)               -
    Proceeds from stock option exercise                                                                 10,265                -
    Payments on capital lease obligations                                                               (4,550)          (6,343)
    Borrowings on subordinated debt                                                                    200,000          400,000
    Payments on subordinated debt                                                                     (200,000)        (150,000)
                                                                                                 --------------    -------------

          Net cash (used in) provided by financing activities                                         (619,612)       4,089,128
                                                                                                 -------------     ------------

 Net increase (decrease) in cash and cash equivalents, unrestricted                                    705,740         (803,446)
                                                                                                 -------------     ------------


 Cash and cash equivalents, unrestricted, beginning of period                                        1,847,996        3,076,422
                                                                                                 -------------     ------------

 Cash and cash equivalents, unrestricted, end of period                                          $   2,553,736     $  2,272,976
                                                                                                 =============     ============

 Cash paid during the period for:
      Interest                                                                                   $     564,452     $    375,061
    Income taxes                                                                                        85,000                -

 Schedule of non-cash investing and financing activities:
    Property and equipment acquired with capital leases                                          $           -     $     42,389
    Increase in goodwill and settlement payable                                                         88,218                -


              See accompanying notes to these financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




     NOTE 1       General

     The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three month periods ended July 31, 2003 and 2002, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2003. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three months ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     NOTE 2       Summary of Significant Accounting Policies

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including the depreciable lives of assets, that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers only highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Income Taxes - The Company uses the asset and liability method in accounting for deferred income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement base and the tax base of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Reclassifications - Certain amounts in the April 30, 2003 balance sheet have been reclassified to conform to the presentation for the period ended July 31, 2003.

     Stock-Based Compensation - The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes.

     The following table illustrates the effect on net income (loss) that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (continued)


                                                            Quarter Ended
                                                     --------------------------
                                                      July 31,        July 31,
                                                        2003            2002
                                                     --------         --------
         Net income (loss):
           As reported                                 $  714,727    $(294,000)
           Pro forma                                   $  641,357    $(312,049)

         Basic income (loss) per common share:
           As reported                                 $     0.11    $   (0.04)
           Pro forma                                   $     0.09    $   (0.05)
         Diluted income (loss) per common share:
           As reported                                 $     0.10    $   (0.04)
           Pro forma                                   $     0.09    $   (0.05)


     There were no option grants during the quarter ended July 31, 2003.

     The fair value of the stock options granted during the quarter ended July 31, 2002 was estimated as $0.54. This fair value was determined as of the date of grant using an option-pricing model with the following assumptions:
     $0 annual dividend, volatility ranging from 92.15% to 94.92%, risk-free interest rate ranging from 4.31% to 4.49%, and an average expected life of 5.0.

     NOTE 3       Financing Facilities

     The Company has a maximum mortgage loan financing capacity of $74.5 million as described below.

         A. Warehouse Lines Of Credit

         As of July 31, 2003, the Company maintained one revolving warehouse line of credit with a total borrowing capacity of $9.5 million to fund mortgage loan originations. Funds are advanced on the warehouse line for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year. The line of credit bears interest at one month LIBOR plus a margin ranging from 4.43% to 5.43% for an average rate of 5.77% at July 31, 2003. The line does not have an expiration date, but is cancelable at any time upon written notice by either party. In connection with this line, the Company is required to maintain an interest bearing cash deposit with the warehouse lender of not less than $150,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

         B. Master Sale Agreements

         As of July 31, 2003, the Company maintained two such agreements ("Quick Sale" agreements), under the terms of which the financial institutions purchase a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors, and upon the financial institutions' approval of the loan quality based on their underwriting standards. The Company recognizes the income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions. In connection with these facilities, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the fiscal periods ended July 31, 2003 and 2002, the Company was not required to make any material repurchases from its financing facilities. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

         I. One of the Quick Sale agreements provides a credit facility of $30 million as of July 31, 2003. Additionally, an emergency or "interim bulge" capacity of $10 million is available if needed. To date, the Company has not used this interim bulge capacity. Thus, the total capacity is $40 million. Interest on the $30 million portion of the line is the Prime Rate plus 1.0%, or 6.50%, whichever is higher. Prime was 4.00% at July 31, 2003. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of July 31, 2003 averaged 6.50%. Subsequent to July 31, 2003, the interest rate on this facility was lowered to the Prime Rate plus 1.0%, or 5.00%, whichever is higher. The Company is required to maintain a non-interest bearing cash deposit with this lender of not less than $1,000,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

         II. The second Quick Sale agreement provides a credit facility of $25 million as of July 31, 2003. No additional "interim bulge" capacity is available. Interest on the facility is the greater of LIBOR or the Federal Funds rate plus 2.75%. The rate paid by the Company on this line as of July 31, 2003 averaged 3.85%. The Company is required to maintain an interest bearing cash deposit with this lender of not less than $1,500,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

         The two Quick Sale agreements are for a one-year period of time and are typically renewed annually; however, the agreements give each party the right to terminate the relationship upon 30 days' written notice, for any reason.

         The total of all available credit facilities is $74.5 million. Total cash required to be kept on deposit with the lenders aggregates $2.65 million. The deposits are classified as restricted cash on the financial statements.

         The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of July 31, 2003, the Company was in compliance with all these covenants. The CEO and the President of the Company have each personally guaranteed the above financing facilities.

     NOTE 4     Goodwill

     Goodwill is wholly attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999. Part of the original purchase price was based on a certain percentage of the Campbell branch's earnings ("earn-out payments") to be earned from acquisition date through July 31, 2003. The increase in goodwill from April 30, 2003 to July 31, 2003 of $88,218 arises from the earn-out payments due for the fiscal quarter ended July 31, 2003.

     In accordance with SFAS 142, "Accounting for Goodwill and Other Intangible Assets", the Company evaluated goodwill as of July 31, 2003 and determined that no impairment had arisen as of that date.

     NOTE 5       Subordinated Debt

     All subordinated debt bears interest at 15% and has maturity dates ranging from March 31, 2004 to June 29, 2006. Subordinated debt interest expense of $76,763 and $81,906 was incurred in the fiscal periods ended July 31, 2003 and 2002, respectively.

     NOTE 6       Settlement Payable

     This obligation arises from the December 2002 settlement of litigation related to the purchase price of the Campbell branch (formerly LRS, Inc.) The balance of the obligation includes unpaid principal and accrued interest. Pursuant to the Settlement Agreement, the Company is making monthly payments of $100,000 and will continue doing so until the debt is fully paid sometime in the fourth calendar quarter of 2004. Interest accrues at an annual rate of 10% on the unpaid balance.

     NOTE 7       Stock Option Programs and Warrants to Purchase Common Stock

     As of July 31, 2003, the Company had options outstanding under the programs described below.

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

     The Company has two incentive stock option plans: The 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees, which replaced the 1998 Plan in February, 2000.

     Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of July 31, 2003, there were a total of 52,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option.

     Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares. The reserve increased by 171,172 shares, 205,503 shares and 270,407 shares on January 1, 2001, 2002 and 2003, respectively. As of July 31, 2003, the total number of share options reserved under the Plan was 1,397,082. The options typically vest over three to four years. As of July 31, 2003, there were 801,754 options outstanding under the 2000 Plan. The weighted average exercise price of the outstanding options was $0.78.

     In June 2002, the Board of Directors of the Company unanimously granted to Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company's common stock at a price of $0.73 per share. The shares will be unregistered. The options vest over either four years, or immediately upon the occurrence of certain events including a change in control, or 60 days after the cessation of Mr. Kristul's full-time employment by the Company, whichever events occur first. The options expire in four years, unless previously exercised pursuant to the above conditions.

     The table below summarizes aggregate activity for all options programs for the fiscal period ended July 31, 2003:

                                                           All Programs
                                                  ------------------------------
                                                                        Weighted
                                                                         Average
                                                        Stock           Exercise
                                                        Options           Price
                                                      ------------      --------
       Outstanding at April 30, 2003:                   1,422,816       $  2.15
          Options granted through July 31, 2003                 -
          Options forfeited through July 31, 2003         (15,000)         0.73
          Options exercised through July 31, 2002         (14,062)         0.73
                                                        ---------

       Outstanding at July 31, 2003                     1,393,754          2.18
                                                        ---------

     As of July 31, 2003, there were 113,000 warrants to purchases share of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

     NOTE 9       Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended July 31, 2003, the effect of including potentially dilutive securities in the calculation of diluted net income (loss) per share decreased basic earnings per share by $0.01 per share. For the period ended July 31, 2002, the effect of including potentially dilutive securities in the calculation of diluted net loss per share was antidilutive. Potentially dilutive securities were 644,938 and 934,491 as of July 31, 2003 and 2002, respectively.

     NOTE 10      Fair Value of Financial Instruments

     A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of July 31, and April 30, 2003, including financial instruments whose contract amount represents credit risk only is as follows:

                                                July 31, 2003     April 30, 2003
                                                ---------------   --------------
                                                ---------------   --------------
        Commitments to extend credit            $    57,659,534   $  90,722,206
        Mandatory forward delivery commitments        6,500,000      16,000,000


     Commitments to extend credit are contractual agreements entered into with customers to fund mortgage loans, which remain valid as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $411,000 and $601,000 at July 31, and April 30, 2003, respectively.

     The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement. If the Company cannot deliver the agreed-upon loans into the commitment by the expiration date, the Company is subject to a financial penalty ("pair-off fee").The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $80,000 and $(41,700) at July 31, and April 30, 2003, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below, as well as those discussed elsewhere from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

GENERAL

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay Area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, we maintain Net Branches in association with local mortgage brokerage companies. The purpose of the Net Branch relationship is for the brokerage to send their loan production to us, and for us, in return, to provide loan processing, accounting and payroll services to them. The legal form of the relationship requires that their revenues and expenses be included in our income statement; however, there is no impact on net income as any profits are returned to the owner of the brokerage. Conversely, if there are losses, the owner of the brokerage must reimburse us. The Net Branches are a vehicle, operating under our California Real Estate License, to capture more mortgage loan flow for our wholesale operations. Since these Net Branches are independently owned, they have not historically maintained their affiliations with fully licensed mortgage bankers on a long-term basis. As of July 31, 2003 we had no affiliations with any Net Branches, but in July 2003 we were in the process of establishing a relationship with a Net Branch in San Diego, California. We expect the Branch to become fully operational during the second fiscal quarter of 2004. We expect to continue our policy of adding and subtracting Net Branches from our branch network on an opportunistic basis in the future.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Moreno Valley, and Tustin, California as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

The Company's loan production and results of operations are strongly affected by mortgage interest rates, with origination volumes increasing in periods of declining interest rates, and declining during periods of increasing interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. Interest rate increases also cause mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan is for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of variable rate mortgage loans, that is, mortgage loans that have interest rates that frequently change and, consequently, have lower initial interest rates than those charged on longer term fixed interest rate mortgage loans.

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

The data in the table below is presented to provide context for the discussion that follows the table.

                      Transnational Financial Network, Inc.

                       Condensed Statements of Operations
                                 and Production

                                   (Unaudited)

                                                   For the 3 Months Ended
                                                   ------------------------

                                                    July 31,     July 31,        % Change
                                                     2003         2002       Increase  (Decrease)
----------------------------------------------------------------------------------------------------

Revenue:
    Net gain on sale of mortgages                 $2,288,134   $  701,712       226 %
    Production revenue                             3,524,214    3,212,897        10 %
    Other revenue                                     12,843       21,140       (39)%
                                                  ----------   ----------

                  Total revenue                    5,825,191    3,935,749        48 %

Direct expense:
    Commission and production incentives           2,165,029    2,025,119         7 %
    Production expense                               458,302      309,039        48 %
    Pair-off fees                                     (3,677)           -        nm
    Provision for early payoff penalties              40,000       45,000       (11)%
                                                  ----------   ----------

                  Total direct expense             2,659,654    2,379,158        12 %

Net interest income (expense)
    Interest income on loans in warehouse            412,073      275,541        50 %
    Interest expense on loans in warehouse          (530,471)    (306,387)       73 %
                                                  ----------   ----------

                  Net interest income (expense)     (118,398)     (30,846)      284 %
                                                  ----------   ----------

Gross profit on mortgage activities                3,047,139    1,525,745       100 %

Indirect expense
    Salaries and benefits                          1,249,496    1,061,214        18 %
    General and administrative                       635,943      595,758         6 %
    Occupancy                                        179,449      187,575        (4)%
    Depreciation                                      28,420       24,474        16 %
                                                  ----------   ----------

                  Total indirect expense           2,093,308    1,869,021        12 %
                                                  ----------   ----------

                  Operating income (loss)            953,831     (343,276)       nm

Non-operating income (expense):
     Other interest expense                         (128,804)     (84,608)       52 %
     Other income (expense), including
       SFAS 133 adjustment                           (68,300)     133,884        nm
                                                  ----------   ----------

            Total non-operating income (expense)    (197,104)      49,276        nm
                                                  ----------   ----------

Income (loss) before taxes                           756,727     (294,000)       nm

Provision for income taxes                            42,000            -        nm
                                                  ----------   ----------

                  Net income (loss)               $  714,727   $ (294,000)       nm
                                                  ==========   ==========


Production ($ millions):

Wholesale                                         $ 247        $  95            160 %
Retail                                              216          205              5 %
                                                  -----        -----
    Total production                              $ 463        $ 300             54 %
                                                  -----        -----

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                                              Origination Volumes
                                                                  ($ millions)

Fiscal Quarter Ended     7-31-03   04-30-03    1-31-03  10-31-02    7-31-02   3-31-02 12-31-01   9-30-01    6-30-01
                         -------   --------    -------  --------    -------   ------- --------    ------     ------

Wholesale                $  247     $  194     $ 197   $   179     $   95    $   116   $   195   $   153    $  188
Retail                      216        247       242       253        205        172       202       145       136
                         ------     ------     -----   -------     ------    -------   -------   -------    ------

Total                    $  463     $  441     $ 439   $   432     $  300    $   288   $   397   $   298    $  324
                         ======     ======     =====   =======     ======    =======   =======   =======    ======



FISCAL QUARTER JULY 31, 2003 COMPARED TO FISCAL QUARTER ENDED JULY 31, 2002

Revenue Analysis

Total revenues for the fiscal period ended July 31, 2003 increased 48% to $5.8 million from $3.9 million in the year earlier period. This improvement occurred while aggregate loan originations for the Company increased 54% in the fiscal period ended July 31, 2003 as compared to the year earlier period. The year-over-year change in our total revenues were subject to three dominant influences:

First, wholesale originations increased 160% in the quarter recently ended when compared to the like period a year ago. Our originations in the year ago period were at their trough level coming off the reorganization of our wholesale account staff in early calendar 2002. This magnified the effects of the industry-wide surge in volume created by the historically low mortgage interest rates in the recently ended quarter.

Second, the Company's Gain on Sale revenues (solely from its wholesale business) increased 226% in the first quarter from year earlier period. The 160% increase in volume, discussed above, was leveraged by a 26% improvement in our gain on sale margin to 93 basis points from the 74 basis point margin in the comparable quarter a year ago. This improvement principally reflects the change to our product mix, which we began implementing in the third quarter of 2001 in our efforts to focus on higher margin mortgage products.

As shown in the table below, we have increased our Gain on Sale over the last two years, with a 63% rise from the 57 basis points in the quarter ended June 30, 2001 to 93 basis points in the quarter which recently ended.

                                               Wholesale Gain on Sale
                                                   (Basis Points)

Fiscal Quarter Ending      7-31-03   4-30-03  01-31-03   10-31-02   7-31-02    3-31-02   12-31-01    9-30-01    6-30-01
                           -------   -------  --------   --------   -------    -------   --------    -------    -------
Gain On Sale               93        128      101        88         74         71        66          68         57


Our gain on sale margin peaked during the third and fourth quarters of our last fiscal year due to two factors. On balance, we price our products to achieve a 90-95 basis point margin. When interest rates are declining rapidly, as they were during this period, our typical margin temporarily increased to 100-105 basis points. This is above our operational target, as reflected in the 93 basis point margin shown in the quarter just ended, during which interest rates increased materially.

The other factor, which occurred during the fourth quarter of our last fiscal year, was that we received a net bonus of approximately $428,000 from one loan buyer for filling a $150 million forward delivery commitment with a pull-through rate above a targeted level. In the absence of the receipt of this bonus, our Gain on Sale for the fourth quarter of fiscal 2003 would have been 106 basis points. In the current environment, we expect to continue to earn such bonuses from time to time, but do not expect such bonuses necessarily to occur at regular intervals within our fiscal quarterly reporting periods. Furthermore, since the bonus levels are dependent upon achieving a targeted pull-through rate on a total forward delivery commitment, the bonus is not earned, nor can it be accrued for, until the forward delivery commitment is completed, and the actual pull-through rate is determined. We continue to work to achieve these bonuses, but achievement of them and the timing thereof will be irregular.

Third, our retail loan originations increased only 5% in the quarter just ended when compared to the like quarter a year ago. This acted as a brake on our total year-over-year revenue growth. While we continue to add loan officers to our retail operations, we have not targeted it for growth as aggressively as we have our wholesale operations. This is because our wholesale operations are substantially more profitable.

Gross Profit Analysis
Gross profits for the quarter just ended doubled when compared to that earned in the year ago period, with our gross margin increasing from 38.8% to 52.3%.

As shown in the table below, we have experienced generally increasing gross margins over the last two years, although there has been quarter-to-quarter variability due to various special factors. The peak gross margin shown in the fourth calendar quarter of 2001 was primarily due to an adjustment in our Provision for Early Loan Payoffs. In the absence of this adjustment, the gross margin for the quarter ended December 31, 2001 would have been approximately 50%. Similarly, the gross margin in the quarter ended July 31, 2002 was depressed due to the low wholesale originations in that period.

As previously discussed, our gross margin in the recently ended fourth fiscal quarter was enhanced by the receipt of a forward delivery pull-through bonus. In the absence of this bonus, our gross margin for that quarter would have been approximately 50%.

                                           Gross Profit Margin Trends

Fiscal Quarter Ending     7-31-03    4-30-03   1-31-03   10-31-02   7-31-02    3-31-02   12-31-01    9-30-01   6-30-01
                          -------    -------   -------   --------   -------    -------   --------    -------   -------
Gross Profit Margin       52.3%      53.8%     47.1%     43.9%      38.8%      45.7%     58.5%       40.0%     34.9%

The increasing gross margin trend in the last four quarters principally reflects the following two factors:

First, our wholesale originations, which have higher gross profitability than retail mortgage originations, have increased from 32% of our total loan originations in the first fiscal quarter a year ago to 53% of our total loan originations in the recently ended first quarter.

Second, as previously discussed, we have benefited from changes we made to our product mix as well as from increased market demand for our product types. As a result, our Gain on Sale margin has steadily increased, thus magnifying the effects of the mix factor change.

Indirect Expense Analysis
Aggregate Indirect Expenses increased 12% to $2.1 million in the quarter ended July 31, 2003 when compared to the like period a year earlier. As shown in the table below, the Company has driven its Operating Expenses as a percent of revenues materially lower over the last two years.


                                            Indirect Expense and Components
                                              (As a Percent of Revenues)

Fiscal Quarter Ending     7-31-03  4-30-03   1-31-03   10-31-02    7-31-02   3-31-02  12-31-01   9-30-01    6-30-01
Total Indirect Expenses    35.9%    33.6%     38.6%      38.9%      47.5%      52.7%    47.7%     58.5%      70.6%

Selected Components
Salaries and Benefits      21.4%    19.0%     20.4%      21.1%      27.0%      34.7%    29.7%     33.6%      37.4%
General and Admin.         10.9%    11.3%     14.5%      13.6%      15.1%      12.1%     4.5%     18.0%      23.9%

While our year-over-year comparisons for both of these categories were substantially favorable, we experienced an increase in our Salaries and Benefits costs as a percent of revenues in the recently ended quarter when compared to the immediately prior quarters. This was due to the need to pay overtime and employ temporary personnel in response to the surge in mortgage applications. With mortgage applications falling off in response to the recent rise in interest rates, we have already begun further actions to trim our Salary and Benefit expense levels. The absolute level of these expenses, however, is not materially changeable over the near-term, notwithstanding our further efforts to reduce them.

General and Administrative expenses have stabilized at the current absolute level, and we do not expect them to change materially from here.

As a result, if our revenues taper off in response to the recent rise in interest rates, we expect that our Indirect Expenses, as a percent of our Revenues, will increase.

Non-Operating Expense Analysis

Our Non-Operating Expenses consist of two types.

First, we incur Other Interest Expense. This is interest expense that is not directly associated with our mortgage lending activities (warehouse loans). It results from two obligations. First, the subordinated debt we have incurred to bolster our capital base accounts for approximately $77 thousand of quarterly interest expense. Second, the obligation related to an acquisition we made in 1999, accounts for approximately $39 thousand of quarterly interest expense. By contract, this latter obligation (principal and accrued interest) will be repaid no later than sometime in the fourth calendar quarter of 2004.

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

In the quarter just ended, there was a negative adjustment to this SFAS 133 asset of approximately $68 thousand. This reflects the fact that our locked pipeline decreased in size at July 31, 2003, compared to what it was at April 30, 2003. This charge contrasts to a gain of approximately $102 thousand we experienced in the first quarter a year ago. Accordingly, our Income Before Taxes suffered by approximately $170 thousand in the year-over-year comparisons as a result of the application of SFAS 133.

Liquidity And Capital Resources

Our operations are funded through internally generated funds with warehouse lines of credit (as set forth below) providing the funding necessary to fund mortgage loans pending the mortgage loan's resale to investors. Our cash position for the three months ended July 31, 2003, increased by $705,740; and the most significant factors affecting that cash flow are summarized below.

Operational cash flows for the three months ended July 31, 2003.

With the exception of income taxes payable and non-cash accruals, including depreciation, the cash effect reflected in our statement of operations is usually realized within 30 days of the close of the accounting period. Accordingly, by adding depreciation of $28,420 and the accrual of $68,300 in expense for the net change in fair market value of financial derivatives (an accrual that does not have a cash effect), to net income of $714,727, we realized $811,447 in cash from operations for the three month period ended July 31, 2003.

Offsetting this $811,447 cash from operations are reductions in interest payable, accounts payable and accrued liabilities and the acquisition of other assets for a total of $190,210 use of cash.

Cash flows related to mortgage loan financing activities.

Our mortgage loans are funded through traditional warehouse facilities as well as Master Sale Agreements. When we fund a loan utilizing Master Sales Agreement facilities, the loan is considered sold to the lending facility, therefore the asset and liability related to loans funded in this manner do not appear on our balance sheet. Borrowings on the traditional warehouse facility do appear on our balance sheet. We reduced our obligations through these financing facilities by $246,254. Offsetting this consumption of cash was a reduction in receivables from mortgage loans we own of $443,927. When these items are netted together, we generated $197,673 in cash from our mortgage loan financing activities.

Cash flows related to debt payment

In December 2002 we settled certain litigation related to our acquisition of LRS, Inc. The settlement requires us to pay the former principals of that entity $100,000 per month, three of which were made in the quarter ended July 31, 2003. At July 31, 2003, we owed $1,458,982 on this obligation.

In addition, in fiscal 2004 we have $500,000 of our subordinated debt maturing, of which $200,000 was refinanced in the quarter ended July 31, 2003 on the same terms as previously.

Summary of Financing Facilities

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements and traditional warehouse lines of credit ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's prior operating losses eroded its net worth and cash position, which has made it more difficult to obtain adequate financing facilities at favorable rates as needed to support further business expansion. As of July 31, 2003, the Company had a total of three financing facilities for a maximum financing capacity of up to $74.5 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.65 million. As of July 31, 2003, the Company was in compliance with all financial and operational covenants. The agreements are renewable on an annual basis, subject to the lenders` evaluation of the Company's financial position at that time. However, despite the fact that the agreements are for a year at a time, other provisions included in the agreements give both the lender and the Company the right to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination were to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO, and Maria Kristul, President, have both personally guaranteed the three facilities in place at April 30, 2003. The Company believes that its relationships with its existing lenders is satisfactory at the current time.

To expand its operations, the Company needs to obtain additional warehouse lines of credit or additional financing facilities. The level of financing facilities the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, we can expect a $15 to $20 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $15 to $20. Given the improvement in the Company's results over the past year, management was able to renegotiate the interest rates it pays on one significant facility, lowering the rate paid by 1.50%, or 150 basis points, effective August 1, 2003. We will negotiate for more favorable terms from our other lenders, as well as seek to obtain additional financing facilities at favorable rates. If successful, this will increase the Company's funding capacity as well continuing to improve net interest income (expense), which has been a significant contributor to prior years` operating losses.

Our overall funding strategy is to use committed facilities, summarized as of July 31, 2003:

                             Committed      Outstanding        Required      Interest Rate
Type of Facility               Facility        Balance       Cash Deposit    July 31, 2003     Maturity
----------------             -------------  ------------     ------------    -------------     --------

Master sales agreement (1)     $40,000,000    $15,583,043    $1,000,000         6.50%(2)       Annual or 30 days notice
Master sales agreement (1)      25,000,000     14,015,440     1,500,000         3.85%(3)       Annual or 30 days notice

Warehouse line of credit         9,500,000        464,118       150,000         5.77%(4)       On demand
                               -----------    -----------    ----------

Totals                         $74,500,000    $30,062,601    $2,650,000
                               ===========    ===========    ==========


(1) The Company accounts for the loans underlying these facilities as sold as of July 31, 2003. Thus, only the loans related to the warehouse line of credit appear on the balance sheet. See Footnote 3 in the audited financial statements for additional discussion about these facilities.
(2) The contractual interest rate on this facility was 6.50%, or Prime plus 1.00%, whichever is greater. As of August 1, 2003, the contractual interest was lowered to 5.00% or Prime plus 1.00%, whichever is greater.
(3) The contractual interest rate on this facility is the greater of LIBOR or the Fed Funds rate plus 2.75%.
(4) The contractual interest rate on this facility is one month LIBOR plus a margin ranging from 4.43% to 5.43%.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, and mandatory forward delivery commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The mandatory forward delivery commitments also involve the risk of nonperformance on the part of the Company. The Company manages these risks by entering into these agreements with major, well-known financial institutions. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                              July 31,               April 30,
                                               2003                    2003
                                            -----------------------------------

Commitments to extend credit                $   57,659,534    $  90,722,206
Mandatory forward delivery commitments           6,500,000       16,000,000


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


PART 2. OTHER INFORMATION

Item 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

           31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K

           NONE

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Transnational Financial Network, Inc.

Date: August 29, 2003        /s/ Joseph Kristul
      ---------------        ---------------------------------------------
                             Joseph Kristul, Chief Executive Officer


Date: August 29, 2003        /s/ Katey Carroll
      ---------------        --------------------------------------------
                             Katey Carroll, Chief Financial Officer