Form 10QSB
period 2003-10-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2003-12-05
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended October 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For  the transition period from __________________ to ______________

                         Commission file number: 1-14219

                      Transnational Financial Network, Inc
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

California                                              94-2964195
-------------------------------------------------------------------------------
(State or other jurisdiction (                  IRS Employer Identification No.)
 of incorporation ororganization)

401 Taraval Street, San Francisco, CA                           94116
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2003: 6,815,993

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                October 31, 2003

                                    UNAUDITED




TABLE OF CONTENTS                                                   PAGE NUMBER


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of October 31, and April 30, 2003 .......2

         Condensed Statements of Operations for the  Three and
              Six Months Ended October 31, 2003 and 2002......................3

         Condensed Statements of Cash Flows for the Three and
              Six Months Ended October 31, 2003 and 2002......................4

         Notes to Condensed Financial Statements..............................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................10

Item 3.  Controls and Procedures  ...........................................21


PART II.  OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K....................................22

Item 4.  Submission of Matters to a Vote of Security Holders.................22

Signatures...................................................................23

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                      as of October 31, and April 30, 2003
                               ------------------

                            ASSETS                                                        OCTOBER 31,            APRIL 30,
                                                                                             2003                  2003
                                                                                           ----                  ----

  Cash and cash equivalents, unrestricted                                                $   2,967,166        $  1,847,996
  Restricted cash                                                                            2,600,000           2,650,000
  Short-term mortgage related accounts receivable                                              368,264           1,210,885
  Mortgage loans held for sale                                                               7,062,872           1,146,049
  Goodwill                                                                                   5,022,065           4,933,847
  Property and equipment, net                                                                  171,061             170,090
  Fair value of derivative financial instruments                                               328,400             559,300
  Other assets                                                                                 198,316             164,008
                                                                                         -------------        --------------

         Total assets                                                                    $  18,718,144        $ 12,682,175
                                                                                         =============        ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

  Warehouse lines of credit                                                              $   6,582,610        $    789,445
  Accrued interest payable                                                                      38,772              60,069
  Accounts payable and accrued liabilities                                                     611,917             937,934
  Settlement payable                                                                         1,192,158           1,626,497
  Capital lease obligations                                                                     32,255              41,664
  Subordinated debt                                                                          2,047,000           2,047,000
                                                                                         -------------        ------------

          Total liabilities                                                                 10,504,712           5,502,609


  Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares authorized; no shares
         issued or outstanding                                                                       -                   -
  Common stock, no par value: 20,000,000 shares authorized;  6,815,993 and 6,760,181 shares issued and outstanding at October 31,
         and April 30, 2003, respectively.                                                  13,495,585          13,456,182
  Accumulated deficit                                                                       (5,282,153)         (6,276,616)
                                                                                         --------------       -------------

         Total shareholders' equity                                                          8,213,432           7,179,566
                                                                                         -------------        ------------


         Total liabilities and shareholders' equity                                      $  18,718,144        $ 12,682,175
                                                                                         =============        ============




         See accompanying notes to these condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                    CONDENSED

                            STATEMENTS OF OPERATIONS

               for the six months ended October 31, 2003 and 2002
                               ------------------

                                                                       For the Three                     For the Six
                                                                  Months Ended October 31,           Months Ended October 31,
                                                                  ------------------------           ------------------------
                                                                       2003             2002             2003              2002
                                                                    (unaudited)     (unaudited)       (unaudited)       (unaudited)
         Revenue:
           Net gain from sale of loans                            $  1,794,020       $ 1,574,170      $ 4,082,154       $ 2,275,882
           Production income                                         2,620,944         3,782,819        6,145,158         6,995,716
           Other income                                                 19,955            26,402           32,798            92,474
                                                                   -----------       -----------       ----------        ----------

                  Total revenue                                      4,434,919         5,383,391       10,260,110         9,364,072
                                                                   -----------       -----------       ----------        ----------

         Direct expenses:
           Commissions and production incentives                     1,677,588         2,406,043        3,842,617         4,431,463
           Production expense                                          342,155           422,486          800,457           731,525
           Pair-off fees                                                (5,459)                -           (9,136)                -
           Early loan payoff penalties                                  30,000           135,000           70,000           180,000
                                                                   -----------       -----------       ----------        ----------

                  Total direct expenses                              2,044,284         2,963,529        4,703,938         5,342,988
                                                                   -----------       -----------       ----------        ----------

         Interest income (expense):
           Interest income from loans in warehouse                     303,399           524,753          715,472           800,294
           Interest expense on warehouse financing                    (311,219)         (583,917)        (841,690)         (890,304)
                                                                   ------------      ------------      -----------       -----------

                  Net interest income (expense)                         (7,820)          (59,164)        (126,218)          (90,010)
                                                                   ------------      ------------      -----------       -----------

         Gross profit on mortgage activities                         2,382,815         2,360,698        5,429,954         3,931,074
                                                                   -----------       -----------       ----------        ----------

         Indirect expenses:
           Salaries and benefits                                     1,096,818         1,136,201        2,346,314         2,197,415
           General and administrative                                  503,422           729,678        1,139,365         1,337,467
           Occupancy                                                   174,837           203,669          354,286           391,244
           Depreciation and amortization                                24,650            22,062           53,070            46,536
                                                                   -----------       -----------       ----------        ----------

                  Total indirect expenses                            1,799,727         2,091,610        3,893,035         3,972,662
                                                                   -----------       -----------       ----------        ----------

                  Operating income (loss)                              583,088           269,088        1,536,919           (41,588)
                                                                   -----------       -----------       ----------        -----------

         Nonoperating income (expense):
           Other interest expense                                     (116,985)          (88,743)        (245,789)         (173,661)
           Other income (expense)                                     (162,600)          184,809         (230,900)          286,403
                                                                   ------------      -----------       -----------       ----------

                  Total nonoperating income (expense)                 (279,585)           96,066         (476,689)          112,742
                                                                   -----------       -----------       -----------       ----------

                  Income (loss) before income taxes                    303,503           365,154        1,060,230            71,154

         Income tax provision                                           23,767                 -           65,767                 -
                                                                   -----------       -----------       ----------        ----------

                  Net income (loss)                               $    279,736       $   365,154      $   994,463       $    71,154
                                                                   ===========       ===========       ==========        ==========

         Net income (loss) per share
             Basic                                                $      0.04        $     0.05       $     0.15        $     0.01
             Diluted                                              $      0.04        $     0.05       $     0.14        $     0.01

         Weighted averages shares outstanding
             Basic                                                   6,767,565         6,760,181        6,770,904         6,760,181
             Diluted                                                 7,165,936         6,743,931        7,094,565         6,743,921



         See accompanying notes to these condensed financial statements
                                        3

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

               for the six months ended October 31, 2003 and 2002
                               ------------------

                                                                                                          For the Six
                                                                                                    Months Ended October 31,
                                                                                                  ----------------------------
                                                                                                      2003            2002
                                                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
Net income (loss)                                                                               $     994,463    $       71,154
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                                                     53,070            46,536
     Net change in fair market value of financial derivatives                                         230,900          (286,403)
     Provision for early payoff penalties                                                              70,000           180,000
   Net effect of changes in assets and liabilities:
     Other assets                                                                                    (104,308)         (188,000)
     Accrued interest payable                                                                         (21,297)           70,749
     Accrued interest on settlement payable                                                            77,443                 -
     Accounts payable and accrued liabilities                                                        (326,017)          408,103

   Net effect of changes in mortgage loans activity:
     Mortgage related short-term accounts receivable                                                  842,621          (845,185)
     Mortgage loans originated for sale                                                          (381,306,844)     (270,429,100)
     Mortgage loans proceeds from sale                                                            375,390,021       259,407,677
     Provision for other bad debts                                                                          -            36,250
                                                                                                -------------    --------------

         Net cash used in operating activities                                                     (4,099,948)      (11,528,219)
                                                                                                -------------    --------------

Cash flows from investing activities:
   Property and equipment purchases                                                                   (54,041)          (96,585)
   Net decrease (increase) in restricted cash                                                          50,000          (250,000)
                                                                                                -------------    --------------

         Net cash used in investing activities                                                         (4,041)         (346,585)
                                                                                                -------------    --------------

Cash flows from financing activities:
     Warehouse notes payable-net borrowings                                                         5,793,165        10,645,288
     Payments on settlement payable                                                                  (600,000)                -
   Proceeds from stock option exercises                                                                39,403                 -
   Payments on capital lease obligations                                                               (9,409)           (9,902)
   Borrowings on subordinated debt                                                                    200,000           900,000
   Payments on subordinated debt                                                                     (200,000)         (810,000)
                                                                                                -------------    --------------

         Net cash provided by financing activities                                                  5,223,159        10,725,386
                                                                                                -------------    --------------

Net increase (decrease) in cash and cash equivalents, unrestricted                                  1,119,170        (1,149,418)
                                                                                                -------------    --------------


Cash and cash equivalents, unrestricted, beginning of period                                        1,847,996         3,076,422
                                                                                                -------------    --------------


Cash and cash equivalents, unrestricted, end of period                                          $   2,967,166    $    1,927,004
                                                                                                =============    ==============

Cash paid during the period for:
     Interest                                                                                   $   1,053,513    $    1,001,710
     Income taxes                                                                                     115,000                 -

Schedule of non-cash investing and financing activities:
   Property and equipment acquired with capital leases                                          $           -    $       42,389
   Increase in goodwill and settlement payable                                                         88,218         1,575,000


See accompanying notes to these condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



     NOTE 1       General

     The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three and six month periods ended October 31, 2003 and 2002, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2003. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three and six months ended October 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

     Reclassifications - Certain amounts in the April 30, 2003 balance sheet have been reclassified to conform to the presentation for the period ended October 31, 2003.

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (continued)


                                                     Quarter Ended                         Six Months Ended
                                              -----------------------------        --------------------------------
                                                  October 31      October 31         October 31        October 31
                                                     2003            2002               2003              2002
                                                     ----            ----               ----              ----
Net income (loss):
   As reported                                   $   279,736    $   365,154         $   994,463      $    71,154
   Pro forma                                     $   238,868    $   324,730         $   880,225      $    12,681

Basic income (loss) per common share:
   As reported                                   $      0.04    $      0.05         $      0.15      $      0.01
   Pro forma                                     $      0.04    $      0.04         $      0.13      $         -

Diluted income (loss) per common share:
   As reported                                   $      0.04    $      0.05         $      0.14      $      0.01
   Pro forma                                     $      0.03    $      0.04         $      0.12      $         -



     There were 137,750 and 65,000 option grants during the quarter ended October 31, 2003 and 2002, respectively. The fair value of the stock options granted during the quarter ended October 31, 2003 and 2002 was estimated as $1.08 and $0.23, respectively. This fair value was determined as of the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility ranging from 92.15% to 140.30%, risk-free interest rate ranging from 2.63% to 4.49%, and an average expected life of 5.0 years.

     NOTE 3       Financing Facilities

     The Company had, as of October 31, 2003, a maximum mortgage loan financing capacity of $114.5 million as described below.

         A. Warehouse Lines Of Credit

         As of October 31, 2003, the Company maintained two revolving warehouse lines of credit with a total borrowing capacity of $29.5 million to fund mortgage loan originations. Funds are advanced on the warehouse lines for residential real estate loans, which are pledged as collateral. Interest accrues monthly on outstanding warehouse line borrowings and is due at settlement when the underlying loans are sold. All advances must be repaid within one year.

         One line of credit is for $9.5 million and bears interest at one month LIBOR plus a margin ranging from 4.43% to 5.43%. The Company stopped using this line during the second fiscal quarter as the transaction fees are much higher than those charged on the other lines. The Company is in the process of closing this line altogether. The formerly required cash collateral deposit of $150,000 was returned to the Company in the second fiscal quarter.

         The second line has a maximum capacity of $20 million, and bears interest at Prime plus 1.00%, for an average rate of 5.00% at October 31, 2003. The Company is not required to maintain any cash deposits with this lender as collateral. The Company entered into this agreement during the three months ended October 31, 2003. The Company has subsequently determined that the facility is not appropriate for its needs, and is in the process of closing this line also.

         B. Master Sale Agreements

         As of October 31, 2003, the Company maintained three such agreements ("Quick Sale" agreements), under the terms of which the financial institutions purchase a 100% loan participation interest upon the Company obtaining a firm forward sale delivery commitment from investors, and upon the financial institutions' approval of the loan quality based on their underwriting standards. The Company recognizes the income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions. In connection with these facilities, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreement at the date of the sale. During the fiscal periods ended October 31, 2003 and 2002, the Company was not required to make any material repurchases from its financing facilities. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

         I. One of the Quick Sale agreements provides a credit facility of $30 million as of October 31, 2003. Additionally, an emergency or "interim bulge" capacity of $10 million is available if needed. To date, the Company has not used this interim bulge capacity. Thus, the total capacity is $40 million. Interest on the $30 million portion of the line is the Prime Rate plus 1.0%, or 5.00%, whichever is higher. Prime was 4.00% at October 31, 2003. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of October 31, 2003 averaged 5.00%. The Company is required to maintain a non-interest bearing cash deposit with this lender of not less than $1,000,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

         II. The second Quick Sale agreement provided a credit facility of $25 million as of October 31, 2003. Interest on the facility is the greater of LIBOR or the Federal Funds rate plus 2.75%. The rate paid by the Company on this line as of October 31, 2003 averaged 3.87%. The Company was required to maintain an interest bearing cash deposit with this lender of not less than $1,500,000 as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

               Subsequent to October 31, 2003, the Company negotiated a reduction in the maximum capacity of this facility to $15 million. The banking institution returned $600 thousand of the previously required $1.5 million collateral cash deposit to the Company.

         III. The third Quick Sale agreement provides a maximum credit facility of $20 million as of October 31, 2003. Interest on the facility is at LIBOR plus a margin ranging from 2.25% to 2.75%. The rate paid by the Company on this line as of October 31, 2003 averaged 3.56%. The Company is required to maintain an interest bearing cash deposit with this lender of not less than $100 thousand as additional collateral. The Company has classified this cash deposit as restricted cash in the financial statements.

         The three Quick Sale agreements are for a one-year period of time and are typically renewed annually; however, the agreements give each party the right to terminate the relationship upon 30 days' written notice, for any reason.

         The total of all available credit facilities as of October 31, 2003 is $114.5 million. When the two warehouse lines described above are closed, total warehouse credit available to the Company will be $85 million.

         Total cash required to be kept on deposit with the lenders aggregated $2.6 million. The deposits are classified as restricted cash on the financial statements. Subsequent agreements to October 31, 2003 reduced the restricted cash requirements to $2 million.

         The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of October 31, 2003, the Company was in compliance with all these covenants. The CEO and the President of the Company have each personally guaranteed the above financing facilities.

     NOTE 4       Goodwill

     Goodwill is wholly attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999. Part of the original purchase price was based on a certain percentage of the Campbell branch's earnings ("earn-out payments") to be earned from acquisition date through July 31, 2003. The increase in goodwill from April 30, 2003 to October 31, 2003 of $88,218 arises from the earn-out payments due for the fiscal quarter ended July 31, 2003.

     In accordance with SFAS 142, "Accounting for Goodwill and Other Intangible Assets", the Company evaluated goodwill as of October 31, 2003 and determined that no impairment had arisen as of that date.

     NOTE 5       Subordinated Debt

     All subordinated debt bears interest at 15% and has maturity dates ranging from March 31, 2004 to April 30, 2006. Subordinated debt interest expense of $153,525 and $159,627 was incurred in the six months ended October 31, 2003 and 2002, respectively.

     Subsequent to October 31, 2003, the Company repaid one of the notes in full, in the amount of $500,000.

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

     NOTE 7       Stock Option Programs and Warrants to Purchase Common Stock

     As of October 31, 2003, the Company had options outstanding under the programs described below.

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

     Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of October 31, 2003, there were a total of 51,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option.

     Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares. The reserve increased by 171,172 shares, 205,503 shares and 270,407 shares on January 1, 2001, 2002 and 2003, respectively. As of October 31, 2003, the total number of share options reserved under the Plan was 1,397,082. The options typically vest over four to five years. As of October 31, 2003, there were 895,254 options outstanding under the 2000 Plan. The weighted average exercise price of the outstanding options was $0.89.

     In June 2002, the Board of Directors of the Company unanimously granted to Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company's common stock at a price of $0.73 per share. The shares will be unregistered. The options vest evenly over four years, or immediately upon the occurrence of certain events including a change in control, or 60 days after the cessation of Mr. Kristul's full-time employment by the Company, whichever events occur first. The options expire in four years, unless previously exercised pursuant to the above.

     The table below summarizes aggregate activity for all options programs for the fiscal period ended October 31, 2003:

                                                        All Programs
                                                -------------------------------
                                                                        Weighted
                                                                         Average
                                                        Stock           Exercise
                                                        Options           Price
                                                        -----------     --------
       Outstanding at April 30, 2003:                     1,422,816       $2.15
          Options granted through October 31, 2003          137,750        1.20
          Options forfeited through October 31, 2003        (18,500)       1.10
          Options exercised through October 31, 2002        (55,812)       0.73
                                                            --------

       Outstanding at October 31, 2003                    1,486,254       $2.13
                                                          ---------


     As of October 31, 2003, there were 53,000 warrants to purchases share of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

     NOTE 8       Basic and Diluted Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended October 31, 2003 and 2002, the effect of including potentially dilutive securities in the calculation of diluted net income per share decreased basic earnings per share by $0.00 and $0.00 per share, respectively. For the six months ended October 31, 2003 and 2002, the effect of including potentially dilutive securities in the calculation of diluted net income per share decreased basic earnings by $0.01 and $0.00 per share, respectively. Potentially dilutive securities were 926,030 and 947,691 as of October 31, 2003 and 2002, respectively.

     NOTE  9      Fair Value of Financial Instruments

     A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of October 31, and April 30, 2003, including financial instruments whose contract amount represents credit risk only is as follows:

                                                               October 31, 2003           April 30, 2003
                                                               ----------------           --------------

Commitments to extend credit                                    $     39,739,825        $    90,722,206
Mandatory forward delivery commitments                                 6,000,000             16,000,000



     Commitments to extend credit are contractual agreements entered into with customers to fund mortgage loans, which remain valid as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $318,000 and $601,000 at October 31, and April 30, 2003, respectively.

     The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement. If the Company cannot deliver the agreed-upon loans into the commitment by the expiration date, the Company is subject to a financial penalty ("pair-off fee").The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $10,400 and $(41,700) at October 31, and April 30, 2003, respectively.


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

GENERAL

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties, principally in the San Francisco Bay Area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains Net Branches in association with local mortgage brokerage companies. The purpose of the Net Branch relationship is for the brokerage to send its loan production to the Company, and for the Company, in return, to provide loan processing, accounting and payroll services to them. The legal form of the relationship requires that their revenues and expenses be included in the Company's income statement; however, there is no impact on net income as any profits are returned to the owner of the brokerage. Conversely, if there are losses, the owner of the brokerage must reimburse the Company. The Net Branches are a vehicle, operating under the Company's California Real Estate License, to capture more mortgage loan flow for its wholesale operations. Since these Net Branches are independently owned, they have not historically maintained their affiliations with fully licensed mortgage bankers on a long-term basis. As of October 31, 2003 the Company had a relationship with a Net Branch in San Diego, California. The Company expects to continue its policy of adding and subtracting Net Branches from its branch network on an opportunistic basis in the future.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Moreno Valley, and Tustin, California, as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

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

During the last year, the Company has entered into forward delivery commitments with secondary mortgage market buyers. Within these commitments, the Company agrees to deliver a specified dollar volume of mortgages during a set period of time, typically six months. In return for the Company agreeing to the forward delivery commitment, the secondary market buyer agrees to make a Forward Payout Fee to the Company. The Forward Payout Fee so negotiated is variable, based upon the type of mortgages delivered to the buyer, and varies between 1/8% and 3/8% of the dollar amount delivered. This Forward Payout Fee is contingent upon the following:

First, the company must deliver at least the total dollar volume specified in the Commitment within the time period specified.

Second, the company must achieve certain targeted pull-through ratios. A "pull-through" ratio is the percentage of loans that are initially locked with the (secondary market) buyer, which are then actually funded by the Company and then sold to the (secondary market) buyer. Typically, the Company receives the full Forward Payout Fee if it achieves a pull-through ratio of 65% or more. If the Company achieves a pull-through ratio of 60-65%, the Forward Payout Fee is paid at a 50% rate. If the pull-through ratio is less than 60%, the Company then receives no Forward Payout Fee on the commitment.

The data in the table below is presented to provide context for the discussion that follows the table.

                      Transnational Financial Network, Inc.

                       Condensed Statements of Operations
                                 and Production

                                   (Unaudited)


                                                   For the 3 Months Ended                   For the 6 Months Ended
                                                   ----------------------                   ----------------------

                                                 October 31,  October 31,                 October 31,   October 31,
                                                        2003         2002  % Chng.               2003          2002   % Chng.
-----------------------------------------------------------------------------------------------------------------------------

Revenue:
    Net gain on sale of mortgages                $ 1,794,020  $ 1,574,170       14%       $ 4,082,154  $ 2,275,882       79%
    Production revenue                             2,620,944    3,782,819      -31%         6,145,158    6,995,716      -12%
    Other revenue                                     19,955       26,402      -24%            32,798       92,474      -65%
                                                 -----------  -----------                    --------   -----------

    Total revenue                                  4,434,919    5,383,391      -18%        10,260,110    9,364,072       10%

Direct expense:
    Commission and production incentives           1,677,588    2,406,043      -30%         3,842,617    4,431,463      -13%
    Production expense                               342,155      422,486      -19%           800,457      731,525        9%
    Pair-off fees                                     (5,459)           -        nm            (9,136)           -        nm
    Provision for early payoff penalties              30,000      135,000      -78%            70,000      180,000      -61%
                                                 -----------  -----------                    --------   -----------

    Total direct expense                           2,044,284    2,963,529      -31%         4,703,938    5,342,988
-12%

Net interest income (expense)
    Interest income on loans in warehouse            303,399      524,753      -42%           715,472      800,294      -11%
    Interest expense on loans in warehouse          (311,219)    (583,917)     -47%          (841,690)    (890,304)      -5%
                                                 ------------ ------------                   --------   -----------

    Net interest income                               (7,820)     (59,164)     -87%          (126,218)     (90,010)      40%
                                                 ------------ ------------                   ---------- -----------

Gross profit on mortgage activities                2,382,815    2,360,698        1%         5,429,954    3,931,074       38%

Indirect expense

    Salaries and benefits                          1,096,818    1,136,201       -3%         2,346,314    2,197,415        7%
    General                                          503,422      729,678      -31%         1,139,365    1,337,467      -15%
    Occupancy                                        174,837      203,669      -14%           354,286      391,244       -9%
    Depreciation                                      24,650       22,062       12%            53,070       46,536       14%
                                                 -----------  -----------                  ----------   -----------

    Total indirect expense                         1,799,727    2,091,610      -14%         3,893,035    3,972,662       -2%
                                                 -----------  -----------                  -----------  -----------

    Operating income (loss)                          583,088      269,088      117%         1,536,919      (41,588)       nm

Non-operating income (expense):
    Other interest expense                          (116,985)     (88,743)      32%          (245,789)    (173,661)      42%
    Other income (expense), including
     SFAS 133 adjustment                            (162,600)     184,809     -188%          (230,900)     286,403     -181%
                                                 ------------ -----------                  -----------  -----------

    Total non-operating income (expense)            (279,585)      96,066     -391%          (476,689)     112,742     -523%
                                                 ------------ -----------                  -----------  -----------

Income (loss) before taxes                           303,503      365,154      -17%         1,060,230       71,154        nm

Provision for income taxes                            23,767            -        nm            65,767            -        nm
                                                 -----------  -----------                  ----------   -----------

                       Net income (loss)         $   279,736  $   365,154      -23%       $   994,463  $    71,154        nm
                                                 ===========  ===========                   =========   ===========


Production ($ millions):
Wholesale                                        $       135  $       179      -25%       $       382  $       274       39%
Retail                                                   183          253      -28%               399           458     -13%
                                                 -----------  -----------                  ----------   -----------
    Total production                             $       318  $       432      -26%       $       781  $       732        7%

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                               Origination Volumes
                                  ($ millions)


Fiscal Quarter Ended 10-31-03 7-31-03 04-30-03 1-31-03 10-31-02 7-31-02 3-31-02 12-31-01 9-30-01
                     -------- ------- -------- ------- -------- ------- ------- -------- -------
Wholesale            $ 135    $  247  $ 194    $  197  $  179   $  95   $  116  $  195   $  153
Retail                 183       216    247       242     253     205      172     202      145
                     -----    ------  -----    ------  ------   -----   ------  ------   ------

Total                $  318   $  463  $ 441    $  439  $  432   $ 300   $  288  $  397   $  298
                     ======   ======  =====    ======  ======   =====   ======  ======   ======



QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2003 COMPARED TO QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2002

Introduction

While appearing generally positive, the year-over-year revenue and profit comparisons for the six months ending October 31 mask substantially divergent trends.

During the first two quarters of fiscal 2003, the Company was experiencing internally-based accelerating wholesale loan production, coming off the reorganization of its wholesale account executive organization at the beginning of calendar 2002. This acceleration was compounded on both the wholesale and retail sides of our business by the industry-wide boom in mortgage applications.

In sharp contrast, the industry trends in the Company's first two quarters of the current fiscal year moved in diametrically opposite directions. During the first quarter, we, like the industry as a whole, experienced the benefits of the highest industry-wide mortgage application rates in recorded history. During the second fiscal quarter, however, and responding to the increase in mortgage rates that began late in the first fiscal quarter, we, like the industry, saw a dramatic fall-off in our loan production: a 45% decline on the wholesale side of our business, and a 15% decline on the retail side (although a 26% decline from the level in the fourth fiscal quarter of last year).

Revenue Analysis

Total revenues for the fiscal quarter ended October 31, 2003 decreased 18% to $4.4 million from $5.4 million in the year earlier period. The decline in revenues was modestly less than the 26% decline in our loan production due to the receipt of a $528,000 Forward Payout Fee for completing a $150 million forward delivery contract. Had this Forward Payout Fee not been received, revenues would have declined at the same rate as our loan production.

Total revenues for the six months ended October 31, 2003 increased 10% from the year earlier period. This increase was the result of two countervailing inflection points. During the first fiscal quarter of 2003, our wholesale production experienced a trough that resulted from the restructuring of our account executive organization in early calendar 2002. At the other extreme, during this past first fiscal quarter, we experienced an absolute peak in wholesale loan production as a result of historically high loan refinancing in the mortgage industry. The magnitude of this swing is evident in the 79% increase in our Gain on Sale revenues and 39% increase in wholesale loan production in the year-over-year six-month comparisons.

The year-over-year change in the Company's total revenues for the second fiscal quarter were subject to the following principal influences:

First, wholesale and retail loan originations declined 25% and 28%, respectively. This reflects the dramatic downturn in industry-wide mortgage originations during the recently ended fiscal period. The Company is taking steps to increase its wholesale loan production, including adding account executives and expanding its Net Branch relationships. However, these steps occurred late in the quarter and, consequently, had not yet shown results during the second quarter. We expect to begin seeing positive effects on our loan production toward the latter part of our third fiscal quarter.

Second, the Company's Gain on Sale revenues (solely from its wholesale business) increased 14% in the second quarter from year earlier period. In the absence of the $528,000 Forward Payout Fee previously mentioned, the Gain on Sale revenues would have declined by 20%.

Third, the Company's basic (before Forward Payout Fee) Gain on Sale of 94 basis points was 7% higher than in the like period a year ago.

As shown in the table below, the Company has increased its Gain on Sale substantially over the last two years.

                             Wholesale Gain on Sale
                                 (Basis Points)

Fiscal Quarter Ending      10-31-03    7-31-03   4-30-03   01-31-03  10-31-02    7-31-02   3-31-02   12-31-01    9-30-01
                           --------    -------   -------   --------  --------    -------   -------   --------    -------

Gain On Sale                  133        93        128          101     88         74        71         66         68


The Company's gain on sale margin peaked during the third and fourth quarters of its last fiscal year and the recently ended second fiscal quarter due to two factors. On balance, and excluding Forward Payout Fees, the Company prices its products to achieve a 90-95 basis point margin. When interest rates are declining rapidly, as they were during the last half of the company's prior fiscal year, the Company's typical margin will increase temporarily to a level above the Company's operational target.

During the recently ended quarter the Company received a net Forward Payout Fee of $528,000 from one loan buyer for filling a $150 million forward delivery commitment with a pull-through rate above a targeted level. In the absence of the receipt of this Forward Payout Fee , the Company's Gain on Sale for the second quarter of fiscal 2004 would have been 94 basis points. Similarly, the Company received a net Forward Payout Fee of $428,000 in the fourth quarter of the last fiscal year, thus increasing its Gain on Sale from the 106 basis points it otherwise would have been.

In the current environment, the Company expects to continue to earn such Forward Payout Fees from time to time, but does not expect such Fees necessarily to occur at regular intervals within its fiscal quarterly reporting periods or necessarily be of the same orders of magnitude as the last two that were received. Furthermore, since the Fee levels are dependent upon achieving a targeted pull-through rate on a total forward delivery commitment, the Forward Payout Fee is not earned, nor can it be accrued for, until the forward delivery commitment is completed, and the actual pull-through rate is determined.

The Company continues to work to achieve these Forward Payout Fees, but achievement of them and the timing thereof will continue to be irregular. Furthermore, the Company is seeking to incorporate the Forward Payout Fees into its normal pricing structure with its secondary market buyers. To the extent that it is successful, it will see an increase in its basic gain on sale and a reduction in the receipt of the periodic Forward Payout Fees.

Gross Profit Analysis
Gross profits for the quarter just ended were essentially flat when compared to that earned in the year ago period, with the Company's gross margin increasing from 43.9% to 53.7%, approximately 63% of the increase being due to the Forward Payout Fee.

Gross profits for the six months ended October 31, 2003 increased 38% from the like period a year ago. Again, this is largely due to the countervailing inflection points experienced in our wholesale business in the first quarter of this year when compared to the first quarter of a year ago. We experienced very strong wholesale production, along with the attendant strong gross profitability, in the first fiscal quarter this year. In contrast, we experienced just the reverse in the first fiscal quarter last year.

As shown in the table below, the Company has experienced generally increasing gross margins over the last two years, although there has been quarter-to-quarter variability due to various special factors. The peak gross margin shown in the fourth calendar quarter of 2001 was primarily due to an adjustment in the Company's Provision for Early Loan Payoffs. In the absence of this adjustment, the gross margin for the quarter ended December 31, 2001 would have been approximately 50%. Similarly, the gross margin in the quarter ended October 31, 2002 was depressed due to the low wholesale originations in that period.

As previously discussed, the Company's gross margins in the recently ended quarter and the fourth fiscal quarter of last year were enhanced by the receipt of Forward Payout Fees. In the absence of these Fees, the Company's gross margin for the recently ended quarter would have been approximately 47.5%, and would have been approximately 50% in the fourth fiscal quarter of last year.

                           Gross Profit Margin Trends

Fiscal Quarter Ending    10-31-03    7-31-03   4-30-03    1-31-03  10-31-02    7-31-02    3-31-02   12-31-01   9-30-01
---------------------    --------    -------   -------    -------  --------    -------    -------   --------   -------
Gross Profit Margin         53.7%    52.3%      53.8%      47.1%     43.9%      38.8%      45.7%     58.5%    40.0%


The gross margin variability in the last four quarters principally reflects the following three factors:

First, the Company's wholesale originations have higher gross profitability than retail mortgage originations. Hence, relatively small changes in our total wholesale originations, as percentage of our total originations, will have a larger impact on our corporate-wide gross margin. This effect has been magnified in the recently ended second fiscal quarter and the fourth fiscal quarter of last year by the receipt of the Forward Payout Fees, previously mentioned.

Second, as previously discussed, the Company benefited from changes it made to its product mix as well as from increased market demand for its product types. As a result, the Company's Gain on Sale margin has steadily increased, thus magnifying the effects of the mix factor change. While the Company is continuing to work to increase its gain on sale, we expect future improvements, if they occur, to be smaller than in the past. Furthermore, it is possible that competitive pressures stemming from a generally slow mortgage production environment could create some erosion in our Gain on Sale in the future.

Third, Net Warehouse Interest Expense declined 87% in the quarter, substantially more than the 25% decline in year over year wholesale loan fundings. Interest Expense declined disproportionately as a result of better financing terms on both new warehouse lines and renegotiated older warehouse credit facilities. By the end of the recently ended quarter, the Company had shifted to having positive Net Interest Income on its loan financing activities.

The year-over-year decline in the second quarter Net Interest Expense contrasts sharply with the 40% year-over-year increase for the recently ended six months. This disparity is the result of two factors. First, the changes in lending rates with our lenders only occurred during the recently ended fiscal quarter. Hence, their effects were not felt in the prior quarters. Second, the peak of mortgage originations that occurred in our first fiscal quarter this year were all done with the prior, and less favorable, lending terms, thus exacerbating our warehouse borrowing expenses.

Indirect Expense Analysis
While aggregate Indirect Expenses declined 14% to $1.8 million in the quarter ended October 31, 2003 when compared to the like period a year earlier, they increased to 40.5% of revenues. This increase, as a percentage of revenues, is due to revenues declining faster than expenses. Notwithstanding the increase in our Indirect Expense ratio, total absolute spending on Indirect Expenses for the quarter just ended was approximately $293,000 lower than it was in the immediately preceding first fiscal quarter.

Indirect Expenses for the six months ended October 31, 2003 declined only 2% when compared to the like period a year earlier. Indirect Expenses peaked in the first fiscal quarter of this year as a result of spending that was needed to keep up with the surge in mortgage applications. This was reflected in most line items during that quarter.

                         Indirect Expense and Components
                           (As a Percent of Revenues)

Fiscal Quarter Ending    10-31-03   7-31-03   4-30-03   1-31-03   10-31-02   7-31-02   3-31-02  12-31-01    9-30-01
---------------------    --------   -------   -------   -------   --------   -------   -------  --------    -------
Total Indirect Expenses    40.5%     35.9%     33.6%     38.6%      38.9%     47.5%     52.7%     47.7%      58.5%

Selected Components:
Salaries and Benefits      24.7%     21.4%     19.0%     20.4%      21.1%     27.0%     34.7%     29.7%      33.6%
   General and Admin.      11.4%     10.9%     11.3%     14.5%      13.6%     15.1%     12.1%      4.5%      18.0%


While Salaries and Benefits increased as a percentage of revenues from both the like period a year ago and the preceding first fiscal quarter, we have taken substantial steps to reduce expenses. This is reflected in the 12% decline in Salaries and Benefits from the first fiscal quarter level. We are continuing to take actions to reduce expenses, and expect spending on Salaries and Benefits to decline approximately 3-5% more in the next fiscal quarter.

The Company took aggressive action to reduce its General and Administrative expenses as origination volumes declined. This is reflected in the 21%, or $133,000 reduction, from the spending level of the first fiscal quarter. There was no one line item in General and Administrative expenses that dominated the decline, as management reduced spending on nearly all categories. We expect to see another 3-5% reduction in the next fiscal quarter.

The year-over-year decline in General and Administrative expenses for both the quarter and six months recently ended was overwhelmingly due to the reduction of Professional fees. Professional fees in the quarter and six months just ended declined $194,000 and $280,000, respectively from the levels in the previous year. This was the result of two factors. First, legal expenses declined dramatically as a result of settling a legal claim in December 2002. Second, auditing expenses declined as a result of the Company changing its outside auditor in the third fiscal quarter of last year.

Non-Operating Expense Analysis

The Company's Non-Operating Expenses consist of two types.

First, the Company incurs Other Interest Expense. This is interest expense not directly associated with the Company's mortgage lending activities (warehouse loans). It results largely from two obligations. First, the subordinated debt the Company has incurred to bolster its capital base accounted for approximately $77,000 of quarterly interest expense. Subsequent to the end of the second fiscal quarter, the Company repaid $500,000 of subordinated debt. As a result, and absent any other repayments or subordinated debt refinancing, the quarterly interest expense from subordinated debt will decline approximately $19,000.

Second, the obligation related to an acquisition the Company made in 1999, accounted for approximately $32,000 of quarterly interest expense. By contract, this latter obligation (principal and accrued interest) will be repaid no later than sometime in the fourth calendar quarter of 2004. As a result, this particular interest expense will decline at an accelerating rate over the next four quarters.

The second part of the Company's Non-Operating Expense is labeled "Other Income/Expense". It consists almost entirely of non-cash charges or credits that derive from the application of Statement of Financial Accounting Standard Number 133 relating to the accounting for mortgage loan derivative instruments. This figure will be either positive or negative from quarter to (consecutive) quarter, principally based upon whether or not the Company's locked mortgage pipeline (mortgages where the Company has committed, or locked in, to a buyer to fund a mortgage for a specific amount at a specific rate) rises or falls from the immediately preceding quarter.

In the quarter just ended, there was a negative adjustment to this SFAS 133 asset of approximately $163,000. This reflects the fact that the Company's locked pipeline decreased in size at October 31, 2003, compared to what it was at July 31, 2003. This charge contrasts to a gain of approximately $185,000 the Company experienced in the second fiscal quarter a year ago. Accordingly, the Company's Income Before Taxes suffered by approximately $348,000 in the year-over-year comparisons as a result of the application of SFAS 133.


Liquidity and Capital Resources

Our operations are funded through internally generated funds with warehouse lines of credit (as set forth below) providing the funding necessary to fund mortgage loans pending the mortgage loan's resale to investors. Our unrestricted cash position for the six months ended October 31, 2003, increased by $1,119,170. The most significant factors affecting that cash flow are summarized below.

Operational cash flows for the six months ended October 31, 2003.

With the exception of income taxes payable and non-cash accruals, including depreciation, the cash effect reflected in the Company's statement of operations is usually realized within 30 days of the close of the accounting period.

Accordingly, by adding depreciation of $53,070, the provision for early payoff penalties of $70,000 and the accrual of $230,900 in expense for the net change in fair market value of financial derivatives (an accrual that does not have a cash effect), to net income of $994,463, the Company realized $1,348,433 in cash from operations for the six month period ended October 31, 2003.

Offsetting this $1,348,433 increase in cash are reductions in interest payable, accounts payable and accrued liabilities and the acquisition of other assets for a total of $374,179 use of cash.

Cash flows related to mortgage loan financing activities.

Our mortgage loans are funded through traditional warehouse facilities as well as Master Sale Agreements. When we fund a loan utilizing Master Sales Agreement facilities, the loan is considered sold to the lending facility, and the asset and liability related to loans funded in this manner do not appear on the Company's balance sheet. Borrowings on the traditional warehouse facilities do appear on the Company's balance sheet. For the six months ended October 31, 2003, we decreased our usage of these facilities by $123,658. Offsetting this consumption of cash was a reduction in receivables from mortgage loans the Company owns of $842,621. When all of these items are netted together, we generated $718,963 in cash from our mortgage loan financing activities for the six months ended October 31, 2003.

At October 31, 2003, we maintained an aggregate of $2,600,000 in cash deposits with institutions providing our warehouse lines of credit, whether pursuant to Master Sales Agreements or traditional warehouse facilities. This total appears as restricted cash on our balance sheet. Subsequent to October 31, 2003, this amount was reduced by $600,000 and as of November 30, 2003, the aggregate amount of restricted cash was $2,000,000.

Cash flows related to debt payment

In December 2002, we settled certain litigation related to our acquisition of LRS, Inc. The settlement requires us to pay the former principals of that entity $100,000 per month. Six payments were made in the fiscal year to date period ended October 31, 2003. At October 31, 2003, the Company owed $1,192,158 on this obligation (principal plus accrued interest).

In addition, in fiscal 2004 a total of $500,000 of our 15% subordinated debt matures, of which $200,000 was refinanced in the six months ended October 31, 2003 on the same terms as previously. Subsequent to October 31, 2003, we paid down $500,000 of the total outstanding subordinated debt before it was legally due as requested by the note holder. Outstanding subordinated debt was thereby reduced to $1,547,000, and annual interest expense was reduced by $75,000.

Summary of Financing Facilities

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements and traditional warehouse lines of credit ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's prior operating losses eroded its net worth and cash position, which has made it more difficult to obtain adequate financing facilities at favorable rates as needed to support further business expansion. As of October 31, 2003, the Company had a total of five financing facilities for a maximum financing capacity of up to $114.5 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.6 million. As of October 31, 2003, the Company was in compliance with all financial and operational covenants. The agreements are renewable on an annual basis, subject to the lenders` evaluation of the Company's financial position at that time. However, despite the fact that the agreements are for a year at a time, other provisions included in the agreements give both the lender and the Company the right to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination were to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO, and Maria Kristul, President, have both personally guaranteed the three facilities in place at October 31, 2003. The Company believes that its relationships with its existing lenders is satisfactory at the current time.

The level of financing facilities the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, it can expect a $12 to $20 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $12 to $20. Given the improvement in the Company's results over the past year, management was able to renegotiate the interest rates it pays on one significant facility, lowering the rate paid by 1.50%, or 150 basis points, effective August 1, 2003. The Company will negotiate for more favorable terms from its other lenders, as well as seek to obtain other financing facilities at favorable rates. Given the lower level of current fundings, the Company has reduced the committed amount under one facility and is in the process of eliminating two others. The Company continues to review its existing facilities in an ongoing attempt to improve net interest income (expense), which has been a significant contributor to prior years' operating losses.

The Company's overall funding strategy is to use committed facilities, summarized as of October 31, 2003:

                             Committed      Outstanding        Required      Interest Rate
Type of Facility               Facility        Balance       Cash Deposit    October 31, 2003    Maturity
----------------             -------------  ------------     ------------    ----------------    --------

Master sales agreement (1)   $ 40,000,000    $ 3,330,488     $ 1,000,000        5.00%(2)         Annual or 30 days notice
Master sales agreement (1)     25,000,000      1,100,972       1,500,000        3.87%(3)         Annual or 30 days notice
Master sales agreement (1)     20,000,000      8,689,282         100,000        3.56%(4)         Annual or 30 days notice
Warehouse line of credit (5)   20,000,000      6,582,610               -        5.00%(2)         On demand
Warehouse line of credit (6)    9,500,000              -               -        N/A(6)           On demand
                               -----------   -----------     -----------        ------

Totals                       $114,500,000    $19,703,352     $ 2,600,000
                             ============    ===========     ===========



(1) The Company accounts for the loans underlying these facilities as sold as of October 31, 2003. Thus, only the loans related to the warehouse line of credit appear on the balance sheet. See Footnote 3 in the audited financial statements for additional discussion about these facilities.
(2) The contractual interest rate on these facilities is 5.00% or Prime plus 1.00%, whichever is greater.
(3) The contractual interest rate on this facility is the greater of LIBOR or the Fed Funds rate plus 2.75%.
(4) The contractual interest rate on this facility is the greater of LIBOR plus a margin ranging from 2.25% to 2.75%.
(5)  The Company is in the process of closing this line altogether.
(6) The contractual interest rate on this facility is one month LIBOR plus a margin ranging from 4.43% to 5.43%. The Company is in the process of closing this line altogether. The formerly required cash collateral deposit of $150,000 was returned to us in the quarter ended October 31, 2003.

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                            October 31,            April 30,
                                               2003                  2003
                                            ----------------   ----------------

Commitments to extend credit                $ 39,739,825       $  90,722,206
Mandatory forward delivery commitments         6,000,000          16,000,000


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


ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of the Company's most recent evaluation of internal controls.

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

            NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 2003, the registrant held its annual meeting of stockholders. At the meeting, all of the directors were reelected. The following table sets forth the votes in that election:

        Name                          For             Against           Abstain

        Joseph Kristul               4,998,609        48,050                 0
        Maria Kristul                4,998,609        48,050                 0
        Robert Forrester             4,999,109        47,550                 0
        Alex Rotzang                 4,999,109        47,550                 0
        Peter Gaskins                4,999,109        47,550                 0
        Paul Garrigues               4,999,109        47,550                 0

The stockholders ratified the grant of a stock option to Joseph Kristul. The vote was as follows:

                                      For             Against           Abstain
                                     4,874,513        163,537            8,609

The stock holders ratified the appointment of Burr, Pilger & Mayer LLP. The vote was as follows:
                                      For             Against           Abstain
                                     5,002,875         40,500            3,284

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Transnational Financial Network, Inc.

Date: December 4, 2003             /s/ Joseph Kristul
      ----------------             ---------------------------------------
                                   Joseph Kristul, Chief Executive Officer


Date: December 4, 2003             /s/ Katey Carroll
      ----------------             ---------------------------------------
                                   Katey Carroll
                                   Chief Financial Officer