Form 10QSB
period 2004-01-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2004-03-16
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended January 31, 2004

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

                                 (415) 242-7800
                        -------------------------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 8, 2004: 6,827,640

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                          Report On Form 10-QSB For The
                         Quarter Ended January 31, 2004

                                      INDEX




PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER

Item 1.  Financial Statements:

         Condensed Balance Sheets as of January 31, 2004
                (Unaudited) and April 30, 2003 ..............................2

         Unaudited Condensed Statements of Operations for the
              Three and Nine Months Ended January 31, 2004 and 2003..........3

         Unaudited Condensed Statements of Cash Flows for the
              Nine Months Ended January 31, 2004 and 2003....................4

         Notes to Condensed Financial Statements.............................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................10

Item 3.  Controls and Procedures  ..........................................21


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................22

Item 6.  Exhibits and Reports on Form 8-K...................................22


Signatures..................................................................23

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS
                               -----------------


                            ASSETS                                                         JANUARY 31,           APRIL 30,
                                                                                             2004                  2003
                                                                                             ----                  ----
                                                                                          (unaudited)

  Cash and cash equivalents, unrestricted                                                $   2,387,816        $  1,847,996
  Restricted cash                                                                            2,000,000           2,650,000
  Short-term mortgage related accounts receivable                                              710,467           1,210,885
  Mortgage loans held for sale                                                                 212,488           1,146,049
  Fair value of derivative financial instruments                                               326,500             559,300
  Property and equipment, net                                                                  153,819             170,090
  Other assets                                                                                 140,783             164,008
  Goodwill                                                                                   5,022,065           4,933,847
                                                                                             ---------           ---------

         Total assets                                                                    $  10,953,938        $ 12,682,175
                                                                                         =============        ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

  Warehouse lines of credit                                                              $           -        $    789,445
  Accrued interest payable                                                                      28,310              60,069
Accounts payable and accrued liabilities                                                       624,105             937,934
  Settlement payable                                                                           919,273           1,626,497
  Capital lease obligations                                                                     27,065              41,664
  Subordinated debt                                                                          1,112,000           2,047,000
                                                                                         -------------        ------------

          Total liabilities                                                                  2,710,753           5,502,609
                                                                                         -------------        ------------


Stockholders' equity:
  Preferred stock, no par value: 2,000,000 shares authorized; no shares
         issued or outstanding                                                                       -                   -
  Common stock, no par value: 20,000,000 shares authorized;
         6,825,556 and 6,760,181 shares issued and outstanding
         at January 31, 2004 and April 30, 2003, respectively.                              13,492,597          13,456,182
Accumulated deficit                                                                         (5,249,412)         (6,276,616)
                                                                                         --------------       -------------

         Total stockholders' equity                                                          8,243,185           7,179,566
                                                                                         -------------        ------------


         Total liabilities and stockholders' equity                                      $  10,953,938        $ 12,682,175
                                                                                         =============        ============




         See accompanying notes to these condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                            -------------------


                                                                             For the Three                     For the Nine
                                                                       Months Ended January 31,           Months Ended January 31,
                                                                       ------------------------           ------------------------
                                                                         2004               2003             2004            2003
                                                                      (unaudited)        (unaudited)      (unaudited)    (unaudited)
         Revenue:
           Net gain from sale of loans                               $ 1,438,553       $ 1,995,895      $ 5,520,706     $ 4,271,776
           Production income                                           1,495,656         3,674,158        7,640,815      10,669,875
           Other income                                                   21,309            18,917           54,107         111,391
                                                                     -----------       -----------       ----------     -----------

                  Total revenue                                        2,955,518         5,688,970       13,215,628      15,053,042
                                                                     -----------       -----------       ----------     -----------

         Direct expenses:
           Commissions and production incentives                         893,245         2,273,723        4,735,862       6,764,400
           Production expense                                            225,074           481,044        1,025,531       1,212,569
           Pair-off fees                                                   4,149            20,386           (4,987)         20,386
           Early loan payoff penalties                                    30,000            90,000          100,000         270,000
                                                                     -----------       -----------       ----------     -----------

                  Total direct expenses                                1,152,468         2,865,153        5,856,406       8,267,355
                                                                     -----------       -----------       ----------     -----------

         Interest income (expense):
           Interest income from loans in warehouse                       243,702           735,952          959,174       1,536,246
           Interest expense on warehouse financing                      (217,443)         (841,289)      (1,059,133)     (1,731,594)
                                                                     ------------      ------------      -----------    -----------

                  Net interest income (expense)                           26,259          (105,337)         (99,959)       (195,348)
                                                                     -----------       ------------      -----------    -----------

         Gross profit on mortgage activities                           1,829,309         2,718,480        7,259,263       6,590,339
                                                                     -----------       -----------       ----------     -----------

         Indirect expenses:
           Salaries and benefits                                       1,024,971         1,211,064        3,371,285       3,359,175
           General and administrative                                    480,660           818,259        1,620,025       2,140,454
           Occupancy                                                     171,799           179,526          526,085         580,793
           Depreciation and amortization                                  22,271            23,964           75,341          70,500
                                                                     -----------       -----------       ----------     -----------

                  Total indirect expenses                              1,699,701         2,232,813        5,592,736       6,150,922
                                                                     -----------       -----------       ----------     -----------

                  Operating income                                       129,608           485,667        1,666,527         439,417
                                                                     -----------       -----------       ----------     -----------

         Nonoperating income (expense):
           Other interest expense                                        (89,469)          (99,435)        (335,258)       (268,434)
           Other income (expense)                                         (1,900)         (151,600)        (232,800)        134,803
                                                                     ------------      ------------      -----------    -----------

                  Total nonoperating (expense)                           (91,369)         (251,035)        (568,058)       (133,631)
                                                                     ------------      ------------      -----------    -----------

                  Income before income taxes                              38,239           234,632        1,098,469         305,786

         Income tax provision                                              5,498                 -           71,265               -
                                                                     -----------       -----------       ----------     -----------

                  Net income                                         $    32,741       $   234,632      $ 1,027,204     $   305,786
                                                                     ===========       ===========      ===========     ===========

         Net income per share
             Basic                                                   $      0.00       $      0.03      $      0.15     $      0.05
             Diluted                                                 $      0.00       $      0.03      $      0.15     $      0.04

         Weighted averages shares outstanding
             Basic                                                     6,768,289         6,760,181        6,786,402       6,760,181
             Diluted                                                   7,038,979         6,770,125        7,036,605       6,825,987








         See accompanying notes to these condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                               ------------------

                                                                                                          For the Nine
                                                                                                    Months Ended January 31,
                                                                                                  ----------------------------
                                                                                                      2004            2003
                                                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
Net income                                                                                      $   1,027,204     $    305,786
   Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
     Depreciation and amortization                                                                     75,341           70,500
     Net change in fair market value of financial derivatives                                         232,800                -
     Net change in provision for early payoff penalties                                                 9,532          270,000
   Net effect of changes in assets and liabilities:
     Other assets                                                                                      13,693         (686,819)
     Accrued interest payable                                                                         (31,759)          89,023
     Accounts payable and accrued liabilities                                                        (313,829)         135,586

   Net effect of changes in mortgage loans activity:
     Mortgage related short-term accounts receivable                                                  500,418                -
     Mortgage loans originated for sale                                                          (483,624,708)    (468,108,767)
     Mortgage loans proceeds from sale                                                            484,558,269      459,600,523
                                                                                                  -----------      -----------

         Net cash provided by (used in) operating activities                                        2,446,961       (8,324,168)
                                                                                                -------------     -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                                (59,070)         (67,472)
   Decrease in restricted cash                                                                        650,000                -
                                                                                                -------------     ------------

         Net cash provided by (used in) investing activities                                          590,930          (67,472)
                                                                                                -------------     -------------

Cash flows from financing activities:
     Warehouse notes payable-net borrowings                                                          (789,445)       8,304,918
     Payments on settlement payable                                                                  (795,442)        (185,000)
   Proceeds from stock option exercises                                                                46,384                -
   Payments on capital lease obligations                                                              (14,599)         (13,891)
   Issuances of subordinated debt                                                                           -        1,052,000
   Payments on subordinated debt                                                                     (935,000)        (962,000)
   Common stock repurchased                                                                            (9,969)               -
                                                                                                --------------    ------------

         Net cash (used in)  provided by financing activities                                      (2,498,071)       8,196,027
                                                                                                -------------     ------------


Net increase (decrease) in cash and cash equivalents, unrestricted                                    539,820         (195,613)
                                                                                                -------------     ------------


Cash and cash equivalents, unrestricted, beginning of period                                        1,847,996        4,076,422
                                                                                                -------------     ------------


Cash and cash equivalents, unrestricted, end of period                                          $   2,387,816     $  3,880,809
                                                                                                =============     ============

Cash paid during the period for:
     Interest                                                                                   $   1,354,199     $  2,039,563
     Income taxes                                                                                     148,821                -

Schedule of non-cash investing and financing activities:
   Property and equipment acquired with capital leases                                          $           -     $     42,389
   Increase in goodwill and settlement payable                                                         88,218        1,625,267



See accompanying notes to these condensed financial statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




     NOTE 1       General

     The accompanying condensed financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three and nine month periods ended January 31, 2004 and 2003, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The April 30, 2003 condensed consolidated balance sheet is derived from the audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2003.

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position as of January 31, 2004 and the results of our operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The results of operations of the Company for the three and nine months ended January 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     NOTE 2       Summary of Significant Accounting Policies

     Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the depreciable lives of assets, the valuations of derivative instruments, goodwill and income tax net operating loss carryforwards. Actual results could differ from those estimates.

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

     Reclassifications - Certain amounts in the April 30, 2003 balance sheet have been reclassified to conform to the presentation for the period ended January 31, 2004.

     Stock-Based Compensation - The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these financial statements and accompanying footnotes.

     The following table illustrates the effect on net income that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (continued)


                                                     Quarter Ended                         Nine Months Ended
                                              -----------------------------        --------------------------------
                                                  January 31,     January 31,        January 31,       January 31,
                                                     2004            2003               2004              2003
                                                     ----            ----               ----              ----
Net income:
   As reported                                   $    32,741    $   234,632         $ 1,027,204      $   305,786
   Pro forma                                     $   (23,763)   $   165,819         $   873,925      $    86,959

Basic income per common share:
   As reported                                   $      0.00    $      0.03         $      0.15      $      0.05
   Pro forma                                     $      0.00    $      0.02         $      0.13      $      0.01

Diluted income per common share:
   As reported                                   $      0.00    $      0.03         $      0.15      $      0.04
   Pro forma                                     $      0.00    $      0.02         $      0.12      $      0.01



     There were 100,000 and 50,000 option grants during the quarter ended January 31, 2004 and 2003, respectively. The fair values of the stock options granted during the quarters ended January 31, 2004 and 2003 were estimated to be $0.93 and $0.17, respectively. These fair values were determined as of the date of grant, using the following assumptions:

                               Quarter Ended January     Quarter Ended January
                                   31, 2004                 31, 2003

       Annual Dividend                   0%                       0%
       Volatility                     139.06%                   109.29%
       Risk Free Interest Rate          3.15%                     3.05%
       Average Expected Life            5                         5

     New Accounting Pronouncement - In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 provides the SEC's interpretation of the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Specifically, SAB 105 provides guidance related to the recognition of servicing assets, the recognition of internally-developed intangible assets such as customer relationship intangible assets, and the related disclosures of loan commitments accounted for as derivative instruments. SAB 105 is required to be applied to loan commitments accounted for as derivatives entered into after March 31, 2004. The Company will adopt SAB 105 beginning on April 1, 2004. The adoption of SAB 105 is expected to result in a non-cash charge to income of approximately $324,000 during the quarter ended April 30, 2004.

     NOTE 3       Financing Facilities

     As of January 31, 2004, the Company had a maximum mortgage loan financing capacity of $75,000,000 as described below.

         A. Warehouse Lines Of Credit

         The Company maintained two revolving warehouse lines of credit with a combined borrowing capacity of $29,500,000 to fund mortgage loan originations. In order to reduce our borrowing costs, we terminated these warehouse lines of credit during the quarter ended January 31, 2004. One of the lines was not used during the quarter ended January 31, 2004. The second line had a maximum capacity of $20,000,000, and provided for interest at Prime plus 1.00%, for an average rate of 5.17%. This line was used during November 2003 and then subsequently discontinued during the quarter ended January 31, 2004.

         B. Master Sale Agreements

         The Company maintained three master sale agreements. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

         In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the fiscal periods ended January 31, 2004 and 2003, the Company was required to make repurchases of certain loans in the amount of $29,762 and $140,286, respectively. These loans are included in mortgage loans held for sale in the balance sheet.

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

         I. The first Master Sale Agreement provides a credit facility of $30,000,000 as of January 31, 2004. Under this arrangement, an additional bulge capacity of $10,000,000 is available if needed, bringing the total capacity under this arrangement to $40,000,000. The Company has not used this interim bulge capacity to date. Interest on the $30,000,000 portion of the line is at Prime Rate plus 1.0%, or 5.00%, whichever is higher. Prime was 4.00% at January 31, 2004. Interest on the remaining $10,000,000 of the line is 0.05% higher than that charged on the $30,000,000 portion. The rate paid by the Company on this line as of January 31, 2004 was 5.00%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the condensed balance sheets.

         II. The second Master Sale Agreement provides a credit facility of $15,000,000 as of January 31, 2004. Interest on the facility is the greater of LIBOR or the Federal Funds rate plus 2.75%. The rate paid by the Company on this line as of January 31, 2004 was 3.85%. The Company was required to maintain an interest bearing cash collateral deposit with this lender of $900,000, which has been included as restricted cash in the condensed balance sheets.

         III. The third Master Sale Agreement provides a credit facility of $20,000,000 as of January 31, 2004. Interest on the facility is at LIBOR plus a margin ranging from 2.25% to 2.75%. The rate paid by the Company on this line as of January 31, 2004 was 3.50%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the condensed balance sheets.

               These three Master Sale Agreements are for each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

               The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of January 31, 2004, the Company was not in compliance with one of the financial covenants of one of its facilities, but was back in compliance on February 29, 2004. The CEO and the President of the Company have both personally guaranteed the above financing facilities.


     NOTE 4       Goodwill

     Goodwill resulted from the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999 and the related purchase agreement contained an earn-out provision. The increase in goodwill from April 30, 2003 to January 31, 2004 of $88,218 arises from the additional purchase consideration related to the earn-out payments.

     In accordance with SFAS 142, Accounting for Goodwill and Other Intangible Assets, the Company evaluated goodwill as of January 31, 2004 and determined that no impairment had arisen as of that date.

     NOTE 5       Subordinated Debt

     All subordinated debt bears interest at 15% and has maturity dates ranging from March 31, 2004 to April 30, 2006. Subordinated debt interest expense was $206,750 and $224,960 during the nine months ended January 31, 2004 and 2003, respectively.

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

     NOTE 7       Stock Option Programs and Warrants to Purchase Common Stock

     As of January 31, 2004, the Company had options outstanding as described below.

     In March 1999, four Directors of the Company were granted 240,000 non-qualifying options to purchase common stock at an exercise price of $7.50 per share. The options were vested on the grant date and expire in March 2009. Of the total grant, 160,000 options may be exercised only in the event of a change in control as defined in the option agreement. There are no forfeiture provisions associated with the options granted. Accordingly, the options granted to three of the four directors who subsequently resigned remain outstanding until they are exercised or expire.

     The Company has two incentive stock option plans: The 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees, which replaced the 1998 Plan in February, 2000.

     Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of January 31, 2004, there were a total of 51,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option.

     Under the 2000 Plan, a total of 750,000 shares were initially reserved. The options typically vest over four to five years. As of January 31, 2004, there were 876,004 options outstanding under the 2000 Plan. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares. Accordingly, the following is a rollforward of the share reserve limit through January 31, 2004:

                                                  Number of Options
        Initially Reserved                                  750,000
        January 1, 2001                                     171,172
        January 1, 2002                                     205,503
        January 1, 2003                                     270,407
        January 1, 2004                                     272,640
                                                            -------
        Reserve amount at January 31, 2004                1,669,722
                                                          =========

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

     In January 2004, the Board of Directors of the Company unanimously granted to Jack Thrift, its Chief Financial Officer, an option to purchase 100,000 shares of the Company's common stock at a price of $1.05 per share. This option has a 10 year life and only vests if there is a change in control (as defined).

     The table below summarizes aggregate activity for all options programs for the fiscal period ended January 31, 2004:

                                  All Programs
                             ---------------------
                                                                        Weighted
                                                                         Average
                                                              Stock     Exercise
                                                             Options       Price
                                                          ----------     -------
       Outstanding at November 1, 2003:                   1,486,254       $2.13
          Options granted                                   100,000        1.05
          Options forfeited                                 (94,583)       0.30
          Options exercised                                 (24,667)       0.47
                                                            --------

       Outstanding at January 31, 2004                    1,467,004       $2.20
                                                          ---------


     As of January 31, 2004, there were 53,000 warrants to purchase shares of the Company's common stock, which are not included in the above table. The exercise prices of the warrants ranged from $0.55 to $7.50.

     NOTE 8       Basic and Diluted Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three months ended January 31, 2004 and 2003, the effect of including potentially dilutive securities in the calculation of diluted net income per share decreased basic earnings per share by $0.00 and $0.00 per share, respectively. For the nine months ended January 31, 2004 and 2003, the effect of including potentially dilutive securities in the calculation of diluted net income per share decreased basic earnings by $0.00 and $0.01 per share, respectively. Potentially dilutive securities were 906,780 and 848,135 as of January 31, 2004 and 2003, respectively.

     NOTE  9      Fair Value of Financial Instruments

     A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of January 31, 2004 and April 30, 2003, including financial instruments whose contract amount represents credit risk only is as follows:

                                       January 31, 2004        April 30, 2003
                                       ----------------        --------------

Commitments to extend credit           $     38,167,407        $    90,722,206
Mandatory forward delivery commitments        5,000,000             16,000,000


     Commitments to extend credit are contractual agreements entered into with customers to fund mortgage loans, which remain in effect as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash outlay requirements. The fair value of these contracts included in the condensed balance sheets was $326,500 and $601,000 at January 31, 2004 and April 30, 2003, respectively.

     The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement. If the Company cannot deliver the agreed-upon loans into the commitment by the expiration date, the Company is subject to a financial penalty ("pair-off fee"). The fair value of these contracts included in the condensed balance sheets was $0 and $(41,700) as of January 31, 2004 and April 30, 2003, respectively.


     NOTE  10     Subsequent Event

     Subsequent to January 31, 2004 and through February 29, 2004, the Company repaid 15% notes payable in the amount of $350,000 and issued new 10% subordinated debt for total proceeds of $750,000, thereby subsequently increasing the amount of subordinated debt outstanding from $1,112,000 to $1,512,000 as of January 31, 2004 and February 29, 2004, respectively. Additionally, the Company subsequently refinanced $250,000 of its previously outstanding 15% notes payable for 10% subordinated debt, effective April 1, 2004.

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

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains Net Branches in association with local mortgage brokerage companies. The purpose of the Net Branch relationship is for the brokerage to send its loan production to the Company, and for the Company, in return, to provide loan processing, accounting and payroll services to them. The legal form of the relationship requires that their revenues and expenses be included in the Company's income statement. However, there is no impact on net income since any profits are returned to the owner of the Net Branch. Conversely, if there are losses, the owner of the Net Branch must reimburse the Company. The Net Branches are a vehicle, operating under the Company's California Real Estate License, to capture more mortgage loan flow for its wholesale operations. Since these Net Branches are independently owned, they have not historically maintained their affiliations with fully licensed mortgage bankers on a long-term basis. As of January 31, 2004, the Company had a relationship with a Net Branch in San Diego, California. The Company expects to continue its policy of adding and subtracting Net Branches from its branch network on an opportunistic basis in the future.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Moreno Valley, and Tustin, California, as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

The Company's loan production and results of operations are affected by mortgage interest rates, with origination volumes increasing in periods of declining interest rates, and declining during periods of increasing interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. Interest rate increases also cause mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan is for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of variable rate mortgage loans, that is, mortgage loans that have interest rates that frequently change and, consequently, have lower initial interest rates than those charged on longer term fixed interest rate mortgage loans.

To diminish the overall effects of a variable interest rate market, the Company has employed other measures to stabilize business. These measures include offering a broad range of products, delivering mortgages to the secondary market in volume packages, and expanding both the nature and scope of mortgage originations. Wholesale operations are centralized in two regional centers for both conventional and government programs to provide greater economic efficiency. Nonetheless, the Company's origination volume trends have been and will continue to be heavily influenced by both the level and trend of interest rates.

During the last year, the Company has entered into forward delivery commitments with secondary mortgage market buyers. Within these commitments, the Company agrees to deliver a specified dollar volume of mortgages during a set period, typically six months. In return for the Company agreeing to the forward delivery commitment, the secondary market buyer agrees to make a Forward Commitment Payout Fee to the Company. The Forward Commitment Payout Fee so negotiated is variable, based upon the type of mortgages delivered to the buyer, and varies between 1/8% and 3/8% of the dollar amount delivered. This Forward Payout Fee is contingent upon the following:

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

                      Transnational Financial Network, Inc.

                Condensed Statements of Operations and Production

                                   (Unaudited)


                                               For the Three Months Ended                         For the Nine Months Ended
                                               --------------------------                         -------------------------
                                                 January 31,  January 31,                 January 31,   January 31,
                                                        2004         2003  % Chng.               2004          2003   % Chng.
-----------------------------------------------------------------------------------------------------------------------------

Revenue:
    Net gain on sale of mortgages                $ 1,438,553  $ 1,995,895      -28%        $ 5,520,706  $ 4,271,776       29%
    Production revenue                             1,495,656    3,674,158      -59%          7,640,815   10,669,875      -28%
    Other revenue                                     21,309       18,917       13%             54,107      111,391      -51%
                                                 -----------  -----------                  -----------  -----------

    Total revenue                                  2,955,518    5,688,970      -48%         13,215,628   15,053,042      -12%

Direct expense:
    Commission and production incentives             893,245    2,273,723      -61%          4,735,862    6,764,400      -30%
    Production expense                               225,074      481,044      -53%          1,025,531    1,212,569      -15%
    Pair-off fees                                      4,149       20,386      -80%             (4,987)      20,386     -124%
    Provision for early payoff penalties              30,000       90,000      -67%            100,000      270,000      -63%
                                                 -----------  -----------                  -----------  -----------

    Total direct expense                           1,152,468    2,865,153      -60%          5,856,406    8,267,355      -29%

Net interest income (expense)
    Interest income on loans in warehouse            243,702      735,952      -67%            959,174    1,536,246      -38%
    Interest expense on loans in warehouse          (217,443)    (841,289)     -74%         (1,059,133)  (1,731,594)      -39%
                                                 -----------  -----------                 ------------  -----------

    Net interest income                               26,259     (105,337)      nm             (99,959)    (195,348)     -49%
                                                 -----------  ------------                 -----------  -----------

Gross profit on mortgage activities                1,829,309    2,718,480      -33%          7,259,263    6,590,339       10%

Indirect expense

    Salaries and benefits                          1,024,971    1,211,064      -15%          3,371,285    3,359,175        0%
    General                                          480,660      818,259      -41%          1,620,025    2,140,454      -24%
    Occupancy                                        171,799      179,526       -4%            526,085      580,793       -9%
    Depreciation                                      22,271       23,964       -7%             75,341       70,500        7%
                                                 -----------  -----------                  -----------  -----------

    Total indirect expense                         1,699,701    2,232,813      -24%          5,592,736    6,150,922       -9%
                                                 -----------  -----------                  -----------  -----------

    Operating income                                 129,608      485,667      -73%          1,666,527      439,417      279%

Non-operating income (expense):
    Other interest expense                           (89,469)     (99,435)     -10%           (335,258)    (268,434)      25%
    Other income (expense), including
     SFAS 133 adjustment                              (1,900)    (151,600)     -99%           (232,800)     134,803     -273%
                                                 ------------ ------------                 -----------  -----------

    Total non-operating income (expense)             (91,369)    (251,035)     -64%           (568,058)    (133,631)     325%
                                                 ------------ ------------                 -----------  -----------

Income before taxes                                   38,239      234,632      -84%          1,098,469      305,786      259%

Provision for income taxes                             5,498            -       nm              71,265            -        nm
                                                 -----------  -----------                  -----------  -----------

                       Net income                $    32,741  $   234,632      -86%        $ 1,027,204  $   305,786      236%
                                                 ===========  ===========                  ===========  ===========


Production ($ millions):
Wholesale                                        $       103  $       197      -48%        $       485  $       471        3%
Retail                                                    88          242      -64%                487          700      -30%
                                                 -----------  -----------                  -----------  -----------
    Total production                             $       191  $       439      -57%        $       972  $     1,171      -17%

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                                              Origination Volumes
                                                                  ($ millions)

Fiscal Quarter Ended     1-31-04   10-31-03    7-31-03   4-30-03    1-31-03  10-31-02  7-31-02   3-31-02   12-31-01
                         -------   --------    -------   -------    -------  --------  -------   -------   --------

Wholesale                $  103    $  135      $ 247     $   194    $  197   $   179   $    95   $   116   $  195
Retail                       88       183        216         247       242       253       205       172      202
                         ------    ------      -----     -------    ------   -------   -------   -------   ------

Total                    $  191    $  318      $ 463     $   441    $  439   $   432   $   300   $   288   $  397
                         ======    ======      =====     =======    ======   =======   =======   =======   ======


QUARTER AND NINE MONTHS ENDED JANUARY 31, 2004 COMPARED TO QUARTER AND NINE MONTHS ENDED JANUARY 31, 2003

Introduction

While appearing generally positive, the year-over-year revenue and profit comparisons for the nine months ending January 31st mask substantially divergent trends.

During the first three quarters of fiscal 2003, the Company was experiencing internally-based accelerating wholesale loan production, coming off the reorganization of its wholesale account executive organization at the beginning of calendar 2002. This acceleration was compounded on both the wholesale and retail sides of our business by the industry-wide boom in mortgage applications.

In sharp contrast, the industry trends in the Company's first three quarters of the current fiscal year moved in diametrically opposite directions. During the first quarter, we, like the industry as a whole, experienced the benefits of the highest industry-wide mortgage application rates in recorded history. During our second and third fiscal quarters, however, and responding to the increase in mortgage rates that began late in the first fiscal quarter, we, like the industry, saw a dramatic fall-off in our loan production. This cyclical fall-off was magnified in the recently ended quarter by seasonal factors. In the absence of rapidly declining interest rates, such as we saw in the third fiscal quarter of last year, we normally experience a temporary weakening of mortgage applications and associated fundings in our third fiscal quarter. We attribute this to the effects of the Thanksgiving and Christmas holidays which focus many borrowers' attention elsewhere.

Our wholesale production declined 45% in the second quarter from the first quarter, and declined a further 24% in the third quarter from the second quarter, thus declining a total of 58% from the peak of the first quarter to what appears to be the trough of the third fiscal quarter. The peak in our retail production was in the fourth fiscal quarter of last year, and quarterly production declined a total of 64% from the peak to the level shown in the most recently ended quarter.

Revenue Analysis

Total revenues for the fiscal quarter ended January 31, 2004 decreased 48% to $3.0 million from $5.7 million in the year earlier period. The decline in revenues was less than the 56% decline in our loan production due to the recognition of a total of $335,161 in Forward Payout Fees during the recently ended quarter. The bulk of these fees were for completing $73 million of a $100 million forward delivery contract that was completed after January 31, 2004. The balance of this contract was completed in February and a minimum of $101,250 of Forward Commitment Payout Fees associated with this contract will be recognized in our fourth fiscal quarter.

Had these Forward Commitment Payout Fees not been received, revenues would have declined 54% in the year-over-year comparisons, or approximately the same as the decline in our total loan production.

Total revenues for the nine months ended January 31, 2004 declined 12% from the year earlier period. There were two countervailing factors affecting the year-over-year comparisons. During the first fiscal quarter of 2003, our wholesale production experienced a trough that resulted from the restructuring of our account executive organization in early calendar 2002. At the other extreme, during this past first fiscal quarter, we experienced an absolute peak in wholesale loan production as a result of historically high loan refinancing in the mortgage industry. The magnitude of this swing is evident in the 29% increase in our Gain on Sale revenues and 39% increase in wholesale loan production in the year-over-year nine-month comparisons.

The year-over-year change in the Company's total revenues for the third fiscal quarter were subject to the following principal influences:

First, wholesale and retail loan originations declined 48% and 64% respectively. This reflects the dramatic downturn in industry-wide mortgage originations beginning in August of last year. The Company is taking steps to increase its wholesale loan production, including adding account executives and expanding its Net Branch relationships. However, these steps occurred late in the second quarter and into the third quarter. Furthermore, interest rates were relatively stable during our third quarter. As a result, there was no major impetus to action by borrowers, and our production was negatively affected by the traditional seasonal effects of the Thanksgiving and Christmas holiday periods in our recently ended quarter.

Second, the Company's Gain on Sale revenues (solely from its wholesale business) declined 28% in the third quarter from the year earlier period. In the absence of the $335,161 Forward Payout Fees previously mentioned, the Gain on Sale revenues would have declined by 45%, approximately the same rate at which our wholesale production declined.

Third, the Company's basic (before Forward Payout Fee) Gain on Sale of 107 basis points was 6% higher than in the like period a year ago.

Fourth, our Production Revenue declined 59%, approximately at the same rate as the decline in our overall production.

As shown in the table below, the Company has increased its Gain on Sale substantially over the last two years.

                                               Wholesale Gain on Sale
                                                   (Basis Points)

Fiscal Quarter Ending       1-31-04   10-31-03   7-31-03   04-30-03  01-31-03   10-31-02   7-31-02    3-31-02   12-31-01
                            -------   --------   -------   --------  --------   --------   -------    -------   --------

Gain On Sale                140       133        93        128       101        88         74         71        66


The Company's gain on sale margin peaked during three of the last four consecutive quarters. On balance, and excluding Forward Payout Fees, the Company has historically priced its products to achieve a 90-95 basis point margin. When interest rates are declining rapidly, as they were during the last half of the company's prior fiscal year, the Company's typical margin will increase temporarily to a level above the Company's operational target.

During the recently ended quarter the Company received net Forward Payout Fees of $335,161. In the absence of the receipt of these Forward Payout Fees , the Company's Gain on Sale for the third quarter of fiscal 2004 would have been 107 basis points. Similarly, the Company received net Forward Payout Fees of $528,000 and $428,000 in the second quarter of this fiscal year and the fourth quarter of the last fiscal year, respectively. In the absence of these fees, the Gain on Sale would have been 94 and 106 basis points, respectively.

In the current environment, the Company expects to continue to earn such Forward Commitment Payout Fees from time to time, but does not expect such Fees necessarily to occur at regular intervals within its fiscal quarterly reporting periods or necessarily be of the same orders of magnitude as the last three that were received. Furthermore, since the Fee levels are dependent upon achieving a targeted pull-through rate on a total forward delivery commitment, the Forward Payout Fee is not earned, nor can it be accrued for, until the forward delivery commitment is completed, and the actual pull-through rate is determined.

The Company continues to work to achieve these Forward Commitment Payout Fees, but achievement of them and the timing thereof will continue to be irregular. Furthermore, the Company is seeking to incorporate the Forward Payout Fees into its normal pricing structure with its secondary market buyers. To the extent that it is successful, it will see an increase in its basic gain on sale and a reduction in the receipt of the periodic Forward Payout Fees. Management believes that the 107 basis point basic (before Forward Commitment Payout Fees) gain on sale in the recently ended third quarter reflects positive progress it is making in incorporating these Forward Payout Fees into is normal pricing structure with its secondary market buyers.

Gross Profit Analysis

Gross Profits for the quarter just ended declined 33% from the year earlier period, a rate substantially less than the 48% decline in Total Revenue. In the absence of the receipt of the Forward Commitment Payout Fees in this year's third quarter, Gross Profits would have declined 45%, or approximately at the same rate as revenues.

Gross profits for the nine months ended January 31, 2004 increased 10% from the like period a year ago. Again, this is largely due to the countervailing factors experienced in our wholesale business in the first quarter of this year when compared to the first quarter of a year ago. We experienced very strong wholesale production, along with the attendant strong gross profitability, in the first fiscal quarter this year. In contrast, we experienced just the reverse in the first fiscal quarter last year.

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

As previously discussed, the Company's gross margins in the recently ended quarter, the second fiscal quarter of this year and the fourth fiscal quarter of last year were enhanced by the receipt of Forward Commitment Payout Fees. In the absence of these Fees, the Company's gross margin for the recently ended quarter would have been approximately 50.6%, 47.5% in the second fiscal quarter of this year, and 50% in the fourth fiscal quarter of last year.

                           Gross Profit Margin Trends

Fiscal Quarter Ending     1-31-04   10-31-03   7-31-03    4-30-03   1-31-03   10-31-02    7-31-02    3-31-02  12-31-01
---------------------     -------   --------   -------    -------   -------   --------    -------    -------  --------
Gross Profit Margin       61.9%     53.7%      52.3%      53.8%     47.1%     43.9%       38.8%      45.7%    58.5%


The gross margin variability in the last four quarters principally reflects the following three factors:

First, the Company's wholesale originations have higher gross profitability than retail mortgage originations. Hence, relatively small changes in our total wholesale originations, as percentage of our total originations, will have a larger impact on our corporate-wide gross margin. As shown earlier, the percentage of our total originations coming from the wholesale side of our business increased from 40% in the nine months ending January 31, 2003 to 50% in the nine months ended January 31, 2004. This effect has been magnified in the recently ended second and third fiscal quarters, as well as in the fourth fiscal quarter of last year by the receipt of the Forward Commitment Payout Fees, previously mentioned.

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

Third, Net Warehouse Interest Expense in the quarter, changed from a net negative expense of $105,337 in fiscal 2003 to a positive net interest income of $26,259 in fiscal 2004, a swing of $131,596. Interest Expense declined disproportionately as a result of better financing terms on both new warehouse lines and renegotiated older warehouse credit facilities. By the end of the recently ended quarter, the Company had shifted to having positive Net Interest Income on its loan financing activities.

The year-over-year shift in the third quarter to a Net Interest Income (from a net expense) contrasts sharply with the presence of a net interest expense for the full nine months of the current fiscal year. This disparity is the result of two factors. First, the changes in lending rates with our lenders only occurred during the recently ended second fiscal quarter. Hence, their effects were not felt in the prior quarters. Second, the peak of mortgage originations that occurred in our first fiscal quarter this year were all done with the prior, and less favorable, lending terms, thus exacerbating our warehouse borrowing expenses.

Indirect Expense Analysis

While aggregate Indirect Expenses declined 24% to $1.7 million in the quarter ended January 31, 2004 when compared to the like period a year earlier, they increased to 57.5% of revenues. This increase, as a percentage of revenues, is due to revenues declining faster than expenses. Notwithstanding the increase in our Indirect Expense ratio, total absolute spending on Indirect Expenses for the quarter just ended was approximately $100,000 lower than it was in the immediately preceding second fiscal quarter.

Indirect Expenses for the nine months ended January 31, 2004 declined 9% when compared to the like period a year earlier. Indirect Expenses peaked in the first fiscal quarter of this year as a result of spending that was needed to keep up with the surge in mortgage applications. This was reflected in most line items during that quarter.

                                               Indirect Expense and Components
                                                 (As a Percent of Revenues)

Fiscal Quarter Ending     1-31-04  10-31-03   7-31-03   4-30-03    1-31-03  10-31-02   7-31-02   3-31-02   12-31-01
---------------------     -----------------------------------------------------------------------------------------
Total Indirect Expenses    57.5%     40.5%     35.9%     33.6%      38.6%     38.9%     47.5%     52.7%      47.7%

Selected Components:
Salaries and Benefits      34.5%     24.7%     21.4%     19.0%      20.4%     21.1%     27.0%     34.7%      29.7%
General and Admin.         16.3%     11.4%     10.9%     11.3%      14.5%     13.6%     15.1%     12.1%       4.5%

While Salaries and Benefits increased as a percentage of revenues from both the like period a year ago and the preceding first and second fiscal quarters, we have taken substantial steps to reduce expenses. This is reflected in the 18% decline in Salaries and Benefits from the first fiscal quarter level and a 7% decline from the level shown in the immediately preceding second fiscal quarter. We do not expect to see further declines in this line item in the coming quarters.

The Company took aggressive action to reduce its General and Administrative expenses as origination volumes declined. This is reflected in the $152,000 reduction in the spending level of the first fiscal quarter, and the $23,000 reduction from the level of the second fiscal quarter. We do not expect to see a further reduction in the next fiscal quarter.

The year-over-year decline in General and Administrative expenses for both the quarter and nine months recently ended was magnified by a material reduction of Professional fees. Professional fees in the quarter and nine months just ended declined $133,183 and $358,634, respectively from the levels in the previous year. This was the result of two factors. First, legal expenses declined dramatically as a result of settling a legal claim in December 2002. Second, auditing expenses declined as a result of the Company changing its outside auditor in the third fiscal quarter of last year. The remainder of the reduction was spread across most expense categories, reflecting management's cost control efforts.

Non-Operating Expense Analysis

The Company's Non-Operating Expenses consist of two types.

First, the Company incurs Other Interest Expense. This is interest expense not directly associated with the Company's mortgage lending activities (warehouse loans). It results largely from two obligations. First, the subordinated debt the Company has incurred to bolster its capital base accounted for approximately $62,000 of quarterly interest expense. During the nine month period ended January 31, 2004, the Company repaid $935,000 of subordinated debt. Subsequent to the end of the third fiscal quarter, the Company repaid $350,000 of subordinated debt that came due, renewed $250,000 of debt at a 10% rate effective April 1, 2004, and placed an additional 750,000 of debt at 10%. As a result of these actions, the Company expects that its quarterly interest expense from subordinated debt will be approximately $44,000.

Second, the obligation related to an acquisition the Company made in 1999, accounted for approximately $27,000 of quarterly interest expense. By contract, this latter obligation (principal and accrued interest) will be repaid no later than sometime in the fourth calendar quarter of 2004. As a result, this particular interest expense will decline at an accelerating rate over the next four quarters.

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

In the quarter just ended, there was a negative adjustment to this SFAS 133 asset of approximately $2,000. This reflects the fact that the Company's locked pipeline decreased in size very modestly at January 31, 2004, compared to what it was at October 31, 2003. This charge contrasts to a negative adjustment of $152,000 the Company experienced in the third fiscal quarter a year ago. Accordingly, the Company's Income Before Taxes benefited by approximately $150,000 in the year-over-year comparisons as a result of the application of SFAS 133.

Based upon the SEC's recently issued accounting guidance in SAB 105, the application of SFAS 133 with respect to locked mortgage pipelines will change in the Company's fourth fiscal quarter after the adoption of this new pronouncement on April 1, 2004. Without addressing the complexities of this new method of application, it will have the net effect of writing off almost all of the Company's "Fair value of derivative financial instruments" asset during the fourth fiscal quarter. As of January 31, 2004, this asset on the Company's balance sheet was $324,000. Depending upon the level of mortgage originations the Company experiences at that time, this accounting change could have the effect of causing the Company to report a loss for accounting purposes during the fourth quarter. This accounting change will have no effect on the Company's cash flows, just as the application of SFAS 133 in the past has had no effect on the Company's cash flows. Management regards this change in accounting treatment as favorable in that it will enable the Company's periodic financial reports to approximate more closely the actual cash the Company generates, and dampen the artificial volatility created by the prior application of SFAS 133.

Liquidity and Capital Resources

Our operations are funded through internally generated funds with warehouse lines of credit (as set forth below) providing the funding necessary to fund mortgage loans pending the mortgage loan's resale to investors. Our unrestricted cash position for the nine months ended January 31, 2004, increased by $539,820.

Significantly, our unrestricted cash position decreased by $579,350 for the three month period ended January 31, 2004. Most of this reduction is attributable to the repayment of $935,000 in subordinated debt during the third quarter. It was also impacted by settlement payments (discussed below). Finally as a result of the discontinued use of certain warehouse facilities, we were able to reduce the amount of cash classified as restricted, and reclassify approximately $600,000 to unrestricted cash.

Significant factors affecting that cash flow are summarized below.

As set forth in the discussion, the cash flows resulting from mortgage loan financing activities depend upon the financing facility used and whether that financing facility is regarded as a sale or traditional lending arrangement. In the cash flow statement, sales are treated as cash flows from operating activities and traditional warehouse lines are treated as financing activities. To understand our mortgage loan funding activities, these lines must be aggregated together with mortgage related short-term accounts receivable, that is, mortgage loans that are funded by us and not through any facility.

Operational cash flows for the nine months ended January 31, 2004 other than mortgage loan financing.

With the exception of income taxes payable and non-cash accruals, including depreciation, the cash effect reflected in the Company's statement of operations is usually realized within 30 days of the close of the accounting period. Accordingly, by adding depreciation of $75,341, the net change in the provision for early payoff penalties of $9,532 and the accrual of $232,800 in expense for the net change in fair market value of financial derivatives (an accrual that does not have a cash effect), to net income of $994,463, the Company realized $1,344,877 in cash from operations for the nine month period ended January 31, 2004.

Offsetting this $1,344,877 increase in cash are reductions in interest payable, accounts payable and accrued liabilities and the acquisition of other assets for a total of $331,895 use of cash.

Operations, excluding mortgage loan financing activities, thus generated $1,012,982 for the nine month period ended January 31, 2004.

Cash flows related to mortgage loan financing activities.

Our mortgage loans are funded through traditional warehouse facilities as well as Master Sale Agreements. When we fund a loan utilizing Master Sales Agreement facilities, the loan is considered sold to the lending facility, and the asset and liability related to loans funded in this manner do not appear on the Company's balance sheet. These are considered sales even though we will repurchase these mortgages and sell them at a later date. These transactions are included as operational cash flows. At January 31, 2004, we had $16,110,723 outstanding under these Master Sales Agreements.

Borrowings on the traditional warehouse facilities do appear on the Company's balance sheet but will not be recognized as revenues until subsequently sold. These amounts are listed as financing activities in the cash flow statement and at January 31, 2004 we had no amounts outstanding under these lines of credit, all of them having been terminated.

For the nine months ended January 31, 2004, we decreased our usage of all of these facilities by $144,116, resulting in a positive cash flow in that amount. Added to this amount of cash was a reduction in receivables from mortgage loans the Company owns of $500,418 for a total generation of $644,534 in cash from our mortgage loan financing activities for the nine months ended January 31, 2004.

When these amounts are added to the operational cash flows discussed above, we generated cash $1,657,516 for the nine month period ended January 31, 2004.

Cash flows related to debt payment

In December 2002, we settled certain litigation related to our acquisition of LRS, Inc. The settlement requires us to pay the former principals of that entity $100,000 per month. Nine such payments were made in the fiscal year to date period ended January 31, 2004. At January 31, 2004, the Company owed $919,273 on this obligation (principal plus accrued interest).

In addition, in fiscal 2004 a total of $500,000 of our 15% subordinated debt was scheduled to mature. During the nine month period ended January 31, 2004, the Company paid off $935,000 of this subordinated debt, bringing the outstanding amount to $1,112,000 as of January 31, 2004. Subsequent to January 31, 2004 and through February 29, 2004, the Company repaid an additional $350,000 of such debt.

In February 2004, we raised $750,000 in new subordinated debt, with annual interest of 10% per annum. Additionally, we subsequently refinanced $250,000 of 15% subordinated debt into 10% subordinated debt, effective April 1, 2004. Therefore, we subsequently had $1,512,000 of subordinated debt outstanding as of February 29, 2004 at a weighted average annual interest rate of 11.8%.

Of the $1,512,000 subordinated debt outstanding at February 29, 2004, $112,000 matures on December 31, 2004 and $400,000 matures July 29, 2005. The balance, $1,000,000 matures March 31, 2007.

Of the $750,000 raised in February 2004, the spouse of our Chief Financial Officer, Jack Thrift, loaned $200,000 to us, and J. Peter Gaskins, one of our directors, loaned $300,000 to us. Of the $250,000 of subordinated debt refinanced in February 2004, $150,000 was refinanced by a trust of which Mr. Gaskins' spouse is the beneficial owner.

Restricted Cash

At January 31, 2004, we maintained an aggregate of $2,000,000 in cash deposits with institutions providing our warehouse lines of credit, whether pursuant to Master Sales Agreements or traditional warehouse facilities.

Summary of Financing Facilities

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements. The size of the Company's financing facilities is based on the Company's net worth and cash resources. As of January 31, 2004, the Company had a total of three financing facilities for a maximum financing capacity of up to $75 million, of which approximately $59 million was available as of January 31, 2004.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2.0 million. As of January 31, 2004, the Company was in compliance with all of its operational convenants and was not in compliance with one of its financial covenants of one of its facilities, but was back in compliance as of February 29, 20004. The agreements are renewable on an annual basis, subject to the lenders` evaluation of the Company's financial position at that time. However, despite the fact that the agreements are for a year at a time, other provisions included in the agreements give both the lender and the Company the right to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination were to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO, and Maria Kristul, President, have both personally guaranteed the three facilities in place at January 31, 2004. The Company believes that its relationships with its existing lenders is satisfactory at the current time.

The level of financing facilities the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, it can expect a $15 to $20 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $15 to $20. Given the improvement in the Company's results over the past year, management was able to renegotiate the interest rates it pays on one significant facility, lowering the rate paid by 1.50%, or 150 basis points, effective August 1, 2003. The Company will negotiate for more favorable terms from its other lenders, as well as seek to obtain other financing facilities at favorable rates. Given the lower level of current fundings, the Company has reduced the committed amount under one facility and eliminated two others. The Company continues to review its existing facilities in an ongoing attempt to improve net interest income (expense), which has been a significant contributor to prior years' operating losses.

The Company's overall funding strategy is to use committed facilities, summarized as of January 31, 2004:

                             Committed      Outstanding        Required      Interest Rate
Type of Facility               Facility        Balance       Cash Deposit    January 31, 2004    Maturity
----------------             -------------  ------------     ------------    ----------------    --------

Master sale agreement (1)    $40,000,000    $ 5,839,812      $1,000,000        5.00%(2)         Annual or 30 days notice
Master sale agreement (1)     15,000,000        627,200         900,000        3.85%(3)         Annual or 30 days notice
Master sale agreement (1)     20,000,000      9,643,711         100,000        3.50%(4)         Annual or 30 days notice
                              ----------      ---------       ---------

Totals                       $75,000,000    $16,110,723      $2,000,000
                              ==========     ==========       =========



(1) The Company accounts for the loans underlying these facilities as sold as of January 31, 2004.
(2) The contractual interest rate on these facilities is 5.00% or Prime plus 1.00%, whichever is greater.
(3) The contractual interest rate on this facility is the greater of LIBOR or the Fed Funds rate plus 2.75%.
(4) The contractual interest rate on this facility is the greater of LIBOR plus a margin ranging from 2.25% to 2.75%.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, and mandatory forward delivery commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The mandatory forward delivery commitments also involve the risk of nonperformance on the part of the Company. The Company manages these risks by entering into these agreements with major, well-known financial institutions. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                            January 31,              April 30,
                                               2004                     2003
                                            -----------------------------------

Commitments to extend credit                $  38,167,407       $  90,722,206
Mandatory forward delivery commitments          5,000,000          16,000,000


Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract on the part of the customer. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash outlay requirements.

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

PART 2. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


                                  Transnational Financial Network, Inc.

Date: March 8, 2004               /s/ Joseph Kristul
                                  -------------------------------------------
                                  Joseph Kristul, Chief Executive Officer


Date: March 8, 2004               /s/ Jack Thrift
                                  -------------------------------------------
                                   Jack Thrift, Chief Financial Officer