Form 10KSB
period 2004-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2004-07-29
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

                                   (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $16,587,564

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 16, 2004: $6,052,791.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 16, 2004: 6,800,889.








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

Item 1. Business

General

We are a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay Area, Southern California, and Arizona. Since 1985, when we were incorporated, we have been engaged in the retail origination of mortgage loans, and we currently maintain retail offices in San Francisco and Campbell, California. In 1995, we opened a wholesale division to close and fund loans originated by mortgage brokers. We maintain wholesale offices in San Francisco, Moreno Valley and Tustin, California as well as Phoenix, Arizona. We operate in one business segment - mortgage banking.

We fund our originations through master sales agreements (or "Quick Sale" agreements). Our originated mortgage loans together with the mortgage loan servicing rights are subsequently sold to investors in the secondary mortgage market. Our total mortgage loan production volume for the year ended April 30, 2004 was $1.240 billion, a decrease of 23% or $372 million from the $1.612 billion mortgage loan production during the year ended April 30, 2003. In the year ended April 30, 2004, wholesale originations constituted approximately 49% of all originations with retail originations making up the remainder, while in the year ended April 30, 2003, wholesale originations constituted approximately 42% of all originations.

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a lower loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $333,700) are called Jumbo loans. Jumbo loans comprised approximately 47% of the wholesale mortgage loans we originated for the years ended April 30, 2004 and 2003, based on the principal balances. In periods of declining interest rates, our predominant products are fixed rate mortgages with a term of either 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our originations. We originate some home equity financing through second mortgages and lines of credit using the home as collateral, but these products constitute a small portion of our business.

Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the combined wholesale and retail average loan size that we originated during the years ended April 30, 2004 and 2003 was approximately $290,000. We generate wholesale revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and origination fees. We generate retail revenues through origination fees.

We currently have three financing facilities in place for a total of up to $75 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to exceed current business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance. See "Management's Discussion and Analysis--Liquidity and Capital Resources."





                                        1

The following table summarizes mortgage loan production volume by division:


                                                                 Twelve Month Periods Ended
                                          April 30,      April 30,       April 30,       December 31,     December 31,
                                          ---------      ---------       ---------       ------------     ------------
                                            2004           2003            2002             2001             2000
                                            ----           ----            ----             ----             ----
                                                                   (Dollars in Thousands)
         Wholesale Division
               Volume                     $  612,283     $  664,932      $   619,943     $   786,436      $   611,581
               Percent of Total Volume            49%            41%              48%             57%              66%
               Number of Loans                 2,449          2,643            2,634           3,554            2,854
               Average Loan Size          $      250     $      252      $       235     $       221      $       214

         Retail Division
               Volume                     $  627,357     $  946,965      $   666,779     $   591,666      $   315,906
               Percent of Total Volume            51%            59%              52%             43%              34%
               Number of Loans                 1,796          2,882            1,968           1,664            1,053
               Average Loan Size          $      349     $      329      $       339     $       356      $       300

         Total Loan Production
               Volume                     $1,239,640     $1,611,897      $ 1,286,722     $ 1,376,102      $   927,487
               Number of Loans                 4,245          5,525            4,602           5,218            3,907
               Average Loan Size          $      292     $      292      $       280     $       264      $       237

         Volume Growth, as compared
               to equivalent prior period        (23)%           25%              (6)%            48%              (5)%


The Wholesale Origination Division

Our wholesale lending division operates from our executive offices in San Francisco with offices in Moreno Valley and Tustin, California as well as Phoenix, Arizona.

During the year ended April 30, 2004, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

One measure of efficiency widely used in the mortgage banking business is the "pull through rate", or a percentage that measures the dollar volume of loans that are funded versus the dollar volume of loans that we contract for with mortgage borrowers using interest rate lock commitments. The more loans that we close and fund, the higher our pull through rate. If we end up not funding and closing a loan for which we have provided an interest rate lock commitment, then our pull through rate will be negatively affected. The following table presents our pull through rates for each of the quarterly periods during the last two fiscal years:

                                                Pull Through Rates
Fiscal Quarter Ended             Apr 04     Jan 04     Oct 03     Jul 03     Apr 03     Jan 03    Oct 02    Jul 02
                                 ------     ------     ------     ------     ------     ------    ------    ------
Rate                              71.0%      74.5%      69.2%      76.5%      74.2%     76.0%     70.0%     71.0%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.
                                        2



Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. We currently have three financing facilities in place for a total borrowing capacity of up to $75 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to exceed current business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance. See "Business - Funding of Wholesale Mortgage Loans."

Wholesale loan production during the year ended April 30, 2004 was $612 million as compared to $665 million for the year ended April 30, 2003. This decrease of approximately 8% is attributable to the overall increase in interest rates since the summer months of 2003, when 30-year mortgage rates were at record lows. Additionally, during the fiscal year ended April 30, 2003, the Company made changes to its product mix and began to focus on providing Alt-A type of mortgage loans. These loans generally have characteristics such as lower documentation standards, higher loan to value ratios, higher debt-to-income levels, and may be secured by non-owner occupied properties. For investors in Alt-A mortgages, these products typically offer a higher yield with a reduced prepayment tendency as compared to A mortgages. Because of these characteristics, mortgage investors have increased their demand for these types of products. As a result of this change in our product mix, we were able to increase the gain that we earn on the sale of mortgage loans so that for the years ended April 30, 2004 and 2003, our wholesale revenues were greater by approximately 2% even though our wholesale production had decreased.

During the year ended April 30, 2004, the average mortgage loan size originated by the wholesale division was approximately $250,000 and the average loan-to-value ratio was approximately 62%. During the year ended April 30, 2003 the average mortgage loan size originated by the wholesale division was approximately $252,000 and the average loan-to-value ratio was approximately 55%.

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

A borrower may qualify for a mortgage loan through five unique mortgage loan documentation programs:

1. Full documentation - the borrower's assets, income and employment are all verified by written or verbal confirmation
2. Limited documentation - more emphasis is placed on the ability to pay and the property value
3. Alternative documentation - income and assets are confirmed by reviewing the borrower's supporting documentation
4.   No ratio loan documentation - no income ratios are calculated
5. No income/no asset verification - no income/no asset program, the value of the loan collateral is as critical as the borrower's credit history

Each program places a heavy emphasis on credit scores and differing loan to value ratios.

The Company's underwriting department consists of six underwriters who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes from three to six days to underwrite a mortgage loan from the initial receipt of the application from the broker. Upon completion of the underwriting process and funding of the loan by one of our financing facilities, the mortgage loan is closed by a title agency chosen by the borrower. We perform a pre-funding audit on all mortgage loans, which includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed by an independent third party to monitor and evaluate our origination policies and procedures. A sample of ten percent of all mortgage loans closed are subjected to a full quality control review including re-underwriting the mortgage loan. Our management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans and believes that its use of the IRS Verification of Income program increases significantly the quality of its originations.
                                        3




Wholesale Mortgage Loan Sales

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of April 30, 2004, we had relationships to sell to approximately 30 mortgage investors.

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

We hold the originated or purchased mortgage loan for sale from the time that the mortgage loan application is funded by us until the time the mortgage loan is sold to an investor. During that time, the note rate on the mortgage loan might be higher or lower than the market rate at which we can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the sale of the mortgage loan. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but on which an interest rate has been committed to the borrower) we undertake certain activities to protect our mortgage position. We follow the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans. These forward delivery commitments are either on a "best efforts" or "mandatory" basis. The best efforts commitments generally result in a lower gain on sale, but simply require that we make an effort to deliver a loan or group of loans at a specified interest rate and balance, with no cost or penalty if we fail to make delivery of such loans. A mandatory commitment generally results in a higher gain on sale; however, it requires that we deliver loans as promised. Failure to do so results in the payment of a penalty ("pair-off" fee) which can be significant in the event of large changes in the interest rate environment. The Company has not designated its practice of entering into forward delivery commitments as a hedging activity within the definition of Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instrument and Hedging Activities.

Funding of Wholesale Mortgage Loans

We need substantial cash resources to facilitate the funding and closing of the originated and purchased loans. These funds are provided on a short-term basis by financial institutions that specialize in purchasing loans or providing lines of credit (collectively known as "master sale agreements"). We submit the mortgage loan to the financial institutions for funding, along with the investor commitment, if any, to purchase the loan.

As of April 30, 2004, the Company had a maximum mortgage loan financing capacity of $75 million through three master sale agreements. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the years ended April 30, 2004 and 2003, the Company was required to repurchase loans in the aggregate amount of $29,762 and $271,307 respectively. During the year ended April 30, 2004, the Company resold the loans that it repurchased during the year ended April 30, 2003. The balance of these loans, along with loans that the Company has funded with its own resources, are included in mortgage loans held for sale in the balance sheet.

Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.
                                        4




The following table shows the average number of days that the Company's wholesale mortgage loans are with the financial institution, or "in the warehouse", for each quarter for the last eight fiscal quarters:

                                        Average Number of Days in Warehouse
Fiscal Quarter Ended             Apr 04     Jan 04     Oct 03     Jul 03     Apr 03     Jan 03    Oct 02    Jul 02
                                 ------     ------     ------     ------     ------     ------    ------    ------
Average Number of Days             13         14         14         11         14         21        19        15


The first master sale agreement provides a credit facility of $30 million as of April 30, 2004. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. The Company has not used this interim bulge capacity to date. Interest on the $30 million portion of the line is at Prime Rate plus 1.0%, or 5.00%, whichever is higher. Prime was 4.00% at April 30, 2004. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of April 30, 2004 was 5.00%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheets.

The second master sale agreement provides a credit facility of $15 million as of April 30, 2004. Interest on the facility is the greater of the 30-day LIBOR or the Federal Funds rate plus 2.75%. The rate paid by the Company on this line as of April 30, 2004 was 3.85%. The Company was required to maintain an interest bearing cash collateral deposit with this lender of $900,000, which has been included as restricted cash in the balance sheets.

The third master sale agreement provides a credit facility of $20 million as of April 30, 2004. Interest on the facility is at the 30-day LIBOR plus a margin ranging from 2.25% to 2.75%. The rate paid by the Company on this line as of April 30, 2004 was 3.50%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheets.

These three master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of April 30, 2004, the Company was in compliance with all of its covenants. The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Wholesale Loan Products

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $333,700) are called Jumbo loans. Jumbo loans comprised approximately 47% of the wholesale mortgage loans we originated for the years ended April 30, 2004 and 2003.

In periods of declining interest rates, our predominant products are fixed rate mortgages with terms of either 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our originations. We originate some home equity financing through second mortgages and lines of credit using the home as collateral, but these products constitute a small portion of our business.

Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. For the year ended April 30, 2004, the average loan size that we originated was approximately $250,000. The average loan size that we originated during the year ended April 30, 2003 was approximately $252,000.

We primarily originate prime first lien residential mortgage loans. Approximately 97% of the loans that we originated and sold in the year ended April 30, 2004 were considered to be prime loans by the purchasers of those loans according to the underwriting criteria of those purchasers. The Company also originates a lesser amount of second mortgage loans and home equity lines of credit.
                                        5



The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, during the years ended April 30, 2004 and 2003:

                                                               Percent of Loan Origination Volume

Loan Type                                                      April 30, 2004      April 30, 2003
---------                                                      --------------      --------------
1 month adjustable-rate (various total terms)                       0.4%                0.8%
6 month adjustable-rate (various total terms)                       2.8%                5.2%
2 year fixed-rate, adjustable-rate hybrid (various total            1.4%                0.4%
terms)
3 year  fixed-rate,  adjustable-rate  hybrid (various total         2.7%                2.0%
terms)
5 year  fixed-rate,  adjustable-rate  hybrid (various total        35.8%               18.7%
terms)
7 year  fixed-rate,  adjustable-rate  hybrid (various total         3.4%                2.6%
terms)
10 year fixed-rate,  adjustable-rate  hybrid (various total         0.4%                0.1%
terms)
10 year term fixed-rate                                             0.1%                0.0%
15 year term fixed-rate                                             7.4%               10.3%
20 year term fixed-rate                                             0.3%                0.2%
30 year term fixed-rate                                            39.9%               48.5%
Federal Housing Authority (various total terms and rates)           3.0%                7.8%
Other                                                               2.4%                3.4%
                                                                  ------              ------
Total                                                             100.0%              100.0%


The loans that fall into the "Other" category are comprised of second mortgage loans and home equity lines of credit. "Other" loans can be either fixed or adjustable rate loans and have a variety of terms to maturity.

Wholesale Geographic Concentration

The Company originates loans in states where it is approved to do so. As of April 30, 2004, the Company was either licensed or qualified to do business in 16 states. On that same date, the Company had 66 employees located in two retail lending offices in two states and four wholesale origination offices. During the years ended April 30, 2004 and 2003, the Company's wholesale division's loan origination volume, as measured by principal balance, came from the following states:

                               Percent of Loan Origination Volume

State                            April 30, 2004      April 30, 2003
-----                            --------------      --------------
California                            84.4%               81.1%
Arizona                               13.2%               13.8%
Others                                 2.4%                1.1%
                                      ----                ----
Total                                100.0%              100.0%

Wholesale Loan to Value Ratios

A loan's loan-to-value ratio, or LTV, is an important way for many loan originators and loan investors to discern risk within a loan. An LTV is calculated by using the loan principal balance as the numerator and the lower of the home's sales price or appraised value as the denominator. A loan is said to have an 80% LTV if, for example, the home was purchased for $100,000 and the loan amount is $80,000. This assumes the appraised value of the home is at least $100,000.

During the years ended April 30, 2004 and 2003, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ranges:

                               Percent of Loan Origination Volume

LTV                              April 30, 2004      April 30, 2003
---                              --------------      --------------
50 or less                            22.0%               26.7%
50.01 - 60                            14.4%               16.6%
60.01 - 70                            21.1%               20.7%
70.01 - 80                            34.5%               23.3%
80.01 - 85                             0.8%                1.5%
85.01 - 90                             2.8%                2.6%
90.01 - 95                             1.6%                2.1%
95.01 or more                          2.8%                6.5%
                                      ----                ----
Total                                100.0%              100.0%

Wholesale Loan Credit Scores

Borrower credit scores are also a very important tool in determining the quality of loans produced by a lender. In underwriting a potential mortgage loan, we will obtain credit scores from the borrower's credit report. A credit report contains information on credit history, including existing and previously repaid debt, and payment history on each obligation. There are three primary credit repositories that keep historical data and provide credit reports on potential borrowers. Each has a scoring model, the most common of which is referred to as a FICO score. The FICO score is a 3-digit number that can range from 300 to 850 and is based on payment histories, amounts owed, length of credit history, new credit and types of credit use.

Higher scores are considered better scores. That is, the higher the score, the more favorably lenders look upon the borrower as a credit risk. Each primary credit repository produces their own score based on the data they have on a potential borrower. We compare the scores from the three repositories and generally will use the middle of the three in rating the risk profile of a proposed mortgage loan. We generally consider loans to borrowers with FICO scores below the 600 - 650 range to have higher repayment risk than loans to borrowers with higher FICO scores, although FICO scores alone do not always accurately reflect repayment risk or a lack thereof.

During the years ended April 30, 2004 and 2003, the percentage of loans, as measured by principal balance, that the wholesale division originated in each specific middle FICO score range follows:

                               Percent of Loan Origination Volume

Middle FICO Score                April 30, 2004      April 30, 2003
-----------------                --------------      --------------
800 +                                  1.7%                2.2%
775 - 799                             14.9%               17.3%
750 - 774                             18.1%               23.4%
725 - 749                             16.7%               17.0%
700 - 724                             14.7%               12.9%
675 - 699                             15.9%                9.7%
650 - 674                              9.3%                6.5%
625 - 649                              2.8%                2.2%
600 - 624                              0.5%                1.2%
575 - 599                              0.3%                0.2%
550 - 574                              0.1%                0.2%
Below 550                              0.0%                0.1%
No score available                     5.0%                7.1%
                                      ----                ----
Total                                100.0%              100.0%

Wholesale Loan Property Types

During the years ended April 30, 2004 and 2003, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property. The following table shows, for the years ended April 30, 2004 and 2003, the percentage of loans originated by property type:

                               Percent of Loan Origination Volume

Property Type                    April 30, 2004      April 30, 2003
-------------                    --------------      --------------
Single family                         83.6%               86.0%
2 - 4 family                          10.1%                8.0%
Condominium                            6.1%                5.7%
Other                                  0.2%                0.3%
                                      ----                ----
Total                                100.0%              100.0%

During the years ended April 30, 2004 and 2003, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                 Percent of Loan Origination Volume

Principal Balance                April 30, 2004      April 30, 2003
-----------------                --------------      --------------
$100,000 or less                       4.3%                3.6%
$100,001 to $200,000                  19.1%               19.0%
$200,001 to $300,000                  24.7%               24.8%
$300,001 to $400,000                  18.3%               20.2%
$400,001 to $500,000                  10.3%               11.0%
$500,001 to $600,000                   7.5%                9.5%
$600,001 to $700,000                   5.0%                5.2%
$700,001 to $800,000                   2.0%                2.0%
$800,001 to $900,000                   1.6%                1.4%
$900,001 to $1,000,000                 3.2%                1.8%
$1,000,001 to $1,500,000               2.5%                1.2%
$1,500,001 to $2,000,000               1.5%                0.3%
                                      ----                ----
Total                                100.0%              100.0%

First lien mortgage loan originations represented 97% and 99% of our wholesale loan originations, as measured by principal balance, for the years ended April 30, 2004 and 2003, respectively.

The Retail Origination Division

Our retail division was established in 1985 and as of April 30, 2004 contracted with approximately 21 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 18% and 12% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the years ended April 30, 2004 and 2003.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the years ended April 30, 2004 and 2003, the average loan size originated by the retail division was approximately $350,000 and $329,000, respectively.

Our retail division generates revenues from the origination and closing fees that it collects from the mortgage borrower. These are used to pay commissioned mortgage loan officers, cover the cost of processing the mortgage loan and contribute to the fixed operating costs of the retail offices. The retail division contributes to the financial benefit of the Company as a source of loans for the wholesale division and as a source of loan fees to improve total profits.

Retail loan production for the year ended April 30, 2004 was approximately $627 million as compared to $917 million for the year ended April 30, 2003. This decrease is attributable to a reduction in the number of brokers who were contracted with the Company during the year ended April 30, 2004. This reduction was primarily the result of the intense competition in the mortgage industry to recruit experienced mortgage brokers. During the year ended April 30, 2004, we experienced a higher attrition rate due to the fact that better capitalized mortgage lenders were able to attract brokers with signing bonuses and other incentives.

Retail Loan Products

Jumbo loans comprised approximately 65% and 72% of the retail mortgage loans we originated for the years ended April 30, 2004 and 2003, respectively.

In periods of declining interest rates, our predominant products are fixed rate mortgages with terms of either 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our originations. We originate some home equity financing through second mortgages and lines of credit using the home as collateral, but these products constitute a small portion of our business.

Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios.

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, during the years ended April 30, 2004 and 2003:

Loan Type                                              April 30, 2004      April 30, 2003
---------                                              --------------      --------------
Fixed and variable Jumbo mortgage                           64.5%               72.0%
Conventional adjustable-rate mortgage                       10.3%                5.8%
Conventional fixed-rate mortgage                            20.7%               19.8%
Second mortgages and home-equity lines                       4.5%                2.4%
                                                            ----                ----
Total                                                      100.0%              100.0%


The loans that fall into the "Other" category are comprised of second mortgage loans and home equity lines of credit. "Other" loans can be either fixed or adjustable rate loans and have a variety of terms to maturity.

Retail Geographic Concentration

The Company originates retail loans primarily in California. During the years ended April 30, 2004 and 2003, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                               Percent of Loan Origination Volume
State                            April 30, 2004      April 30, 2003
-----                            --------------      --------------
California                            99.4%               98.1%
Others                                 0.6%                1.9%
                                      ----                ----
Total                                100.0%              100.0%

Retail Loan Property Types

During the years ended April 30, 2004 and 2003, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                               Percent of Loan Origination Volume
Principal Balance                April 30, 2004      April 30, 2003
-----------------                --------------      --------------
$100,000 or less                       0.3%                 .8%
$100,001 to $200,000                   5.0%                5.0%
$200,001 to $300,000                  15.8%               18.4%
$300,001 to $400,000                  20.5%               20.7%
$400,001 to $500,000                  19.2%               16.8%
$500,001 to $600,000                  14.4%               13.0%
$600,001 to $700,000                   9.4%                9.6%
$700,001 to $800,000                   4.5%                5.2%
$800,001 to $900,000                   3.5%                2.9%
$900,001 to $1,000,000                 4.1%                3.4%
$1,000,001 to $1,500,000               2.2%                2.7%
$1,500,001 to $2,000,000+              1.1%                1.5%
                                      ----                ----
Total                                100.0%              100.0%

First lien retail mortgage loan originations represented 94% and 98% of our total loan originations, as measured by principal balance, for the years ended April 30, 2004 and 2003, respectively.

Net Branch Arrangements

The Company provides licensing, regulatory oversight, accounting and other administrative services to other mortgage lenders primarily in order to capture and fund their mortgage production through its wholesale division. The mortgage industry refers to this business model as a "net branch" business arrangement. As of April 30, 2004, the Company maintained two net branch relationships in San Diego, California and in Phoenix, Arizona. For the years ended April 30, 2004 and 2003, the Company funded approximately $15.8 million and $19.1 million of mortgage loans from its net branch relationships. We expect to continue our policy of adding and subtracting Net Branches from our branch network on an opportunistic basis in the future. Also refer to "Management's Discussion and Analysis--Liquidity and Capital Resources" section for further information.

Competition

Mortgage banking is highly competitive. We face strong competition in originating and selling mortgage loans and the related mortgage servicing rights. Our competition is principally from savings and loan associations, other mortgage companies, mortgage brokers, commercial banks and, to a lesser degree, credit unions and insurance companies, depending upon the type of mortgage loan product offered. Many of these institutions have greater financial and other resources than we have and maintain a significant number of branch offices in the areas in which we conduct operations. Increased competition for mortgage loans from other lenders may result in a decrease in the volume of mortgage loans originated and purchased by us. If we are unable to compete effectively, our results of operations and financial condition could be materially and adversely affected.

We depend primarily on mortgage brokers who are not obligated by contract to originate or deliver new mortgage loans to us. Mortgage brokers compete on the basis of customer service, range of loan products offered and pricing. Although we emphasize pricing to brokers, we also strive to offer brokers a variety of competitive products and efficient mortgage loan processing and closing.

Competition in the industry can take many forms, including lower interest rates and fees, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our loans that we sell. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well. If we do not relax underwriting standards in response to our competitors, we may lose market share. If we relax our underwriting standards in response to price competition, we may be exposed to higher credit risk without compensating pricing. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

Legislation and Regulation

The Company's loan production activities are subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities and government sponsored enterprises, including, without limitation, HUD, FHA, VA, FNMA and FHLMC. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including, without limitation, the processing, underwriting, making, selling, securitizing and servicing of mortgage loans. We are an approved seller/servicer of mortgage loans for FNMA and FHLMC. In addition, the Company is a HUD approved mortgage lender and is also qualified to originate mortgage loans insured by the FHA or guaranteed by the VA.

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

Employees

As of April 30, 2004, the Company had 66 employees, 64 of which were full-time. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be excellent.

Item 2. Description of Property

The Company leases 13,200 square feet of office space in San Francisco with a monthly rental of approximately $25,000. The original term of the lease was for five years, and was extended for an additional five years on March 21, 2003, expiring June 30, 2009, with an option to renew for an additional five years at the then prevailing market rate for rent. This office is used for corporate administrative offices and for conducting wholesale and retail mortgage-lending operations in San Francisco. The Company believes that these offices are adequate for the foreseeable future. The Company maintains casualty insurance on all its property.

The Company leases additional offices in Campbell, California (6,991 square feet with a monthly rental of $13,800 and various terms expiring March 2006); Tustin, California (2,687 square feet with a monthly rental of $1,880 and a term expiring January 2005); and Phoenix, Arizona (2,500 square feet with a monthly rental of $5,100 and a term that expires in June, 2004). Some space in these locations is currently under sub-lease to unrelated third parties.

Item 3. Legal Proceedings

In 2002, the Company settled all litigation between it and the former principals and owners of LRS, Inc. The litigation arose over a dispute about the purchase price of LRS, Inc. to be paid to Mr. Russell and Ms. Saldivar by the Company in connection with its acquisition of LRS, Inc. Among other terms of the settlement, the Company agreed to pay the former principals of LRS, Inc. an amount equal to $1.45 million plus 55% of the pretax earnings before amortization of goodwill and acquisition expenses of LRS for the year ending July 31, 2003. The obligation accrues interest at 10% on an annual basis on the unpaid balance. Payments on this settlement began with $135,000 upon execution of the agreement and continued at $50,000 per month through April 2003. Thereafter, the Company began making payments of $100,000 per month until the obligation (principal and accrued interest) is paid in full. As of April 30, 2004, the Company owed approximately $639,000 under this obligation. The Company expects to pay off this obligation in full in November 2004.

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

The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's Common Stock for the quarterly periods indicated during the years ended April 30, 2004 and 2003:

                                                  High        Low
2004       1st Quarter (May '03 - Jul '03)       $1.54      $0.65
           2nd Quarter (Aug '03 - Oct '03)        0.80       0.15
           3rd Quarter (Nov '03 - Jan '04)        0.50       0.15
           4th Quarter (Feb '04 - Apr '04)        1.26       1.05

2003       1st Quarter (May '02 - Jul '02)        1.54       0.65
           2nd Quarter (Aug '02 - Oct '02)        1.34       0.75
           3rd Quarter (Nov '02 - Jan '03)        1.55       0.96
           4th Quarter (Feb '03 - Apr '03)        2.05       0.29

The Company did not pay any dividends in 2004 or 2003.

As of April 30, 2004 there were approximately 460 shareholders of record of the Company's Common Stock.

Equity-Compensation Plan Information

The following table summarizes information regarding the Company's equity compensation plans as of April 30, 2004:

                                                 Number of            Weighted
                                              Securities to be        Average        Number of
                                                 Issued Upon          Exercise       Securities
                                                 Exercise of          Price of       Remaining
                                             Outstanding Options    Outstanding    Available for
                                                 and Warrants       Options and       Future
Plan Description                                                      Warrants        Issuance
----------------                                  --------            --------     ------------
1998 Stock Compensation Plan                        48,000             $7.50              -
2000 Stock Incentive Plan                          838,072             $0.95           728,567(1)
Other Options                                      540,000             $3.74              -
Warrants                                            55,000             $0.55              -
Grants Under Compensation Plans Not
Approved by Shareholders                              -                  -                -
                                                      -                  -                -
Totals                                           1,479,072             $2.41           728,567
                                                 =========             =====           =======


(1) See Notes 6 and 7 to the Financial Statements contained at Item 13 for further information.

Recent Sales of Unregistered Securities

The following information summarizes the Company's sales of unregistered securities during the 3-year period ended April 30, 2004:

In June 2002, the Board of Directors of the Company unanimously granted to Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company's common stock at a price of $0.73 per share. The shares will be unregistered. The options vest over either four years, or immediately upon the occurrence of certain events including a change in control, or 60 days after the cessation of Mr. Kristul's full-time employment by the Company, whichever events occur first. The options expire in four years, unless previously exercised pursuant to the above conditions.
                                       13



In January 2003, the Company granted 40,000 warrants to a service provider as remuneration for investor relations services provided to the Company. These warrants have an exercise price of $0.55 per share and have an expiration date in January 2007. The shares will be unregistered.

In January 2004, the Company granted an option to purchase 100,000 shares of the Company stock to one of its officers. This grant has an exercise price of $1.05 and will only vest upon a change in control of the Company, as defined. The shares will be unregistered.

During the year ended April 30, 2004, the Company borrowed $750,000 in subordinated debt from 4 investors, and repaid $1,285,000. During the year ended April 30, 2003, the Company borrowed $900,000 in subordinated debt from 2 investors, and repaid $810,000. As of April 30, 2004, the outstanding amount of $1,512,000 requires average interest payments of 11.4% and mature during the periods ended in fiscal 2005 through fiscal 2007. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.



                                       14



Item 6. Management's Discussion and Analysis

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto included as Item 7 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

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

Change in Fiscal Year

The Company changed its fiscal year end from December 31st to April 30th, effective April 30, 2002. The fiscal years are referred to using the year in which the end of the fiscal year falls. Unless otherwise noted, all references in this Form 10-KSB to 2004, 2003 or 2002 are to the fiscal year ending on April 30th in the year named. This means that the fiscal year ending April 30, 2004 is referred to as "2004."

GENERAL

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties principally in the San Francisco Bay area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, we maintain Net Branches in association with local mortgage brokerage companies. As of April 30, 2004, we had two Net Branches, one in San Diego, California and one in Scottsdale, Arizona. As of April 30, 2003, we had no Net Branches due to the fact that the Net Branches that we hosted in Rancho Cucamonga and Victorville, California reafilliated with another mortgage broker during the fourth fiscal quarter of 2003. We expect to continue our policy of adding and subtracting Net Branches from our branch network on an opportunistic basis in the future.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco, Moreno Valley, and Tustin, California as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

The Company's loan production and results of operations are strongly affected by mortgage interest rates, with origination volumes increasing in periods of declining interest rates, and declining during periods of increasing interest rates. Increasing mortgage rates raises the qualifying income required of a homebuyer and reduces housing affordability. It also causes mortgage refinance activity to decline because fewer homeowners can successfully obtain a mortgage at a lower interest rate than their original mortgage. Higher interest rates increase the cost of home ownership resulting in diminished demand for mortgage loans, whether the purpose of the mortgage loan is for the purchase of a home, refinancing of a home to obtain a lower rate or longer term, home improvement, debt consolidation, or obtaining cash. When rates are high, the mortgage loan financing that does occur usually takes the form of variable rate mortgage loans, that is, mortgage loans that have interest rates that frequently change and, consequently, have lower initial interest rates than those charged on longer term fixed interest rate mortgage loans.
                                       15




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

                      Transnational Financial Network, Inc.
                            Statements of Operations

                                              For the 3 Months Ended                For the Years Ended
                                              April 30,    April 30,     Inc.     April 30,   April 30,    Inc.
                                              ----------   ----------             ----------  ----------
                                                 2004         2003      (Dec.)       2004        2003      (Dec.)
                                                 ----         ----                   ----        ----
REVENUE
Net gain on sale of mortgages                  $1,354,195  $2,486,646     (46)%   $ 6,874,901  $ 6,758,421     2%
Production revenue                              1,996,618   3,618,487     (45)%     9,637,433   14,288,361   (33)%
Other revenue                                      21,123      23,419     (10)%        75,230      134,811   (44)%
                                                ---------   ---------              ----------   ----------

TOTAL REVENUE                                   3,371,936   6,128,552     (45)%    16,587,564   21,181,593   (22)%
                                                ---------   ---------              ----------   ----------

DIRECT EXPENSE
Commission and production incentives            1,198,123   2,262,404     (47)%     5,933,985    9,026,805   (34)%
Production expense                                275,701     427,892     (36)%     1,301,232    1,640,461   (21)%
Pair-off fees                                      21,685      15,924      36%         16,698       36,310   (54)%
Provision for early payoff penalties              (25,000)     30,000    (183)%        75,000      300,000   (75)%
                                                ---------   ---------              ----------   ----------

TOTAL DIRECT EXPENSE                            1,470,509   2,736,220     (46)%     7,326,915   11,003,576   (33)%
                                                ---------   ---------              ----------   ----------

NET INTEREST INCOME (EXPENSE)
Interest income on loans in warehouse             242,359     392,107     (38)%     1,201,533    1,928,353   (38)%
Interest expense on loans in warehouse           (224,207)   (489,081)    (54)%    (1,283,340)  (2,220,674)  (42)%
                                                ---------   --------               ----------   ----------
NET INTEREST INCOME (EXPENSE)                      18,152     (96,974)   (119)%       (81,807)    (292,321)  (72)%

GROSS PROFIT ON MORTGAGE ACTIVITIES             1,919,579   3,295,358     (42)%     9,178,842    9,885,696    (7)%

INDIRECT EXPENSE
Salaries and benefits                             979,610   1,164,200     (16)%     4,350,705    4,523,376    (4)%
General and administrative                        553,356     694,942     (20)%     2,173,568    2,855,780   (24)%
Occupancy                                         170,462     175,931      (3)%       696,547      756,724    (8)%
Depreciation                                       21,165      22,111      (4)%        96,507       92,611     4%
                                                ---------   ---------              ----------   ----------

TOTAL INDIRECT EXPENSE                          1,724,593   2,057,184     (16)%     7,317,327    8,228,491   (11)%
                                                ---------   ---------              ----------   ----------

IMPAIRMENT OF GOODWILL                         (1,049,760)          -        -     (1,049,760)           -     -

OPERATING INCOME (LOSS)                           194,986   1,238,174     (84)%       811,755    1,657,205   (51)%

NON-OPERATING INCOME (EXPENSE)
Other interest expense                            (71,599)   (124,467)    (43)%      (406,857)    (392,900)    4%
Other    income     (expense),     including     (151,500)    127,900    (218)%      (384,300)     262,703  (246)%
                                                ---------   ---------              ----------   ----------
derivatives
TOTAL NON-OPERATING INCOME (EXPENSE)             (223,099)      3,433  (6,599)%      (791,157)    (130,197)  508%
                                                ---------   ---------              ----------   ----------

PRETAX INCOME (LOSS)                           (1,077,873)  1,241,607    (187)%        20,598    1,527,008   (99)%

PROVISION FOR INCOME TAXES                       (241,975)     84,532    (386)%      (170,710)      84,532  (302)%
                                                ---------   ---------              ----------   ----------

NET INCOME (LOSS)                              $ (835,898) $1,157,075    (172)%   $   191,308  $ 1,442,476   (87)%
                                                  ========  =========              ==========   ==========

PRODUCTION ($ millions)
Wholesale                                      $      128  $      194             $       612  $       665
Retail                                                144         247                     627          917
                                                      ---         ---                    ---          ---
Total Production                               $      272  $      441             $     1,239  $     1,582
                                                     ====        ====              ==========   ===========

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last eight fiscal quarters:

                                                Origination Volumes
                                                   ($ millions)
Fiscal Quarter Ended             Apr 04     Jan 04     Oct 03     Jul 03     Apr 03     Jan 03    Oct 02    Jul 02
                                 ------     ------     ------     ------     ------     ------    ------    ------
Wholesale                         $128       $102       $134       $247       $194      $198      $179      $ 95
Retail                             144         88        226        216        244       234       244       195
                                   ---        ---        ---        ---        ---       ---       ---       ---

Total                             $272       $190       $360       $463       $438      $432      $423      $290
                                  ====       ====       ====       ====       ====      ====      ====      ====


QUARTER AND YEAR ENDED APRIL 30, 2004 COMPARED TO QUARTER AND YEAR ENDED APRIL 30, 2003

Revenue Analysis

Total revenues for the year ended April 30, 2004 decreased 22% to $16.6 million as compared to the prior year period. This occurred while aggregate loan originations for the Company decreased at a slightly higher rate of 23% for the comparable periods. Our production and revenues were affected by three trends:

First, the Company's revenues from the Gain on Sale of mortgage loans (solely from its wholesale business) increased 2% in the year just ended. This gain was due to a 10% improvement in our gain on sale margin to 112 basis points in the year just ended, compared to 102 basis points in the prior year. This improvement principally reflects the change to our product mix, which we began implementing in the third fiscal quarter of 2001 in our efforts to focus on higher margin mortgage products, such as Alt-A type of products. Therefore, although our wholesale mortgage production volume decreased by 8% for the year ended April 30, 2004 versus the prior year, our income from the gain on sale of our mortgage loans increased by 2%.

As shown in the table below, we have increased our Gain on Sale consistently over the last two years, with a 26% rise from the 74 basis points in the quarter ended July 31, 2002 to 93 basis points in the quarter which recently ended:

                                               Wholesale Gain on Sale
                                               ----------------------
                                                   (Basis Points)
Fiscal Quarter Ended           Apr 04      Jan 04      Oct 03     Jul 03      Apr 03      Jan 03     Oct 02    Jul 02
                               ------      ------      ------     ------      ------      ------     ------    ------
Gain on Sale                       93         134         140        106         128         101         88        74


The Gain on Sale in the quarters ended January 31, 2004 and October 31, 2003 were unusually high due to the receipt of forward delivery commitment fee payments from loan buyers which were based on achieving targeted pull-through rates on loans submitted to buyers for rate locking. In the absence of the receipt of these fees, our Gain on Sale for these quarters would have been 108 and 94 basis points, respectively. In the current environment, we expect to continue to earn such fees from time to time, but do not expect such fees necessarily to occur within our regular fiscal quarterly reporting periods. Furthermore, since these forward delivery commitment fees are dependent upon achieving targeted pull-through rates on a total forward delivery commitment, the fee is not earned, nor can it be accrued for, until the forward delivery commitment is completed, and the actual pull-through rate is determined.

Second, despite historically low interest rates, the Company's wholesale originations decreased by 8% in the year just ended as compared to the prior fiscal year. As shown in the previous table titled "Origination Volumes", we experienced a peak in our wholesale origination volumes in the first fiscal quarter of 2004 which corresponded with the historically low interest rate environment. However, as interest rates began to increase, our wholesale origination volumes decreased sharply by the end of the third fiscal quarter.

Third, our retail loan production decreased by 34% and resulted in a decrease in our Production Revenue of approximately 33% for the year ended April 30, 2004 as compared to the prior fiscal year. This decrease is attributable to the increasing interest rate environment during the later part of fiscal 2004 and due to a reduction in our retail sales force. During the prior year, interest rates were at record lows while mortgage activity was at record highs. During this time, many larger well-capitalized institutions were aggressively recruiting experienced mortgage professionals. In some cases, these institutions were offering incentives to experienced mortgage professionals that we did not attempt to match. Due to these market conditions, we experienced a reduction in the total number of retail mortgage producers who work directly with the Company.

Gross Profit Analysis

Gross profits for the fiscal year just ended decreased 7% to $9.2 million from the year earlier period, a lower decrease than our overall total revenue decrease of 22% for the year. Our gross profit was affected by the previously described fees we received on forward delivery commitments of approximately $942,000 during the year ended April 30, 2004 in contrast to approximately $428,000 that we received in fiscal 2003. It was also affected by the 33% decrease in direct expenses, which are primarily made up of commissions and incentives paid to our production staff.

As shown in the table below, we have experienced generally increasing gross margins over the last two years, although there has been quarter-to-quarter variability due to various special factors. The peak gross margin shown in the third fiscal quarter of 2004 was primarily due to forward commitment fees earned in connection with our forward delivery commitments, as described above. In the absence of this adjustment, the gross margin for the year ended April 30, 2004 would have been approximately 52% instead of approximately 55%. On the other extreme, the gross margin in the quarter ended July 31, 2002 was depressed due to the low wholesale originations in that period.

                                            Gross Profit Margin Trends
Fiscal Quarter Ended     Apr 04     Jan 04      Oct 03      Jul 03     Apr 03      Jan 03      Oct 02     Jul 02
                         ------     ------      ------      ------     ------      ------      ------     ------
Gross Profit Margin      56.9%       61.9%      53.7%       52.3%       53.8%      47.1%       43.9%       38.8%


The increasing gross margin trend in the last four quarters reflects the following three factors:

First, our wholesale originations, which have higher gross profitability than retail mortgage originations, have increased from 33% of our total loan originations in our first fiscal quarter of 2003 to 47% of our total loan originations in the recently ended fourth quarter.

Second, we have benefited from changes we made to our product mix as well as from increased market demand for our product types. As a result, our Gain on Sale margin has steadily increased, thus magnifying the effects of the mix factor change.

Third, for the year ended April 30, 2004, our Early Payoff Expense decreased by approximately 75%. This is due to the fact that in fiscal 2003, the Company stopped underwriting asymmetrical mortgages whereby the Company was liable for a prepayment penalty if the loan was refinanced within a certain period, but the borrower was not.

The decline in the Net Warehouse Interest Expense was driven by two factors during the current fiscal year: First, the Company benefited from a decline in short-term borrowing rates that has been proportionately greater than the decline in mortgage lending rates. Second, the Company was able to obtain lower cost facilities with lower interest rates in the year that recently ended when compared to the year earlier period.

Indirect Expense Analysis

Aggregate Indirect Expenses decreased 11% to $7.3 million in the year ended April 30, 2004 when compared to the prior year. The table below presents the Company's Indirect Expense and Components as a percent of revenues over the last two years.

                                           Indirect Expense and Components
                                           -------------------------------
                                             (As a Percent of Revenues)
Fiscal Quarter Ended         Apr 04      Jan 04      Oct 03     Jul 03      Apr 03      Jan 03     Oct 02     Jul 02
                             ------      ------      ------     ------      ------      ------     ------     ------
Total Indirect Expenses      51.1%       57.5%       40.6%       35.9%      33.6%       38.6%       38.9%     47.5%

Selected Components:
Salaries and Benefits        29.1%       34.7%       24.7%       21.5%      19.0%       20.4%       21.1%     27.0%
General and Admin.           16.4%       16.3%       11.4%       10.9%      11.3%       14.5%       13.6%     15.1%


There were two major trends in these comparisons.

First, Salaries and Benefits, our largest single expense and one representing 59% of all of our Indirect Expenses for the year recently ended, were slightly lower by approximately 4% on a year-over-year basis. This is the result of our intense focus on increasing our operating efficiency at all levels.

Second, our General and Administrative expense, representing 30% of all of our Indirect Expenses, decreased approximately $682 thousand in the recently ended year, a 24% decrease. The vast majority of this decrease, approximately $518 thousand, was due to decreased professional fees for our legal bills during the year ended April 30, 2003. These expenses were primarily the result of litigation that was settled in December 2002 between the Company and the sellers of LRS, Inc.

Non-Operating Expense Analysis

Our Non-Operating Expenses consist of two matters:

First, we incur Other Interest Expense. This is interest expense that is not directly associated with our mortgage lending activities (warehouse loans). It results from two obligations. First, the subordinated debt we have incurred to bolster our capital base accounted for approximately $77 thousand of quarterly interest expense during the first two fiscal quarters. This amount was reduced to the current level of approximately $42 thousand by repaying a portion of our subordinated debt and by refinancing a majority of the remaining subordinated debt. Therefore, during the next fiscal year, we expect that interest expense related to the current level of subordinated debt will be approximately $169 thousand. Second, the obligation related to an acquisition we made in 1999, accounts for approximately $30 thousand of quarterly interest expense. By contract, this obligation (principal and accrued interest) will be fully paid during the third calendar quarter of 2004.

The second part of our Non-Operating Expense is labeled "Other Income/Expense". It consists almost entirely of non-cash charges or credits that derive from the application of Statement of Financial Accounting Standard Number 133 relating to the accounting for mortgage loan derivative instruments. This figure will be either positive or negative from quarter to (consecutive) quarter, principally based upon whether or not our locked mortgage pipeline (mortgages where we have committed, or locked in, to a buyer to fund a mortgage for a specific amount at a specific rate) rises or falls from the immediately preceding quarter. Additionally, this amount was significantly impacted during our fourth fiscal quarter under a new accounting pronouncement issued by the SEC. This new pronouncement, Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, required us to change the method that we used to determine the fair value of such commitments and resulted in a significant decrease in the fair value of such instruments.

In the quarter just ended, there was a negative adjustment to this derivative asset of approximately $152 thousand. This is primarily related to the change required under the SEC's new accounting pronouncement during April 2004.

Impairment of Goodwill

In the fourth fiscal quarter of 2004, we were required to evaluate the carrying amount of the goodwill related to the acquisition of LRS, Inc. As noted above, we were involved in litigation related to this purchase which resulted in an increase in the amount capitalized as goodwill during 2004 and 2003. When comparing the increased goodwill amount against the current increasing interest rate environment, we determined that the total amount of goodwill capitalized could not be justified. Therefore, in the fourth fiscal quarter of 2004, we determined that the goodwill was impaired in the amount of $1,049,760.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the Notes to the Financial Statements. These policies have been applied consistently in all material respects and address matters such as: revenue recognition, depreciation methods, loan inventory valuation, asset impairment recognition and stock based compensation and fair value of financial instruments. However, as noted above, we were required to make a change in the way that we determined the fair value of derivative instruments during the fourth fiscal quarter of 2004. While the estimates and judgements associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgements associated with the reported amounts are appropriate in the circumstances.

Change in Fiscal Year

The Company changed its fiscal year end from December 31st to April 30th, effective April 26, 2002.

Liquidity and Capital Resources

In fiscal 2004 the Company's cash resources funded its operations. The Company was able to repay $535,000 of subordinated debt during the year and did not seek or obtain financing to obtain cash resources in fiscal 2004.

The Company's net income of $191,308 generated cash flow of approximately $1,440,042 after adding non-cash items including $97,000 of depreciation, $384,000 of derivative financial instruments, $1,050,000 of goodwill impairment, $9,500 of early payoff provision, and subtracting $291,000 of deferred tax assets. Nonetheless, the Company's unrestricted cash plus investments held-to-maturity increased by almost $750,000. During the year ended April 30, 2004, the Company was able to decrease the amount of restricted cash by $650,000 primarily due to the improved master sale agreements that it was able to obtain. Additionally, during 2004, the Company made $1.2 million in payments to the former owners of LRS, Inc.

Activity on the Company's master sale agreements; that is, mortgage loans originated for sale, net of mortgage loans proceeds from sale, combined with net borrowings and repayments on warehouse notes payable, used approximately $10,300 of cash by virtue of repayment of more than was advanced under these facilities during the fiscal year.

There were several items of income and expense that were recognized but that had not yet had a cash effect. In particular, the Company had decreased accrued expenses and interest, items recognized but not yet paid, of approximately $323,000 and $24,000. Similarly, the Company's accrued receivables, which are typically received within 30 days, decreased by approximately $762,000 reflecting collections of amounts due as of April 30, 2003 as compared to April 30, 2004.

The Company is facing the repayment of a large obligation in fiscal 2005; the payment of the remaining obligation of $639,047 pursuant to the settlement agreement referred to in "Item 3. Legal Proceedings" relating to the acquisition of LRS, Inc. For a further discussion of this matters, refer to Footnote 12 in the audited financial statements and to "Item 3. Legal Proceedings."

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through master sales agreements (or "warehouse facilities"). The size of the Company's master sale agreements is based on the Company's net worth and cash resources. The Company's prior operating losses eroded its net worth and cash position, which has made it more difficult to obtain adequate financing facilities at favorable rates as needed to support further business expansion. As of April 30, 2004, the Company had a total of three financing facilities for a maximum financing capacity of up to $75 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $2 million as of April 30, 2004. As of April 30, 2004 and 2003, the Company was in compliance with all financial and operational covenants. The agreements are renewable on an annual basis, subject to the lenders' evaluation of the Company's financial position at that time. However, despite the fact that the agreements are for a year at a time, other provisions included in the agreements give both the lender and the Company the right to terminate the agreement without cause, either immediately upon notification or with 30 days written notice. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination was to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO, and Maria Kristul, President, have both personally guaranteed the three facilities in place at April 30, 2004. The Company believes that its relationships with its existing lenders are satisfactory at the current time.

To expand its operations, the Company needs to obtain additional financing facilities. The level of financing facilities that the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, we can expect a $15 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $15. Given the improvement in the Company's results during the years ended April 30 2004 and 2003, management will attempt to renegotiate the interest rates it pays on existing financing facilities, and to obtain additional financing facilities at favorable rates. If successful, this will increase the Company's funding capacity as well continuing to improve net interest income (expense), which has been a significant contributor to prior years' operating losses.

Our overall funding strategy is to use committed facilities, summarized as of April 30, 2004:

                                                                Required
                                 Committed     Outstanding        Cash       Interest
Type of Facility                 Facility        Balance        Deposit        Rate             Maturity
----------------                 --------        -------        -------        ----             --------
Master Sale Agreement (1)        $40,000,000    $10,845,146      $1,000,000  5.00%(2)   Annual or 30 days notice
Master Sale Agreement (1)         15,000,000      1,210,300         900,000  3.85%(3)   Annual or 30 days notice
Master Sale Agreement (1)         20,000,000      9,839,242         100,000  2.97%(4)   Annual or 30 days notice
                                  ----------      ---------         -------
Totals                           $75,000,000    $21,894,688      $2,000,000
                                 ===========    ===========      ==========


(1) The Company accounts for the loans underlying these facilities as sold as of April 30, 2004.
(2) The contractual interest rate on this facility is 5.00% or Prime plus 1.00%, whichever is higher.
(3) The contractual interest rate on this facility is the greater of LIBOR or the Federal Funds rate plus 2.75%.
(4) The contractual interest rate on this facility is the greater of LIBOR plus a margin ranging from 2.25% to 2.75%.

Off Balance Sheet Items

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                                   April 30, 2004          April 30, 2003
                                                   --------------          --------------
Commitments to extend credit                         $39,667,350             $90,722,206
Mandatory forward delivery commitments                    -                  $16,000,000


Commitments to extend credit are agreements to lend to a customer in the form of interest rate lock commitments, as long as there is no violation of any condition established in the contract on the part of the customer. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments to extend credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Item 7. Financial Statements

The response to this item is submitted as a separate section. See "Item 13. Exhibits and Reports on Form 8-K".

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding the Company's directors and executive officers:

Name                       Age     Position
Joseph Kristul             56      Chief Executive Officer/Director
Maria Kristul              56      President, Director
Elena Logutova             30      Executive Vice President/Director of Secondary Marketing
Walter Pajares             28      Vice President of Mortgage Operations
Mike Lawson                43      Senior Vice President/Chief Compliance Officer
Jack Thrift                38      Senior Vice President/Chief Financial Officer
Robert A. Forrester        60      Director
Alex Rotzang               59      Director
J. Peter Gaskins           56      Director
Paul Garrigues             48      Director


Joseph Kristul co-founded the Company in 1985, has been a director and officer since that time and has been responsible for the Company's overall management since the Company's inception. At present, Mr. Kristul manages the Company on an overall basis and directly oversees secondary marketing, finance, corporate marketing, investor relations and strategic corporate planning. Beginning in 1995 Mr. Kristul created the Company's wholesale division, developing the Company's base of brokers, which delivers loan product, and implemented systems and controls to manage the quality of the product delivered by brokers. Mr. Kristul graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia, in 1971.

Maria Kristul co-founded the Company in 1985, has been a director and officer since 1991, and has been responsible for the Company's retail division since the Company's inception. The Company's wholesale and retail sales and operations divisions report to Ms. Kristul, as does broker relations. Certain corporate administrative functions such as Human Resources also report to her. Ms. Kristul graduated with a Master of Science in Food Processing Mechanics from the Odessa Physics and Technology University, in Odessa, Russia, in 1971.

Joseph and Maria Kristul are husband and wife.

Elena Logutova, Executive Vice President and Director Secondary Marketing joined the Company in June 1999 and she is in charge of secondary marketing and operations of the business. Ms. Logutova was previously with American Marketing Systems. Ms. Logutova obtained Master of Science in Finance from Golden Gate University.

Walter Pajares, Vice President of Mortgage Operations, joined the company in February 2000 and oversees the day to day mortgage operations. Mr. Pajares was previously with The Money Store where he was a Senior Loan Processor and Senior Loan Closer. Prior to The Money Store, Mr. Pajares worked for the Navy Federal Credit Union in the post-closing department where he was in charge of insurance guaranty for Government loans and also quality assurance for conventional loans. Additionally, while at the Navy Federal Credit Union, he was involved in several projects with Fannie Mae Desktop Underwriting Pilot Program and Servicing projects. Mr. Pajares attended Northern Virginia Community College.

Mike Lawson, Senior Vice President and Chief Compliance Officer, joined the Company in September 1998 and oversees compliance and regulatory areas as well as business development and agency oversight. Mr. Lawson has been in the mortgage business for more than fifteen years and prior to his employment with the Company he was the founder of Golden West Funding, a mortgage banking firm. Mr. Lawson attended Foothill College.

Jack Thrift, Senior Vice President and Chief Financial Officer, joined the Company in January 2004 and oversees the financial and accounting areas. Mr. Thrift was previously with Grant Thornton and Deloitte & Touche where he was a senior assurance manager and where he served several public companies. Mr. Thrift graduated with a Bachelor of Science Degree in Accountancy from the University of Southern California.

Robert A. Forrester became a director of the Company in March 1999 and provides legal counsel to the Company. Mr. Forrester is an attorney and has practiced in his own firm since April 1989. Mr. Forrester is a member of the State Bars of Texas and California and he obtained a Bachelors Degree in Mathematics from San Francisco State University and a Juris Doctorate Degree from the University of Santa Clara.

Alex Rotzang became a director in August 1999. He is Chairman of NoreX Petroleum Limited, an international oil and gas company based in Cyprus and Calgary, Canada. Mr. Rotzang formed NoreX Petroleum Limited in 1994 and has 24 years experience in the oil and gas industry. Mr. Rotzang graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia, in 1971.

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

Paul R. Garrigues became a director of the Company on September 25, 2002, after he resigned his position as Chief Financial Officer. Mr. Garrigues received his Bachelors of Science Degree in Accountancy from the University of Southern California. He is a CPA who spent the first four years of his career with Deloitte & Touche, LLP. Mr. Garrigues has nearly 20 years experience in senior financial management positions in the financial services and real estate development industries. His experience includes serving as the Chief Financial Officer of Monument Mortgage, Inc. from 1992 to 1998, then in 1998 as the Chief Financial Officer of CFI Mortgage, Inc., which in 1999 filed for protection under Chapter 11 of the United States Bankruptcy Code. In 1999 he was the Chief Financial Officer of Aurora Loan Services, from 2000 to 2001 he was the Chief Financial Officer of Valley Construction & Development, which in 2002 filed for protection under Chapter 7 of the United States Bankruptcy Code, and during 2002 he served as the Chief Financial Officer of Fremont Bank and then the Company. In October 2002, he joined a Florida based Federal Savings Bank where he currently serves as the Chief Accounting Officer.

All the directors' terms are for a period of one year and are voted on annually at the Shareholders' Meeting. Current terms will expire on October 1, 2004. None of the directors is currently serving on the Board of Directors of any other reporting entity.

Committees of the Board of Directors

The Company's Board of Directors has established two active committees, the Audit Committee and the Primary Committee.

The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company. The Audit Committee is composed of Messrs. Gaskins, Forrester and Garrigues. Mr. Gaskins is Chairman of the Audit Committee, and Mr. Forrester is the Vice-Chairman. In accordance with the provisions of the Sarbanes-Oxley Act, Mr. Gaskins and Mr. Garrigues are financial experts of the Audit Committee.

The duties of the Primary Committee relate to administration of the 2000 Stock Incentive Plan, and are set forth under the caption 2000 Stock Incentive Plan in
Note 6 to the accompanying financial statements referenced in Item 7 of this report. The Primary Committee is composed of Messrs. Gaskins and Rotzang.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Company's outside directors, Messrs. Forrester, Rotzang, Gaskins and Garrigues, filed Form 5's for the fiscal year ended April 30, 2004 to reflect the annual awarding of stock options pursuant to the Company's 2000 Stock Incentive Plan. Mr. Kristul and Ms. Kristul similarly filed Form 5's. Mr. Thrift's Form 3 reflected the awarding of stock option grants upon his employment in January 2004. Ms. Logutova, Mr. Pajares, and Mr. Lawson each filed Forms 4 during the year ended April 30, 2004; however, their forms were not timely filed.

Code of Ethics

The Company has not yet adopted a Code of Ethics for its principal executive officer, principal financial officer and principal accounting officer. As part of the Sarbanes-Oxley Act of 2002, the Company is reviewing its formal policies with respect to a Code of Ethics, together with the implementation of the other formal requirements of that Act with respect to corporate governance. We expect to implement these requirements prior to the next annual shareholder meeting.

Item 10. Executive Compensation

The following table sets forth certain information concerning the compensation earned during the year ended April 30, 2004 by the Company's Chief Executive Officer, President and Chief Financial Officer for whom disclosure is required:

                                         Summary Compensation Table

                                                               Annual Compensation           Securities
Name and Principal Position                  Fiscal Year        Salary         Bonus     Underlying Options
---------------------------                  -----------        ------         -----     ------------------
Joseph Kristul                                   2004          $200,000          -               -
Chief Executive Officer                          2003           200,000          -            400,000
                                                 2002           200,000          -               -

Maria Kristul                                    2004          $240,000          -               -
President                                        2003           240,000          -            100,000
                                                 2002           240,000          -               -

Elena Logutova                                   2004          $ 72,000       $33,968          50,000
Director of Secondary Marketing                  2003            59,800        13,116          18,750
                                                 2002            52,100         2,710            -

Walter Pajares                                   2004          $ 72,000       $29,324          25,000
Vice President of Mortgage Operations            2003            61,113        12,353          11,250
                                                 2002            48,364          -               -

Mike Lawson                                      2004          $ 91,919          -             25,000
Chief Compliance Officer                         2003            82,706          -             56.250
                                                 2002            87,282          -               -

Jack Thrift                                      2004          $ 71,058          -            200,000
Chief Financial Officer (1)                      2003              -             -               -
                                                 2002              -             -               -

Katey Carroll                                    2004          $ 99,123          -               -
Former Chief Financial Officer                   2003            70,868          -            100,000
                                                 2002              -             -               -


(1) Mr. Thrift's employment with the Company began on January 13, 2004.

The following table sets forth certain information concerning grants of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                           Number of          Percent of Total          Weighted
                          Securities         Options Granted To         Average
                          Underlying            Employees In           Per Share       Expiration
Name                    Options Granted       Fiscal Year (1)        Exercise Price       Dates
----                    ---------------       ---------------        --------------       -----
Joseph Kristul                 0                     0                   $0.00
Maria Kristul                  0                     0                   $0.00
Elena Logutova              50,000                  15.0                 $1.22           9/26/13
Walter Pajares              25,000                   7.5                 $1.22           9/26/13
Mike Lawson                 25,000                   7.5                 $1.22           9/26/13
Jack Thrift                200,000(2)               59.9                 $1.05           01/10/14


(1) During the fiscal year ended April 30, 2004, the Company granted a total of 334,000 options to purchase common stock to its employees, executive officers and directors.
(2) 100,000 of these options will be 100% vested on January 11, 2009, the remaining 100,000 only vest upon a change in control of the Company, as defined.

During the year ended April 30, 2004, Mr. Pajares exercised 2,084 options to purchase common stock of the Company at an exercise price of $0.73. During the year ended April 30, 2004, Mr. Lawson exercised 14,062 options to purchase common stock of the Company at an exercise price of $0.73.

Stock Option Plans

The 1998 Stock Option Plan (the "1998 Plan") provided for the grant to employees, officers, directors, and consultants to the Company or any parent, subsidiary or affiliate of the Company of up to 500,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination, or reclassification of shares. The 1998 Plan provided for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options at the discretion of the Board of Directors or a committee of the Board of Directors (the "Committee"). On February 29, 2000 the Board of Directors discontinued any further option grants under this plan and adopted the 2000 Stock Incentive Plan to replace it. Ms. Kristul has been granted options to acquire 30,000 shares of Common Stock under the 1998 Plan with an exercise price of $7.50. These options expire December 31, 2009.

On February 29, 2000, effective March 1, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") for the grant to employees, officers, directors and consultants to the Company, parent or subsidiary of the Company of up to 750,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination or reclassification of shares. Beginning with calendar year 2000, the number of shares authorized under the plan shall automatically increase by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year. However, in no event shall any such annual increase exceed 400,000 shares. As of April 30, 2004, the total 2000 Plan reserve totaled 1,669,722 shares. No one person may receive options for more than 150,000 shares in aggregate per year under the 2000 Plan.

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

Director Remuneration

The following table sets forth certain information regarding compensation of directors (other than the previously named executive officers) paid for services for the year ended April 30, 2004:

                               Annual                  Consulting
                              Retainer     Meeting     Fees/Other
Name                            Fees         Fees         Fees
----                            ----         ----         ----
Robert A. Forrester           $36,000       $2,000       $9,888
Alex Rotzang                  $12,000       $1,000          -
J. Peter Gaskins              $42,000       $3,500          -
Paul Garrigues                $12,000       $1,000          -

Non-employee directors of the Company receive $1,000 per month for each month the director serves. The director receives an additional $500 for each meeting attended in person, and related travel expenses. Effective November 2002, the Chairman and Vice-Chairman of the audit committee receive an additional $2,500 and $2,000, respectively, for each month served. Each non-employee director receives options to purchase 15,000 shares of Common Stock upon the their appointment to serve as a director and options to purchase an additional 5,000 shares of Common Stock annually upon appointment to serve as a director for the ensuing year provided the individual has been a member of the board of directors for a minimum of five months. Members of the audit committee receive an option for an additional 3,000 shares of Common Stock upon the individual's appointment to the audit committee. The exercise price for the options is the closing price of the Company's Common Stock on the date of the grant. All options may be exercised immediately, but unvested shares/options are subject to repurchase at the exercise price by the Company. The Company's right to repurchase the options with respect to those granted annually ceases with respect to half of the options six months after the date of the grant and, with respect to the balance of the options, after one year. With respect to the options granted a director upon becoming a director, the Company's right to repurchase any options decreases every six months after the date of the original grant with respect to one sixth of such shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership as of April 30, 2004, of the Common Stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each Director of the Company, (c) each Executive Officer, and (d) Directors and Executive Officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him/her:

Name and Address of Beneficial Owner              Number of Shares Owned (1)       Percent Owned (2)
------------------------------------              --------------------------       -----------------

Kristul Family LLC (3) (4)                                2,242,290                      32.84%
401 Taraval Street
San Francisco, CA  94116

Joseph and Maria Kristul (3) (4) (5)                        301,956                       6.35%
401 Taraval Street
San Francisco, CA  94116

Elena Logutova (6)                                           16,197                       0.53%
401 Taraval Street
San Francisco, CA  94116

Walter Pajares (7)                                            4,604                       0.15%
401 Taraval Street
San Francisco, CA  94116

Mike Lawson (8)                                              14,061                       0.46%
401 Taraval Street
San Francisco, CA  94116


                                       26



Jack Thrift                                                   0                           0.00%
401 Taraval Street
San Francisco, CA  94116

Robert A. Forrester (9)                                     115,500                       1.69%
1215 Executive Drive West, Suite 102
Richardson, TX  75081

Alex Rotzang (10)                                            82,500                       1.21%
c/o Conna Investments
1400,350 - 7th Avenue SW
Calgary AB T2P 3N9
Canada

J. Peter Gaskins (11)                                       105,790                       1.55%
8119 Kloshe Ct. South
Salem, OR  97306

Paul Garrigues (12)                                          13,000                       0.19%
2473 SW Murphy Road
Palm City, FL 34990


All Executive Officers and Directors
as a group - 11 persons                                   3,027,661                      44.34%


(1) Includes all beneficially owned shares, and all options which are exercisable in the 60 days following April 30, 2004 in each and any of the Company's stock option programs.
(2) Amounts included in the percentage reflect the number of shares each named individual or group has the right to acquire within 60 days following April 30, 2004.
(3) Joseph Kristul is a managing member of the Kristul Family LLC and the beneficial owner of 42.5% of the shares held by the Kristul Family LLC and is jointly with Maria Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.
(4) Maria Kristul is a managing member of the Kristul Family LLC and the beneficial owner of 42.5% of the shares held by the Kristul Family LLC and is jointly with Joseph Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.
(5) Included in Joseph Kristul's beneficially owned shares are 252,071 options to purchase Common Stock that will vest within 60 days following April 30, 2004. Included in Maria Kristul's beneficially owned shares are 82,079 options to Purchase Common Stock that will vest within 60 days following April 30, 2004.
(6) Included in Ms. Logutova's beneficially owned shares are 9,374 options to purchase Common Stock that will vest within 60 days following April 30, 2004.
(7) Included in Mr. Pajares' beneficially owned shares are 3,541 options to purchase Common Stock that will vest within 60 days following April 30, 2004.
(8) Included in Mr. Lawson' beneficially owned shares are 14,061 options to purchase Common Stock that will vest within 60 days following April 30, 2004.
(9) Included in Mr. Forrester's beneficially owned shares are 103,000 options to purchase Common Stock that will vest within 60 days following April 30, 2004.
(10) Included in Mr. Rotzang's beneficially owned shares are 82,500 options to purchase Common Stock that will vest within 60 days following April 30, 2004.
(11) Included in Mr. Gaskins' beneficially owned shares are 30,000 options to purchase Common Stock that will vest within 60 days following April 30, 2004.
(12) Included in Mr. Garrigues' beneficially owned shares are 9,000 options to purchase Common Stock that will vest within 60 days following April 30, 2004.

On June 4, 2002, the Board of Directors of the Company unanimously granted Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company 's common stock, the vested portion of which (75,000 shares) is included in the beneficial ownership calculation above, at a price of $0.73 per share. The shares are unregistered and the option carries a term of four years from the date granted.

Item 12. Certain Relationships and Related Transactions

Joseph and Maria Kristul have each personally guaranteed the Company's three financing facilities. See "Item 1. Business - Funding of Wholesale Mortgage Loans".

                                       27






For the years ended April 30, 2004 and 2003, the Company paid Mr. Forrester $9,888 and $26,857, respectively, for legal services rendered to the Company.

On December 31, 2001, the Company entered into an agreement with La Luna Costa Blanca, S.L. ("La Luna"), a real estate development company located in Spain, to provide consulting services related to financing and mortgage brokering activity. The Project Manager of La Luna is the sister of Maria Kristul, the Company's President. One payment of $45,000 was received in May 2002 and included in Other Income (Expense) in the fiscal year ended April 30, 2003. No further services have been provided or payments made.

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

On April 4, 2002 the Company loaned Robert A. Shuey, a director of the Company, $25,000, which was to have been repaid on June 4, 2002. This loan bore interest at an annual rate of 10%. Mr. Shuey's board compensation was offset against interest due under this obligation through July 2002, however the principal balance was not paid when due. Subsequent to April 30, 2002 the $25,000 loan went into default and was written off in the year ended April 30, 2003. Mr. Shuey resigned his position as a director effective September 3, 2002.

As of April 30, 2004, Mr. Gaskins was a holder, either directly or beneficially, of the Company's subordinated debt in the aggregate amount of $450,000. This debt carries annual interest of 10% and is scheduled to mature in fiscal 2007.

As of April 30, 2004, Mr. Thrift was a holder, either directly or beneficially, of the Company's subordinated debt in the aggregate amount of $200,000. This debt carries annual interest of 10% and is scheduled to mature in fiscal 2007.



                                       28






Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Financial Statements

The following financial statements are included herewith:

Contents                                                       Page
--------                                                       ----
Report of Independent Certified Public Accountants             F-2
Balance Sheets                                                 F-3
Statements of Operations                                       F-4
Statements of Stockholders' Equity                             F-5
Statements of Cash Flows                                       F-6
Notes to Financial Statements                                  F-7


Exhibit 23.1 - Consent of Burr, Pilger & Mayer, LLP
Exhibit 99.1 - Certification of CEO required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 - Certification of CFO required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed in the fourth quarter of the fiscal year ended April 30, 2004.

None

Item 14. Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2004 by Burr, Pilger & Mayer, LLP:

Audit Fees

Fees for audit services totaled approximately $132,699 in 2004, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $27,700. These services included assistance regarding federal, state and local tax compliance, return preparation and tax inquiries from various jurisdictions.

All Other Fees

Fees for all other services not described above totaled approximately $5,195 in 2004. These services primarily included assistance with respect to evaluating our procedures in the area of human resources.

The audit committee has determined that the provision of human resources evaluation services to us during 2004 by Burr, Pilger & Mayer, LLP is compatible with maintaining their independence.












                                       29






                      TRANSNATIONAL FINANCIAL NETWORK, INC
                                    CONTENTS



Contents                                                       Page
--------                                                       ----
Report of Independent Certified Public Accountants             F-2
Balance Sheets                                                 F-3
Statements of Operations                                       F-4
Statements of Stockholders' Equity                             F-5
Statements of Cash Flows                                       F-6
Notes to Financial Statements                                  F-7







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Transnational Financial Network, Inc.

We have audited the accompanying balance sheets of Transnational Financial Network, Inc. as of April 30, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of April 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer, LLP

San Francisco, California
June 15, 2004

































                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                 BALANCE SHEETS
                          As of April 30, 2004 and 2003

                                                                                              2004              2003
                                                                                              ----              ----
ASSETS

Cash and cash equivalents, unrestricted                                                $ 1,585,034       $ 1,847,996
Restricted cash                                                                          2,000,000         2,650,000
Investments held-to-maturity                                                             1,015,234                 -
Short-term mortgage related receivables, net of allowance for early loan payoff
     penalties of $6,126 and $39,635, respectively                                         448,705         1,171,520
Mortgage loans held for sale                                                               365,918         1,146,049
Deferred tax assets                                                                        291,365                 -
Goodwill                                                                                 3,972,305         4,933,847
Property and equipment, net of accumulated depreciation of
     $885,381 and $996,252, respectively                                                   142,223           170,090
Fair value of derivative financial instruments                                             175,000           559,300
Other assets                                                                               230,901           164,008
                                                                                           -------           -------
TOTAL ASSETS                                                                           $10,226,685       $12,642,810
                                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Warehouse lines of credit                                                              $         -       $   789,445
Accrued interest payable                                                                    35,735           111,511
Accounts payable and other liabilities                                                     615,035           898,569
Income taxes payable                                                                        29,180                 -
Settlement payable                                                                         639,047         1,575,055
Capital lease obligations                                                                   21,522            41,664
Subordinated debt                                                                        1,512,000         2,047,000
                                                                                         ---------         ---------
TOTAL LIABILITIES                                                                        2,852,519         5,463,244
                                                                                         ---------         ---------

STOCKHOLDERS' EQUITY

Preferred stock, no par value: 2,000,000 shares authorized; no shares
     issued or outstanding                                                                       -                 -
Common stock, no par value: 20,000,000 shares authorized; 6,828,160 and
6,760,181
     shares issued and outstanding at April 30, 2004 and 2003, respectively             13,459,474        13,456,182
Accumulated deficit                                                                     (6,085,308)       (6,276,616)
                                                                                        -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                               7,374,166         7,179,566
                                                                                         ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $10,226,685       $12,642,810
                                                                                       ===========       ===========


              See accompanying Notes to these financial statements.

















                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended April 30, 2004 and 2003

                                                                     2004                  2003
                                                                     ----                  ----
Revenue:
Net gain on sale of loans                                     $ 6,874,901           $ 6,758,421
Production income                                               9,637,433            14,288,361
Other income                                                       75,230               134,811
                                                                   ------               -------

Total Revenue                                                  16,587,564            21,181,593
                                                               ----------            ----------

Direct Expenses:
Commissions and production incentives                           5,933,985             9,026,805
Production                                                      1,301,232             1,640,461
Early loan payoff penalties                                        75,000               300,000
Pairoff fee                                                        16,698                36,310
                                                                   ------                ------

Total direct expenses                                           7,326,915            11,003,576
                                                                ---------            ----------

Interest income (expense):
Interest income from loans in warehouse                         1,201,533             1,928,353
Interest expense on warehouse financing                        (1,283,340)           (2,220,674)
                                                               -----------            ---------
Net interest income (expense)                                     (81,807)             (292,321)
                                                                  --------              -------

Gross profit on mortgage activities                             9,178,842             9,885,696

Indirect expenses:
Salaries and benefits                                           4,350,705             4,523,376
General and administrative                                      2,173,568             2,855,780
Occupancy                                                         696,547               756,724
Depreciation and amortization                                      96,507                92,611
                                                                   ------                ------

Total indirect expenses                                         7,317,327             8,228,491
                                                                ---------             ---------

Impairment of goodwill                                         (1,049,760)                    -
                                                                ---------

Operating income                                                  811,755             1,657,205
                                                                  -------             ---------

Nonoperating income (expense)
Other interest expense                                           (406,857)             (392,900)
Other income (expense)                                           (384,300)              262,703
                                                                  -------              --------

Total nonoperating expense                                       (791,157)             (130,197)
                                                                  -------              --------

Income before provision for income taxes                           20,598             1,527,008

Income tax (benefit) provision                                   (170,710)               84,532
                                                                 --------                ------

Net income                                                    $   191,308           $ 1,442,476
                                                                 ========            ==========


Basic net income per share                                          $0.03                 $0.26
Fully diluted income per share                                      $0.03                 $0.25



              See accompanying Notes to these financial statements.






                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2004 and 2003

                                                               Common Stock         Accumulated
                                                         Shares           Amount        Deficit         Total

Balance, May 1, 2002                                  6,760,181      $13,456,182     $(7,719,092)  $5,737,090

Net income for year                                           -                -       1,442,476    1,442,476
                                                        -------          -------      ---------     ---------

Balance, April 30, 2003                               6,760,181       13,456,182      (6,276,616)   7,179,566

Common stock registration costs                               -          (45,000)              -      (45,000)

Issuance of common stock for options exercised           67,979           48,292               -       48,292

Net income for year                                           -                -         191,308      191,308
                                                        -------          -------        -------       -------

Balance, April 30, 2004                               6,828,160      $13,459,474     $(6,085,308)  $7,374,166
                                                      =========      ===========     ============  ==========


              See accompanying Notes to these financial statements.




                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended April 30, 2004 and 2003

                                                                                         2004            2003
                                                                                         ----            ----
Cash flows from operating activities:

Net income                                                                      $     191,308   $   1,442,476
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                       96,507          92,611
    Net change in fair market value of mortgage related derivative                    384,300        (262,703)
instruments
    Impairment of Goodwill                                                          1,049,760               -
    Provision for early payoff penalties                                                9,532               -
    Deferred tax assets                                                              (291,365)              -
Net effect of changes in assets and liabilities:
    Stockholders receivables                                                                -          84,438
    Other assets                                                                      (76,425)        (11,935)
    Accrued interest payable                                                          (24,334)         67,240
    Accounts payable and other liabilities                                           (322,899)        241,733
    Income taxes payable                                                               29,180               -
Net effect of changes in mortgage lending activities:
     Mortgage related short term accounts receivable                                  762,180        (590,718)
     Mortgage loans originated for sale                                         $(612,283,069)  $(664,932,534)
     Proceeds from sales of mortgage loans                                        613,063,200     669,576,800
                                                                                  -----------     -----------

Net cash provided by operating activities:                                          2,587,875       5,707,408
                                                                                    ---------       ---------

Cash flows from investing activities:

Net decrease (increase) in restricted cash                                            650,000      (1,650,000)
Purchases of property and equipment                                                   (68,640)        (71,760)
Purchases of investments held-to-maturity                                          (1,015,234)              -
                                                                                   -----------              -

Net cash (used in) provided by investing activities:                                 (433,874)     (1,721,760)

Cash flows from financing activities:

Warehouse lines of credit - net borrowings (repayments)                              (789,445)     (4,950,922)
Proceeds from stock option exercises                                                   48,292               -
Capitalized stock registration costs                                                  (45,000)              -
Payments on capital lease obligations                                                 (20,142)        (18,152)
Borrowings on subordinated debt                                                       750,000         900,000
Repayments of subordinated debt                                                    (1,285,000)       (810,000)
Payments on settlement payable                                                     (1,075,668)       (335,000)
                                                                                   -----------       ---------

Net cash used in financing activities:                                             (2,416,963)     (5,214,074)

Net decrease in cash and cash equivalents                                            (262,962)     (1,228,426)

Cash and cash equivalents, beginning of period                                      1,847,996       3,076,422
                                                                                    ---------       ---------

Cash and cash equivalents, end of period                                        $   1,585,034   $   1,847,996
                                                                                   ==========      ==========


Supplemental Disclosures
Cash paid during the year for interest:                                         $   2,878,037   $   2,665,660
Cash paid during the year for income taxes:                                     $     174,891   $           0

Schedule of Non Cash Investing and Financing Activities:
Property and equipment acquired with capital leases                             $           0   $      42,388
Goodwill and settlement payable arising from settlement of litigation           $      88,218   $   1,910,055



              See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting
Policies

Nature of Operations

Transnational Financial Network, Inc. (the "Company") was formed in 1985 and is incorporated in the state of California. The Company conducts real estate mortgage banking activities through wholesale branches and retail branches located in California and Arizona. The Company's revenues are derived primarily from the origination and sale of conforming and nonconforming residential real estate loans for placement in the secondary market. The Company's fiscal year end is April 30th.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts on deposit with financial institutions. The Company considers cash equivalents to be short-term, highly liquid investments used in its cash management activities and generally having a remaining maturity of three months or less from the date of purchase. While the Company's cash and cash equivalent balances exceeded FDIC limits at April 30, 2004 and 2003, the Company primarily deals with one large well-known federally insured depository institution.

Restricted Cash

In connection with some of its financing facilities, the Company is required to maintain cash balances on deposit with its warehouse lenders. These amounts are included in restricted cash in the balance sheet and are not available for general corporate purposes. Warehouse lenders typically advance 98% to 95% of the cash required to fund a loan with the 2% to 5% difference (the haircut) coming from the Company's restricted cash deposits. However, these restricted balances are available for use by the Company to cover the funding haircut on loans financed through the related financing facility.

Investments held-to-maturity

Investments held-to-maturity consist of debt securities which the Company has the intent and ability to hold until maturity, which is generally between three to twelve months from the date of purchase. Included in investments held-to-maturity are investments in commercial paper and bank issued certificates of deposit.

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

The Company enters into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding (rate lock commitments). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but which carry rate lock commitments) the Company undertakes certain activities to protect our mortgage position. The Company follows the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate its exposure to interest rate risk on substantially all funded and committed mortgage loans expected to be funded. These forward delivery commitments are either on a "best efforts" or "mandatory basis". The rate lock commitments on pipeline loans in process, and the "mandatory basis" forward sale delivery commitments are recorded at fair value with changes in fair value recorded

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

in current earnings in other income and expense. The Company has not designated its practice of entering into forward delivery commitments as hedging activity within the definition of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

Goodwill

Intangible assets acquired in business combinations, including goodwill, are accounted for under the purchase method of accounting and are recorded at fair value in the Company's balance sheet. In 1999, the Company acquired LRS, Inc. ("LRS") mortgage-banking firm located in Campbell, California. In connection with this transaction, the Company recorded the purchase price in excess of the assets acquired as goodwill. As of April 30, 2003, the Company had recorded goodwill in the net amount of $4,933,847. During the year ended April 30, 2004, the Company recorded an additional amount of goodwill related to this business unit in the amount of $88,218, for a total amount of $5,022,065. The additional amount relates to the final settlement of litigation between the Company and the sellers of this business regarding the total purchase consideration.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. This statement requires that goodwill arising from an acquisition of a business be periodically assessed for impairment rather than amortized on a straight-line basis. Accordingly, the Company annually reviews the carrying value of this goodwill to determine whether impairment, as measured by fair market value, may exist. SFAS No. 142 requires that goodwill assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The determination of impairment of goodwill assets requires significant judgments and estimates. In calculating the impairment charge, the fair value of the LRS business was estimated primarily by using a discounted cash flow methodology that considers various projected cash flows, a discount rate considered appropriate for the risk involved in the business, and anticipated growth rates in various aspects of the business. During the fourth fiscal quarter, the Company performed its annual impairment review for goodwill and recorded a charge in the amount of $1,049,760. This decline is primarily related to an unfavorable determination resulting from the litigation against the Company that required it to capitalize additional amounts associated with the acquisition of the LRS business in excess of amounts originally contemplated. The impairment charge is non-cash in nature and does not affect the Company's liquidity or result in the non-compliance with respect to any master sale agreement covenants.

Property and Equipment
Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the useful lives of the assets or the term of the respective lease, whichever is shorter.

Other Assets

Other assets primarily consist of security deposits for office leases, prepaid insurance, and advances to employees.

Production Income

Production income consists of fees paid to the Company for both retail and wholesale lending by borrowers for the preparation, documentation and underwriting of loans. Wholesale lending fees and related lending transaction costs are deferred until the related loan is sold. Upon sale of the loan, deferred fees, net of costs, are recognized as production income. Retail lending fees are recognized when the loan escrow closes and the Company receives the origination fee proceeds from the title company.

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for transactions with nonemployees based upon the fair value of the goods or services received or the fair value of the stock options awarded, whichever is more reliably measurable. The Company has elected to present the pro forma disclosures of the effect of employee stock-based compensation on net income
(loss) and net income (loss) per share using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Fair value is generally determined using either the quoted market price of the common stock of the Company or a valuation model.

For the years ended April 30, 2004 and 2003, the Company was not required to recognize compensation expense related to stock option grants since the exercise prices were equal to or greater than the fair market value of the Company's stock on the date of grant. The disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation for the time periods indicated are as follows:


                                                                                Years Ended
                                                                  April 30, 2004     April 30, 2003
Net income
    As reported                                                        $ 191,308         $1,442,476
    Deduct:  total stock-based compensation expense
         determined under the fair value based method                   (194,645)          (524,680)
                                                                         -------          ---------
    Pro forma                                                          $  (3,337)        $  917,796
Basic income per common share
    As reported                                                            $0.03              $0.26
    Pro forma                                                              $0.00              $0.16
Diluted income per common share
    As reported                                                            $0.03              $0.25
    Pro forma                                                              $0.00              $0.16


     The fair values of stock options granted during the years ended April 30, 2004 and 2003 were estimated to be $238,693 and $572,259, respectively. These fair values are determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          o Annual Dividend = $0.00
          o Volatility ranging from 99.60% to 139.12%
          o Risk-Free Interest Rate ranging from 4.10% to 2.99%
          o Average Expected Life of 5.0 years

The weighted-average fair value per share was $1.02 and $0.52 for options granted during the years ended April 30, 2004 and 2003, respectively.

Income Taxes

The Company uses the asset and liability method in accounting for deferred income taxes in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement base and the tax base of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Significant estimates include amounts related to mortgage related derivative

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

instruments, income taxes, and the fair value of goodwill. Actual results could differ significantly from those estimates.

New Accounting Statement

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. This statement summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The Company adopted the valuation provisions of SAB No. 105 with respect to its interest rate lock commitments on April 1, 2004. After adopting these provisions, the Company began to measure the fair market value of interest rate lock commitments as the difference between the fair market value of the committed loan on the reporting date as compared to the value of the loan on the commitment date, excluding the service right premium.

Note 2 - Property and Equipment

Major classifications of property and equipment at the dates indicated are summarized as follows:

                                                                              April 30, 2004          April 30, 2003
                                                                              --------------          --------------
           Furniture, fixtures and equipment                                      $  954,425              $1,093,164
           Leasehold improvements                                                     73,179                  73,178
                                                                                      ------                  ------
           Total                                                                   1,027,604               1,166,342
           Less:  Accumulated depreciation and amortization                         (885,381)               (996,252)
           Property and equipment, net                                            $  142,223              $  170,090
                                                                                    ========                ========


Depreciation expense for the years ended April 30, 2004 and 2003 was $96,507 and $92,611, respectively.

Note 3 - Financing Facilities

As of April 30, 2004, the Company had a maximum mortgage loan financing capacity of $75 million through three master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the years ended April 30, 2004 and 2003, the Company was required to repurchase loans in the amount of $29,762 and $140,286, respectively. These loans are included in mortgage loans held for sale in the balance sheet.

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

The first master sale agreement provides a credit facility of $30 million as of April 30, 2004. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. The Company has not used this interim bulge capacity to date. Interest on the $30 million portion of the line is at Prime Rate plus 1.0%, or 5.00%, whichever is higher. Prime was 4.00% at April 30, 2004. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of April 30, 2004 was 5.00%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheets.

The second master sale agreement provides a credit facility of $15 million as of April 30, 2004. Interest on the facility is the greater of LIBOR or the Federal Funds rate plus 2.75%. The rate paid by the Company on this line as

Note 3 - Financing Facilities (continued)

of April 30, 2004 was 3.85%. The Company was required to maintain an interest bearing cash collateral deposit with this lender of $900,000, which has been included as restricted cash in the balance sheets.

The third master sale agreement provides a credit facility of $20 million as of April 30, 2004. Interest on the facility is at LIBOR plus a margin ranging from 2.25% to 2.75%. The rate paid by the Company on this line as of April 30, 2004 was 3.50%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheets.

These three master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice. The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of April 30, 2004, the Company was in compliance with all of its covenants. The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Subordinated Debt

The Company had $1,512,000 and $2,047,000 in subordinated debt outstanding from individual investors at April 30, 2004 and 2003. These notes are interest only and generally mature within 3 years from the date of issuance. This debt is subordinated to the master sale agreements. As of April 30, 2004, the average interest rate on these notes was 11%. As of April 30, 2003, the average interest rate on these notes was 15%. The Company intends to renew these agreements at lower rates when they come due.

The future annual capital repayments of subordinate debt for the fiscal years ended April 30, are as follows:

2005                              $  112,000
2006                              $  400,000
2007                              $1,000,000
                                  ----------
Total                             $1,512,000
                                  ==========

Note 5 - Employee Benefit Plans

On January 1, 1999, the Company established a 401(k) and Profit Sharing Plan (the "1999 Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employee's gross salary limited to the amount of the employee's contribution. The Company contributed $35,422 and $26,465 during the years ended April 30, 2004 and 2003, respectively.

Note 6 - Stock-Based Compensation

As of April 30, 2004, the Company had options outstanding under the programs as described below.

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

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of April 30, 2004, there were a total of 48,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which vested over 4 years, and which expire in August 2008.




Note 6 - Stock-Based Compensation (continued)

Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares. The reserve increased by 171,172, 205,503, 270,407 and 272,640 shares on January 1, 2001, 2002, 2003, and 2004, respectively. As of April 30, 2004, the total number of share options reserved under the Plan was 1,566,639. The options typically vest over four to five years.

As of April 30, 2004, there were 838,072 options outstanding under the 2000 Plan. The weighted-average exercise price of all of the outstanding options as of April 30, 2004 was $2.23, as detailed in the tables below.

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

In January 2004, the Company repurchased 15,104 options with an exercise price of $0.73 from its former CFO in connection with her discontinued employment. These repurchases are included in forfeitures in the table below.

The table below summarizes aggregate activity for all options programs:

                                                              All Option Programs
                                                              -------------------
                                                                              Weighted
                                                                              Average
                                                          Stock               Exercise
                                                         Options               Price
                                                        ------------          --------
Outstanding at May 1, 2002                                 648,941             $3.64
         Grants                                          1,009,000              0.63
         Forfeitures                                      (235,125)             0.73
                                                         ---------              ----
Outstanding at April 30, 2003                            1,422,816             $2.15
         Grants                                            234,000              1.15
         Exercises                                         (67,979)             0.65
         Forfeitures                                      (162,765)             0.68
                                                         ---------              ----
Outstanding at April 30, 2004                            1,426,072             $2.23
                                                         =========


Information about stock options outstanding as of April 30, 2004 is summarized as follows:


                                                      Weighted                      Weighted
                                                       Average                      Average
                                       Average        Exercise                      Exercise
     Range of                         Remaining       Price of                      Price of
     Exercise          Options       Contractual       Options        Options       Options
      Prices         Outstanding    Life in Years    Outstanding    Exercisable   Exercisable
      ------         -----------    -------------    -----------    -----------   -----------
  $0.22 to $1.00       737,854           5.62           $0.73         358,042        $0.74
  $1.01 to $2.00       400,218           7.48           $1.19         178,177        $1.24
      $7.50            288,000           3.93           $7.50         288,000        $7.50
      -----            -------                                        -------
                     1,426,072           5.80           $2.23         577,327        $3.21
                     =========                                        =======


         Note 7 - Capital Stock

         During the years ended April 30, 2004 and 2003, no new common shares were issued other than options exercised.

         As of April 30, 2004, there were 53,000 warrants outstanding with exercise price of $0.55. These warrants were issued to a service provider as remuneration for investor relations services provided to the Company. The expiration date of these warrants is in January 2007.


Note 8 - Net Income Per Share

Basic net income per share is based on net income divided by the weighted-average common shares outstanding. Diluted net income is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities which include stock options and warrants.

The computations of basic and diluted net income per share are as follows:

                                                                         Year Ended
                                                              April 30, 2004    April 30, 2003
                                                              --------------    --------------

Net income                                                           $191,308        $1,442,976

Weighted average number of shares outstanding                       6,796,385         5,624,626
                                                                    ---------         ---------

Basic net income per share                                              $0.03             $0.26
                                                                        =====             =====

Effect of dilutive options                                            289,028            61,491

Diluted weighted average number of shares outstanding               7,085,413         5,686,117
                                                                    ---------         ---------

Diluted net income per share                                            $0.03             $0.25
                                                                        =====             =====


As of April 30, 2004 and 2003, potential dilutive securities of 601,218 and 1,361,325, respectively, have not been included in the calculation of diluted net income per share, because their effects are anti-dilutive.

Note 9 - Income Taxes

The provision for income taxes for the time periods indicated were as follows:

                                Expense (Benefit)

                                                             Year Ended
                                                    April 30, 2004      April 30, 2003
                                                    --------------      --------------
Current
     Federal                                        $   17,768          $     -
     State                                             102,887           84,532
                                                       -------           ------
Total current                                          120,655           84,532
                                                       -------           ------

Deferred
     Federal                                          (240,739)               -
     State                                             (50,626)               -
                                                      --------                -
Total deferred                                        (291,365)               -
                                                      --------                -

Total income tax (benefit) provision                $ (170,710)         $84,532
                                                      ========          =======


The effective federal and state tax rates for the time periods indicated differs from the statutory tax rates as follows:

                                                               Year Ended
                                                    April 30, 2004    April 30, 2003
                                                    --------------    --------------
Federal income tax at statutory rates                   34.0%             34.0%
Valuation allowance                                    (66.0)%           (34.0)%
Federal alternative minimum tax ("AMT") rate             2.0%              0.0%
State income tax at statutory rates                      9.4%              5.5%
                                                         ----              ----
                                                       (20.6)%              5.5%
                                                        =====              ====






Note 9 - Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are approximately as follows:

                                                        April 30, 2004       April 30, 2003
                                                        --------------       --------------
Deferred tax assets:
     Net operating loss carryforwards                     $  2,576,000          $2,821,000
     Goodwill                                                  147,000              46,000
     State taxes                                                26,000              24,000
     Other Assets                                               34,000              28,000
     Allowance                                                  32,000              10,000
     AMT credit                                                 29,000                   -
                                                                ------                   -
Total deferred tax assets                                    2,844,000           2,969,000
                                                             ---------           ---------

Deferred tax liabilities:
     Financial instruments                                     (73,000)           (223,000)
     Property and equipment                                    (12,000)
     Other                                                      (4,000)                  -
                                                               -------                   -
Total deferred tax liabilities                                 (89,000)           (223,000)
                                                              --------           ---------

Net deferred tax asset before valuation allowance            2,755,000           2,746,000
                                                             ---------           ---------

Valuation allowance                                         (2,464,000)         (2,746,000)
                                                            ----------           ---------

Net deferred tax                                          $    291,000          $        -
                                                              ========                  ==


At April 30, 2004 and 2003, the net deferred tax asset is reserved through a valuation allowance. During the year ended April 30, 2004, the Company determined that its valuation allowance should be decreased by approximately $291,000 to reflect the amount of the net operating loss carryforwards that the Company believes will more likely than not be realizeable. Federal and state net operating loss carryforwards of approximately $6,731,000 and $4,700,000 expire at various dates through 2023 and 2014, respectively.

Note 10 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of various classes of financial instruments at April 30, 2004 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange and the use of different market assumptions and/or estimation methodologies could materially affect the estimates. There are no significant differences between the amounts included in the balances as of April 30, 2004 and 2003 and the estimated fair values.

The methodologies used to calculated the fair values of various balance sheet items follow:

Cash and Equivalents

The carrying amount is estimated to approximate market value.

Short-term Mortgage Related Accounts Receivable

These receivables consist primarily of various types of income earned from wholesale and retail loan transactions where the income has been recognized as of April 30, 2004, but where the cash payment has yet to be received. These items usually turn over in less than 30 days after the end of the month, accordingly, the fair value is estimated to approximate the carrying value.



Note 10 - Fair Value of Financial Instruments (continued)

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

Commitments to Extend Credit

Fair value is estimated based upon the difference between the current value of similar loans and the purchase price at which the Company has committed to purchase the loans.

Mandatory Forward Delivery Commitments

The Company utilizes forward commitments to mitigate interest rate risk associated with loans held for sale and commitments to purchase loans. Fair value of these commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the underlying loans.

Financial Liabilities

The fair value of financial liabilities (subordinated debt and master sale agreements) approximate the carrying amount because the terms of the debt are similar to terms currently offered by lenders, or the interest rates are variable based on current market rates.

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

A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of the dates indicated, including financial instruments whose contract amount represents credit risk only is as follows:


Description                                      April 30, 2004        April 30, 2003
-----------                                      --------------        --------------
Commitments to extend credit                       $39,667,350          $90,722,206
Mandatory forward delivery commitments                  -                16,000,000


Commitments to extend credit are contractual agreements entered into with customers in the form of interest rate lock commitments, which must be honored as long as there is no violation of any condition established on the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement.

Note 11 - Significant Group Concentrations of Credit Risk

During the years ended April 30, 2004 and 2003, approximately 92% and 91% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected

Note 11 - Significant Group Concentrations of Credit Risk (continued)

to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of the occurrence of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements. Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. During the years ended April 30, 2004 and 2003, the Company repurchased one and two loans, respectively, from an investor and there were no repurchases from any of its financing facilities.

The Company has a concentration of credit risk with respect to its cash deposits with commercial banks that exceed federally insured limits by approximately $2.1 million.

Note 12 - Settlement Payable

On December 2, 2002, the Company reached a final settlement of the lawsuit between it and the two former principals of LRS, Inc, an entity acquired by the Company in 1999. The Company settled on an amount of the purchase price to be paid to the LRS principals pursuant to the Purchase Agreement ("Agreement"). The Agreement specifies that the final purchase price will be based on the earnings of the LRS operating unit from acquisition date through July 31, 2003. The settlement modified the method used to determine the amount to be paid for the period from November 1, 2002 through July 31, 2003. On a monthly basis, the Company calculates the portion of the current LRS earnings due to the two former principals under the Agreement. The portion that is due increases the balance of the settlement payable and also the amount recorded as goodwill, according to the provisions of SFAS No. 142.

Payment is being made in monthly installments over a period of approximately 22 months, commencing December 2002. For the years ended April 30, 2004 and 2003, $1,200,000 and $335,000 was paid. The obligation accrues interest at a rate of 10% on the unpaid balance. Under the terms of the agreement, the Company makes fixed monthly payments of $100,000 until the entire principal and accrued interest is paid. The total amount payable as of April 30, 2004 and 2003 was $639,047 and $1,575,055, respectively.

Note 13 - Commitments and Contingencies

Operating and Capital Leases

The Company has entered into various operating lease agreements for the rental of office space and capital leases for equipment expiring at various dates through 2009. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The cost basis of the related capital leases was $61,995 as of April 30, 2004 and 2003. The related accumulated depreciation on the capital leases was $20,143 and $18,153 for the years ended April 30, 2004 and 2003, respectively. Aggregate future-minimum lease payments under these agreements are as follows as of April 30, 2004:


                                                      Leases
                                                      ------
                                    Operating                        Capital
                                    ---------                        -------
2005                                 $197,892                        $33,228
2006                                  99,390                               -
                                      ------                         -------
Total                                $816,356                        $33,228
                                     ========                         ------
                      Less:  Interest on Capital Leases              (11,706)
                                                                      ------
         Present value of future minimum lease payments              $21,522
                                                                     =======

Rental expense was $619,785 and $756,724 for the years ended April 30, 2004 and 2003, respectively.

Interest rates on capitalized leases of approximately 15% are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings cannot be determined because of the uncertainties that exist. In the opinion of

Note 13 - Commitments and Contingencies (continued)

management, the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14 - Related Party Transactions

On April 4, 2002 the Company loaned a director of the Company $25,000, which was to have been repaid on June 4, 2002. This loan bears interest at an annual rate of 10%. The director's board compensation was offset against interest due under this obligation through July 2002, however the principal balance was not paid when due; subsequent to April 30, 2002 the $25,000 loan went into default and was written off. The director resigned from the Board effective September 3, 2002.

As of April 30, 2004 and 2003, $450,000 and $150,000 respectively of the Company's subordinated debentures were held by a member of the Board of Directors. As of April 30, 2004, $200,000 of the Company's subordinated debentures were held by an officer of the Company. As of April 30, 2003, $105,000 of the Company's subordinated debentures was held by a retail loan agent of the Company.

A member of the Board of Directors provides legal services to the Company. The Company paid $9,888 and $26,857 in the years ended April 30, 2004 and 2003, respectively, for these services.

On December 31, 2001, the Company entered into an agreement with La Luna Costa Blanca, S.L. ("La Luna"), a real estate development company located in Spain, to provide consulting services related to financing and mortgage brokering activity. The Project Manager of La Luna is the sister of Maria Kristul, the Company's President. One payment of $45,000 was received in May 2002 and included in Other Income (Expense) in the fiscal year ended April 30, 2003. No further services have been provided or payments made.

Note 15 - Subsequent Events

In May 2004, the Company retained an investment-banking firm to assist it in raising up to $8 million in the form of 10 year, 8.5% interest, senior debt. The net proceeds of this private placement, if completed, will be used to improve upon the existing master sale agreement terms and to pursue organic and external growth opportunities.

In May 2004, the Company repurchased 36,800 shares of its common stock at an average price per share of $1.01.

In June and July 2004, the Company amended its $20 million master sale agreement to include provisions for funding sub prime mortgage loans, to reduce a financial covenant, and to reduce the interest rate on the facility from the greater of LIBOR plus a margin ranging from 2.25% to 2.75% to a margin ranging from 1.875% to 2.375%.






















                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Transnational Financial Corporation

         /s/ Joseph Kristul
         ------------------
         Joseph Kristul, Chief Executive Officer

         /s/ Jack Thrift
         ---------------
         Jack Thrift, Chief Financial Officer

         Date: July 16, 2004



















































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

Joseph Kristul        Director          July 16, 2004
Maria Kristul         Director          July 16, 2004
Robert Forrester      Director          July 16, 2004
Alex Rotzang          Director          July 16, 2004
J. Peter Gaskins      Director          July 16, 2004
Paul Garrigues        Director          July 16, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Kristul                 Director          July 16, 2004
Joseph Kristul

/s/ Maria Kristul*                 Director          July 16, 2004
Maria Kristul

/s/ Robert A. Forrester*           Director          July 16, 2004
Robert A. Forrester

/s/ Alex Rotzang*                  Director          July 16, 2004
Alex Rotzang

/s/ J. Peter Gaskins*              Director          July 16, 2004
J. Peter Gaskins

/s/ Paul Garrigues*                Director          July 16, 2004
Paul Garrigues

* by Joseph Kristul pursuant to Power of Attorney dated July 16, 2004