Form 10QSB
period 2004-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2004-09-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal period ended July 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 27, 2004: 6,791,360

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                  July 31, 2004

            Report on Form 10-QSB for the Quarter Ended July 31, 2004

                                    UNAUDITED




TABLE OF CONTENTS                                                 PAGE NUMBER


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets as of July 31, 2004 (Unaudited)
        and April 30,2004...................................................2

     Condensed Statements of Operations for the Three Months
        Ended July 31, 2004 and 2003........................................3

     Condensed Statements of Cash Flows for the Three Months
        Ended July 31, 2004 and 2003........................................4

     Notes to Condensed Financial Statements............................... 5-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................10-16

Item 3.  Controls and Procedures  .........................................17


PART II.  OTHER INFORMATION

Item 2. Changes in Securities..............................................17

Item 3. Exhibits and Reports on Form 8-K...................................17

Signatures.................................................................18

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS

                     as of July 31, 2004 and April 30, 2004
                               ------------------


                               ASSETS                                                         JULY 31,             APRIL 30,
                                                                                                2004                 2004
                                                                                                ----                 ----
                                                                                            (unaudited)

     Cash and cash equivalents, unrestricted                                                $   1,615,416        $  1,585,034
        Restricted cash                                                                         1,100,000           2,000,000
        Investments held-to-maturity                                                            1,015,234           1,015,234
        Short-term mortgage related accounts receivable                                           413,997             448,705
        Mortgage loans held for sale                                                              739,432             365,918
        Deferred tax asset                                                                        291,365             291,365
        Goodwill                                                                                3,972,305           3,972,305
        Property and equipment, net                                                               128,677             142,223
        Fair value of derivative financial instruments                                             17,100             175,000
        Other assets                                                                              170,144             230,901
                                                                                            -------------        ------------
     Total assets                                                                           $   9,463,670        $ 10,226,685
                                                                                            =============        ============

               LIABILITIES    AND    SHAREHOLDERS' EQUITY

   Accrued interest payable                                                                 $      33,353        $     35,735
   Income taxes payable                                                                             8,262              29,180
   Accounts payable and accrued liabilities                                                       547,687             615,035
   Settlement payable                                                                             352,127             639,047
   Capital lease obligations                                                                       15,601              21,522
   Subordinated debt                                                                            1,512,000           1,512,000
                                                                                            -------------        ------------

   Total liabilities                                                                            2,469,030           2,852,519
                                                                                            -------------        ------------

   Shareholders' equity:
      Preferred stock, no par value: 2,000,000 shares authorized; no shares
         issued or outstanding                                                                          -                  -
      Common stock, no par value: 20,000,000 shares authorized; 6,791,360 and  6,828,160  shares  issued  and outstanding at July 31, 2004
            and April 30, 2004, respectively.                                                  13,422,276          13,459,474
   Accumulated deficit                                                                         (6,427,636)         (6,085,308)
                                                                                            -------------        ------------


      Total shareholders' equity                                                                6,994,640           7,374,166
                                                                                            -------------        ------------


      Total liabilities and shareholders' equity                                            $   9,463,670        $ 10,226,685
                                                                                            =============        ============


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                for the three months ended July 31, 2004 and 2003
                               ------------------


  Three Months Ended
                                                                                July 31, 2004    July 31, 2003
                                                                                (unaudited)       (unaudited)

           Revenue:
             Net gain from sale of loans                                        $1,103,141        $2,288,134
             Production income                                                   1,358,721         3,524,214
             Other income                                                           29,525            12,843
                                                                                ----------        ----------

                    Total revenue                                                2,491,387         5,825,191
                                                                                ----------        ----------

           Direct expenses:
             Commissions and production incentives                                 826,879         2,165,029
             Production expense                                                    154,456           458,302
             Pair-off fees                                                           1,500            (3,677)
             Early loan payoff penalties                                             3,500            40,000
                                                                                ----------        ----------
                    Total direct expenses                                          986,335         2,659,654
                                                                                ----------        ----------

           Interest income (expense):
             Interest income from loans in warehouse                               251,987           412,073
             Interest expense on warehouse financing                              (179,417)         (530,471)
                                                                                -----------       -----------

                    Net interest income (expense)                                   72,570          (118,398)
                                                                                ----------        -----------

           Gross profit on mortgage activities                                   1,577,622         3,047,139

           Indirect expenses:
             Salaries and benefits                                                 950,609         1,249,496
             General and administrative                                            559,461           635,943
             Occupancy                                                             173,809           179,449
             Depreciation and amortization                                          18,856            28,420
                                                                                ----------        ----------

                    Total indirect expenses                                      1,702,735         2,093,308
                                                                                ----------        ----------

                    Operating (loss) income                                       (125,113)          953,831
                                                                                -----------       ----------

           Nonoperating income (expense):
             Other interest expense                                                (59,315)         (128,804)
             Other expense                                                        (157,900)          (68,300)
                                                                                -----------       -----------

                    Total nonoperating expense                                    (217,215)         (197,104)
                                                                                ----------        ----------

                    (Loss) income before income taxes                             (342,328)          756,727

           Income tax provision                                                          -            42,000
                                                                                ----------        ----------

                    Net (loss) income                                           $ (342,328)       $  714,727
                                                                                ===========       ==========

           Net (loss) income per share
                    Basic                                                       $   (0.05)        $    0.11
                    Diluted                                                     $   (0.05)        $    0.10

           Weighted average shares outstanding
                    Basic                                                        6,794,787         6,762,321
                    Diluted                                                      6,794,787         6,945,663




              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                for the three months ended July 31, 2004 and 2003
                               ------------------


                                                                                                        Three Months Ended
                                                                                                   July 31, 2004   July 31, 2003
                                                                                                    (unaudited)     (unaudited)
 Cash flows from operating activities:
 Net (loss) income                                                                               $    (342,328)    $    714,727
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
    Depreciation and amortization                                                                       18,856           28,420
    Net change in fair market value of financial derivatives                                           157,900           68,300
    Provision for early payoff penalties                                                                 3,500           40,000
    Net effect of changes in assets and liabilities:
      Other assets                                                                                      57,256           24,834
      Accrued interest payable                                                                          (2,382)           3,414
      Income tax payable                                                                               (20,918)          44,267
      Accounts payable and accrued liabilities                                                         (67,348)         (73,686)

    Net effect of changes in mortgage loans activity:
      Mortgage related short-term accounts receivable                                                   34,708          443,927
      Mortgage loans originated for sale                                                           (97,672,404)    (247,312,488)
      Mortgage loans proceeds from sale                                                             97,298,890      247,391,561
                                                                                                 -------------     ------------

          Net cash (used in) provided by operating activities                                         (534,270)       1,373,276
                                                                                                 --------------    ------------

 Cash flows from investing activities:
    Property and equipment purchases                                                                    (5,309)         (47,924)
    Decrease in restricted cash                                                                        900,000                -
                                                                                                 -------------     ------------

          Net cash provided by (used in) investing activities                                          894,691          (47,924)
                                                                                                 -------------     ------------

 Cash flows from financing activities:
      Warehouse notes payable-net repayments                                                                 -         (325,327)
      Payments on settlement payable                                                                  (286,920)        (300,000)
    Proceeds from stock option exercise                                                                      -           10,265
    Payments on capital lease obligations                                                               (5,921)          (4,550)
    Borrowings on subordinated debt                                                                          -          200,000
    Payments on subordinated debt                                                                            -         (200,000)
    Repurchases of common stock                                                                        (37,198)               -
                                                                                                 --------------    ------------

          Net cash used in financing activities                                                       (330,039)        (619,612)
                                                                                                 -------------     ------------

 Net increase in cash and cash equivalents, unrestricted                                                30,382          705,740
                                                                                                 -------------     ------------

 Cash and cash equivalents, unrestricted, beginning of period                                        1,585,034        1,847,996
                                                                                                 -------------     ------------

 Cash and cash equivalents, unrestricted, end of period                                          $   1,615,416     $  2,553,736
                                                                                                 =============     ============

 Cash paid during the period for:
      Interest                                                                                   $     225,532     $    564,452
    Income taxes                                                                                        20,918           85,000

 Schedule of non-cash investing and financing activities:
    Increase in goodwill and settlement payable                                                              -           88,218



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

     NOTE 1       General

     The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three month periods ended July 31, 2004 and 2003, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2004. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three months ended July 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     NOTE 2       Summary of Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including the depreciable lives of assets, the fair value of goodwill and financial derivatives, the realizable portion of deferred tax assets, that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers cash equivalents to be short-term, highly liquid investments used in its cash management activities and generally having a remaining maturity of three months or less from the date of purchase.

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

     Stock-Based Compensation - The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 has been incorporated into these financial statements and accompanying footnotes.

     The following table illustrates the effect on net (loss) income that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

     NOTE 2       Summary of Significant Accounting Policies - continued

      Stock-Based Compensation - continued
                                                                     Quarter Ended
                                                             --------------------------
                                                              July 31,        July 31,
                                                                2004            2003
                                                              --------       --------
                Net (loss) income:
                  As reported                                 $ (342,327)   $   714,727

                  Pro forma                                   $ (391,637)   $   641,357

                Basic (loss) income per common share:
                  As reported                                 $   (0.05)    $     0.11
                  Pro forma                                   $   (0.06)    $     0.09
                Diluted (loss) income per common share:
                  As reported                                 $   (0.05)    $     0.10
                  Pro forma                                   $   (0.06)    $     0.09

     There were no option grants during the quarters ended July 31, 2004 or 2003.

     NOTE 3       Financing Facilities

     As of July 31, 2004, the Company had a maximum mortgage loan financing capacity of $60 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

     In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the fiscal three month period ended July 31, 2004, the Company was required to repurchase one loan in the amount of $263,646 that it resold during the quarter for a loss of approximately $14,500. The Company was not required to repurchase any loans during the fiscal three month period ended July 31, 2003.

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

     The first master sale agreement provides a credit facility of $30 million as of July 31, 2004. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. The Company has not used this interim bulge capacity to date. Interest on the $30 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 4.25% at July 31, 2004. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of July 31, 2004 was 4.25%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheets.

     The second master sale agreement provides a credit facility of $20 million as of July 31, 2004. Interest on the facility is at LIBOR plus a margin ranging from 1.875% to 2.375%. The rate paid by the Company on this line as of July 31, 2004 was 3.15%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheets.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice. These financing facilities have various financial and operational covenants with which the Company must comply. As of July 31, 2004, the Company was not in compliance with one of its financial covenants, which requires the Company to maintain profitability on a quarterly basis. However, the lender has agreed that it will not discontinue this facility due to this default. The CEO and the President of the Company have both personally guaranteed the above financing facilities.

NOTE 4 Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

NOTE 5 Subordinated Debt

As of July 31, 2004, the Company had $1,512,000 of subordinated debentures outstanding. Of the total amount, $1,112,000 bears interest at 10% and $400,000 bears interest at 15%. Subordinated debt interest expense of $44,200 and $76,763 was incurred in the fiscal periods ended July 31, 2004 and 2003, respectively.

NOTE 6 Settlement Payable

This obligation arises from the December 2002 settlement of litigation related to the purchase price of the Campbell branch (formerly LRS, Inc.). The balance of the obligation includes unpaid principal and accrued interest. Pursuant to the Settlement Agreement, the Company is making monthly payments of $100,000 and will continue doing so until the debt is fully paid in November 2004. Interest accrues at an annual rate of 10% on the unpaid balance.

NOTE 7 Stock Option Programs and Warrants to Purchase Common Stock

As of July 31, 2004, the Company had options outstanding under the programs described herein.

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

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of July 31, 2004, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which vested over 4 years, and which expire in August 2008.

Under the 2000 Plan, a total of 750,000 shares were initially reserved. The options typically vest over four to five years. As of July 31, 2004, there were 874,322 options outstanding under the 2000 Plan. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

NOTE 7 Stock Option Programs and Warrants to Purchase Common Stock - continued

Accordingly, the following table is a roll forward of the share reserve limit through July 31, 2004:

                                             Number of Options
Initially Reserved                                          750,000
January 1, 2001                                             171,172
January 1, 2002                                             205,503
January 1, 2003                                             270,407
January 1, 2004                                             272,640
                                                            -------
Reserve amount at July 31, 2004                           1,669,722
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

The table below summarizes aggregate activity for all options programs for the fiscal period ended July 31, 2004:

                                                              All Programs
                                                        -----------------------
                                                                        Weighted
                                                                        Average
                                                        Stock           Exercise
                                                        Options         Price
                                                        -----------     --------
       Outstanding at April 30, 2004:                     1,446,072     $  2.07
          Grants                                                 --
          Forfeitures                                       (13,750)       0.73
          Exercises                                              --
                                                          ---------
       Outstanding at July 31, 2004                       1,432,322        2.08
                                                          ---------



As of July 31, 2004, there were 53,000 warrants to purchases share of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

NOTE 9 Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net
(loss) income per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the period ended July 31, 2004, the effect of including potentially dilutive securities in the calculation of diluted net loss per share was antidilutive. For the three months ended July 31, 2003, the effect of including potentially dilutive securities in the calculation of diluted net income per share decreased basic earnings per share by $0.01 per share. Potentially dilutive securities were 748,104 and 644,938 as of July 31, 2004 and 2003, respectively.

                     TRANSNATIONAL FINANCIAL NETWORK, INC.

NOTE 10 Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of July 31, 2004 and April 30, 2004, including financial instruments whose contract amount represents credit risk only is as follows:

                                          July 31, 2004         April 30, 2004
                                          -----------------     ---------------
                                          -----------------     ---------------
 Commitments to extend credit             $     26,374,496      $39,667,350
 Mandatory forward delivery commitments          5,200,000               --


Commitments to extend credit are contractual agreements entered into with customers to fund mortgage loans, which remain valid as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $2,600 and $175,000 at July 31, 2004 and April 30, 2004, respectively.

The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement. If the Company cannot deliver the agreed-upon loans into the commitment by the expiration date, the Company is subject to a financial penalty ("pair-off fee"). The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $14,500 and $0 at July 31, 2004 and April 30, 2004, respectively.

NOTE 11 Subsequent Event

Subsequent to July 31, 2004, the Company refunded $200,000 of subordinated debt which carried interest at 15%. The Company also issued $44,000 in new subordinated debt which carries interest at 10% aand which has terms that are similar to its existing subordinated debt.

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

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, we maintain Net Branches in association with local mortgage brokerage companies. As of July 31, 2004, we had two Net Branches, one in San Diego, California and one in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting Net Branches from our branch network on an opportunistic basis in the future.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco and Tustin, California as well as Phoenix, Arizona. The Company operates in one business segment - mortgage banking.

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

                      Transnational Financial Network, Inc.
                       Condensed Statements of Operations
                                 and Production

                                   (Unaudited)

                                                   For the 3 Months Ended

                                                    July 31,     July 31,             % Change
                                                        2004         2003       Increase  (Decrease)
----------------------------------------------------------------------------------------------------

Revenue:
    Net gain on sale of mortgages                 $1,103,141   $2,288,134       (52)%
    Production revenue                             1,358,721    3,524,214       (61)%
    Other revenue                                     29,525       12,843       130 %
                                                  ----------   ----------

                 Total revenue                     2,491,387    5,825,191       (57)%

Direct expense:
    Commission and production incentives             826,879    2,165,029       (62)%
    Production expense                               154,456      458,302       (66)%
    Pair-off fees                                      1,500       (3,677)         nm
    Provision for early payoff penalties               3,500       40,000       (91)%
                                                  ----------   ----------

                 Total direct expense                986,335    2,659,654       (63)%

Net interest income (expense)
    Interest income on loans in warehouse            251,987      412,073       (39)%
    Interest expense on loans in warehouse          (179,417)    (530,471)      (66)%
                                                  ----------   ----------

                 Net interest income (expense)        72,570     (118,398)         nm
                                                      ------   ----------

Gross profit on mortgage activities                1,577,622    3,047,139       (48)%

Indirect expense
    Salaries and benefits                            950,609    1,249,496       (24)%
    General and administrative                       559,461      635,943       (12)%
    Occupancy                                        173,809      179,449        (3)%
    Depreciation                                      18,856       28,420       (34)%
                                                  ----------   ----------

                 Total indirect expense            1,702,735    2,093,308       (19)%
                                                  ----------   ----------

                 Operating income (loss)            (125,113)     953,831          nm

Non-operating income (expense):
     Other interest expense                          (59,314)    (128,804)      (54)%
     Other income (expense), including
       SFAS 133 adjustment                          (157,900)     (68,300)      131 %
                                                  -----------  ----------

            Total non-operating income (expense)    (217,214)    (197,104)       10 %
                                                  ------------ ----------

Income (loss) before taxes                          (342,327)     756,727          nm

Provision for income taxes                                --       42,000          nm
                                                  ----------   ----------

                 Net income (loss)                $ (342,327)  $  714,727          nm
                                                  ===========  ==========


Production ($ millions):

Wholesale                                         $   98       $ 247            (60)%
Retail                                                83         216            (62)%
                                                  ------       -----
    Total production                              $  181       $ 463            (61)%
                                                  ------       -----

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                                              Origination Volumes
                                                                  ($ millions)

Fiscal Quarter Ended     7-31-04    4-30-04    1-31-04  10-31-03    7-31-03   4-30-03  1-31-03  10-31-02    7-31-02
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

Wholesale                $   98     $  128     $ 102   $   134    $   247    $   194   $   198   $   179    $   95
Retail                       83        144        88       216        216        244       234       244       195
                         ------     ------     -----   -------     ------    -------   -------   -------    ------

Total                    $  181     $  272     $ 190   $   463    $   463    $   438   $   432   $   423    $  290
                         ======     ======     =====   =======    =======    =======   =======   =======    ======



FISCAL QUARTER JULY 31, 2004 COMPARED TO FISCAL QUARTER ENDED JULY 31, 2003 AND FISCAL QUARTER ENDED JULY 31, 2002

Revenue Analysis

Total revenues for the fiscal period ended July 31, 2004 decreased 57% to $2.5 million from $5.8 million in the year earlier period. This decrease occurred while aggregate loan originations for the Company decreased 61% in the fiscal period ended July 31, 2004 as compared to the year earlier period. The year-over-year change in our total revenues were subject to two dominant influences:

First, wholesale originations decreased 61% in the quarter recently ended when compared to the like period a year ago. Our originations in the year ago period were at a peak level due to the historically low interest rate environment. However, although our wholesale originations were 61% lower, our revenues from the gain on sale of mortgage loans decreased by 51%. The fact that our revenues did not decrease as much as our originations indicates that we improved the gain on sale percentage that we earned on our originations. For the fiscal period ended July 31, 2004, our gain on sale was 113 basis points versus 93 basis points in the comparable prior period. This improvement principally reflects two ongoing efforts by the Company, including the change to our product mix, which we began implementing in the third quarter of 2001 and a new program that we tested in July 2004 to use our available cash to originate small pools of mortgage loans in order to sell the entire pool for a higher yield than we normally achieve when we sell loans to mortgage investors one by one.

As shown in the table below, we have increased our gain on sale over the last two years, with a 53% rise from the 74 basis points in the quarter ended July 31, 2002 to 113 basis points in the quarter which recently ended.

                                               Wholesale Gain on Sale
                                               ----------------------
                                                   (Basis Points)
Fiscal Quarter Ending      7-31-04   4-30-04  01-31-04   10-31-03   7-31-03    4-30-03    1-31-03   10-31-02    7-31-02
                           -------   -------  --------   --------   -------    -------    -------   --------    -------
Gain On Sale               113       93       134        140        106        128        101       88          74

Our gain on sale margin experienced significant increases in several quarters primarily due to fees that we receive when we fulfilled our obligations in forward delivery commitments that we entered into. The gain one sale in the quarters ended January 31, 2004 and October 31, 2003 were higher due to the receipt of such forward delivery fees. In the absense of such fees, the gain on sale in those quarters would have been 108 and 94. In the current environment, we expect to continue to earn such bonuses from time to time, but do not expect such bonuses necessarily to occur at regular intervals within our fiscal quarterly reporting periods. Furthermore, since the bonus levels are dependent upon achieving a targeted pull-through rate on a total forward delivery commitment, the bonus is not earned, nor can it be accrued for, until the forward delivery commitment is completed, and the actual pull-through rate is determined. Finally, we also experienced a higher gain on sale during the three months ended July 31, 2004 due to the implementation of a program to use our available cash to originate small pools of mortgage loans in order to sell the entire pool for a higher yield than we normally achieve when we sell loans to mortgage investors one by one.

Second, our retail loan originations decreased by 61% in the quarter just ended when compared to the like quarter a year ago. This acted as a brake on our total year-over-year revenue growth. While we continue to add loan officers to our retail operations, we have not targeted it for growth as aggressively as we have our wholesale operations. This is because our wholesale operations are substantially more profitable.

Gross Profit Analysis

Gross profits for the quarter just ended decreased by 61% when compared to that earned in the year ago period. However, our gross margin increased from 52% to 63%, reflecting our highest gross margin in the last nine quarters. This is primarily attributed to the increased gain on sale that we have achieved in the three months ended July 31, 2004 through our efforts to originate higher yielding mortgage loan products and our effort to originate and sell mortgage loans in bulk.

As shown in the table below, we have experienced generally increasing gross margins over the last two years, although there has been quarter-to-quarter variability due to various factors, including changes in interest rates, our product mix, and our secondary marketing effectiveness. The peak gross margin shown in the first quarter of 2005 was primarily due to an increased focus on wholesale production rather than retail production due to the higher margins.

                                           Gross Profit Margin Trends
                                           --------------------------
Fiscal Quarter Ending     7-31-04    4-30-04   1-31-04   10-31-03   7-31-03    4-30-03    1-31-03   10-31-02   7-31-02
                          -------    -------   -------   --------   -------    -------    -------   --------   -------
Gross Profit Margin       63.3%      56.9%     61.9%     53.7%      52.3%      53.8%      47.1%     43.9%      38.8%

The increasing gross margin trend in the last four quarters principally reflects the following two factors:

First, our wholesale originations, which have higher gross profitability than retail mortgage originations, have increased from 32% of our total loan originations in the first fiscal quarter two years ago to 54% of our total loan originations in the recently ended first quarter.

Second, as previously discussed, we have benefited from changes we made to our product mix as well as from increased demand from investors in our Alt-A mortgage loans. As a result, our Gain on Sale margin has steadily increased, thus magnifying the effect of the mix factor change.

Indirect Expense Analysis

Aggregate Indirect Expenses decreased 19% to $1.7 million in the quarter ended July 31, 2004 when compared to the like period a year earlier. As shown in the table below, the Company has driven its Operating Expenses as a percent of revenues materially lower over the last two years.

                                            Indirect Expense and Components
                                            -------------------------------
                                              (As a Percent of Revenues)

Fiscal Quarter Ending     7-31-04  4-30-04   1-31-04   10-31-03    7-31-03   4-30-03   1-31-03  10-31-02    7-31-02
                          -------  -------   -------   --------    -------   -------   -------  --------    -------
Total Indirect Expenses    68.3%    51.1%     57.5%      40.6%      35.9%      33.6%    38.6%     38.9%      47.5%

Selected Components
Salaries and Benefits      38.1%    29.1%     34.7%      24.7%      21.4%      19.0%    20.4%     21.1%      27.0%
General and Admin.         22.5%    16.4%     16.3%      11.4%      10.9%      11.3%    14.5%     13.6%      15.1%


While our year-over-year comparisons reflect a decrease in the dollar amount of indirect expenses, the ratio of indirect expenses and the selected components reflect a significant percentage increase primarily due to the decline in revenues, which decreased during the last fiscal quarter and during the last fiscal year.

General and Administrative expenses have stabilized at the current absolute level, and we do not expect them to change materially from here.

As a result, if our revenues taper off in response to the recent rise in interest rates, we expect that our Indirect Expenses, as a percent of our Revenues, will continue to increase.

Non-Operating Expense Analysis

Our Non-Operating Expenses consist of two types.

First, we incur Other Interest Expense. This is interest expense that is not directly associated with our mortgage lending activities (warehouse loans). It results from two obligations. First, the subordinated debt we have incurred to bolster our capital base accounts for approximately $42 thousand of quarterly interest expense. Second, the obligation related to an acquisition we made in 1999 accounts for approximately $15 thousand of quarterly interest expense. By contract, this latter obligation (principal and accrued interest), of which we owed $352,127 as of July 31, 2004, will be repaid in full during November 2004. We have been required to make payments in the amount of $100,000 per month under the settlement agreement and the fulfillment of this obligation in November 2004 is expected to substantially increase our cash flows.

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

In the quarter just ended, there was a negative adjustment to this Statement of Financial Accounting Standards ("SFAS") No. 133 asset of approximately $158,000. This reflects the fact that our locked pipeline decreased in size at July 31, 2004, compared to what it was at April 30, 2004.

Liquidity and Capital Resources

Our operations are funded through internally generated funds and with warehouse lines of credit (as set forth below) providing the funding necessary to fund mortgage loans pending the mortgage loan's resale to investors. Our unrestricted cash position for the three months ended July 31, 2004, increased by $30,382. However, our restricted cash balance decreased by $900,000 during the same period. The most significant factors affecting our cash flow are summarized below.

Operational cash flows for the three months ended July 31, 2004.

With the exception of income taxes payable and non-cash accruals, the cash effect reflected in our statement of operations is usually realized within 30 days of the close of the accounting period. Accordingly, by adding depreciation of $18,856, the change in the fair value of financial derivatives of $157,900, and the provision for early payoff penalties of $3,500, (each of which are adjustments that do not have a cash effect), to net loss of $342,328, we used $162,072 in cash in operations for the three month period ended July 31, 2004.

Included in this $162,072 use of cash from operations are reductions in various current liabilities and a change in other assets for an additional $33,392 use of cash.

Cash flows related to mortgage loan-financing activities.

Our mortgage loans are funded through Master Sale Agreements. When we fund a loan utilizing Master Sales Agreement facilities, the loan is considered sold to the lending facility, therefore the asset and liability related to loans funded in this manner do not appear on our balance sheet. We used $338,806 in cash in our mortgage loan financing activities during the three month period ended July 31, 2004, primarily related to our program to fund pools of mortgage loans to sell in bulk.

Cash flows related to investing activities.

During the three months ended July 31, 2004, we restructured one of our Master Sale Agreements so that we were able to obtain our $900,000 security deposit under the arrangement, which was previously included in restricted cash.

Cash flows related to financing activities

In December 2002 we settled certain litigation related to our acquisition of LRS, Inc. The settlement requires us to pay the former principals of that entity $100,000 per month, three of which were made in the quarter ended July 31, 2004, which reduced the principal amount by $286,920. At July 31, 2004, we owed $352,127 on this obligation.

In addition, in the three month period ended July 31, 2004, we refinanced $112,000 of subordinated debt from 15% to 10%. This subordinated debt will mature in three years.

Finally, during May 2004, we repurchased 36,800 shares of the Company's common stock at a total cost of $37,198 under a stock repurchase program that had been authorized by the Board of Directors during December 2003.

Summary of Financing Facilities

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of July 31, 2004, the Company had a total of two financing facilities for a maximum financing capacity of up to $60 million.

     The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $1.1 million. As of July 31, 2004, the Company was not in compliance with one of its financial covenants, which requires the Company to maintain profitability on a quarterly basis. However, the lender has agreed that it will not discontinue this facility due to this default.The agreements are renewable on an annual basis, subject to the lenders' evaluation of the Company's financial position at that time. However, despite the fact that the agreements are for a year at a time, other provisions included in the agreements give both the lender and the Company the right to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination were to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO, and Maria Kristul, President, have both personally guaranteed the two facilities in place at July 31, 2004. The Company believes that its relationships with its existing lenders is satisfactory at the current time.

To expand its operations, the Company needs to obtain additional warehouse lines of credit or additional financing facilities. The level of financing facilities the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, we can expect a $15 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $15. Given the improvement in the Company's cash flow from operations during the last two years, management was able to renegotiate the interest rates it pays on its facilities. We will negotiate for more favorable terms from our other lenders, as well as seek to obtain additional financing facilities at favorable rates. If successful, this will increase the Company's funding capacity as well as continue to improve net interest income (expense), which has been a contributor to prior years' operating losses.

Our overall funding strategy is to use committed facilities, summarized as of July 31, 2004:

                             Committed      Outstanding        Required      Interest Rate
Type of Facility               Facility        Balance       Cash Deposit    July 31, 2004     Maturity
----------------             -------------  ------------     ------------    -------------     --------

Master sales agreement (1)   $40,000,000    $ 9,924,852     $1,000,000         4.25%(2)       Annual or 30 days notice
Master sales agreement (1)    20,000,000      6,783,129        100,000         3.15%(3)       Annual or 30 days notice

Totals                       $60,000,000    $16,707,981     $1,100,000
                             ===========    ===========     ==========

(1) The Company accounts for the loans underlying these facilities as sold as of July 31, 2004.
(2) The contractual interest rate on this facility was 3.99% or Prime, whichever is greater.
(3) The contractual interest rate on this facility is one month LIBOR plus a margin ranging from 1.875% to 2.375%.

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                                  July 31,            April 30,
                                                    2004                2004
                                            -----------------------------------

Commitments to extend credit                $     26,374,496       39,667,350
Mandatory forward delivery commitments             5,200,000               --

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


PART 2. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES


On December 17, 2003, the Company announced that our Board of Directors had approved a share buy-back plan of up to 250,000 shares, or 3.7% of the Company's total shares outstanding. On May 6, 2004, the Board of Directors approved an extension of the date of this plan to December 31, 2004 from the originally schedule termination date of June 30, 2004.

During the month ended May 31, 2004 we repurchased 36,800 shares of the Company's common stock for an average price of $1.01. We did not repurchase any shares during the months ended June and July 2004. Under the terms of the share by-back plan, we may repurchase a maximum amount of 213,200 additional shares before the termination date of December 31, 2004, unless otherwise extended by the Board of Directors.


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


                                           Transnational Financial Network, Inc.

Date: September 14, 2004                /s/ Joseph Kristul
      ------------------                ------------------------------------
                                        Joseph Kristul, Chief Executive Officer


Date: September 14, 2004                /s/ Jack Thrift
      ------------------                ------------------------------------
      Jack Thrift                       Chief Financial Officer