Form 10QSB
period 2004-10-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2004-12-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended October 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

                         Commission file number: 1-14219

                      Transnational Financial Network, Inc
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                     94-2964195
------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


      401 Taraval Street, San Francisco, CA                        94116
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (415) 242-7800
                        --------------------------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 9, 2004: 6,791,360

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                October 31, 2004

                                    UNAUDITED




TABLE OF CONTENTS                                                   PAGE NUMBER


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of October 31, 2004
         (Unaudited) and April 30, 2004 ..................................2

         Condensed Statements of Operations for the  Three and
         Six Months Ended October 31, 2004 and 2003.......................3

         Condensed Statements of Cash Flows for the Six Months
         Ended October 31, 2004 and 2003..................................4

         Notes to Condensed Financial Statements......................5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................10 - 27

Item 3.  Controls and Procedures  .......................................28


PART II.  OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K................................29

Item 4.  Submission of Matters to a Vote of Security Holders.............29

Signatures...............................................................30

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS

                    as of October 31, 2004 and April 30, 2004
                               ------------------

                            ASSETS                                                        OCTOBER 31,            APRIL 30,

                                                                                             2004                  2004
                                                                                             ----                  ----
                                                                                          (unaudited)


  Cash and cash equivalents, unrestricted                                                $   1,343,135        $  1,585,034
  Restricted cash                                                                            1,100,000           2,000,000
  Investments held-to-maturity                                                                 100,000           1,015,234
  Short-term mortgage related accounts receivable                                              568,697             448,705
  Mortgage loans held for sale                                                               1,381,202             365,918
  Deferred tax assets                                                                          291,365             291,365
  Goodwill                                                                                   3,972,305           3,972,305
  Property and equipment, net                                                                  114,192             142,223
  Fair value of derivative financial instruments                                                50,100             175,000
  Other assets                                                                                 149,002             230,901
                                                                                         -------------        --------------

         Total assets                                                                    $   9,069,998        $ 10,226,685
                                                                                         =============        ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

  Warehouse lines of credit                                                              $     159,263        $          -
  Accrued interest payable                                                                      29,063              35,735
  Accounts payable and accrued liabilities                                                     506,608             615,035
  Income taxes payable                                                                           8,262              29,180
  Settlement payable                                                                            74,444             639,047
  Capital lease obligations                                                                      9,277              21,522
  Subordinated debt                                                                          1,256,000           1,512,000
                                                                                         -------------        ------------

         Total liabilities                                                                   2,042,917           2,852,519
                                                                                         -------------        ------------



  Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares authorized; no shares
         issued or outstanding                                                                       -                   -
  Common stock, no par value: 20,000,000 shares authorized;  6,791,360 and 6,828,160 shares issued and outstanding at October 31,
         and April 30, 2004, respectively.                                                  13,422,276          13,459,474
  Accumulated deficit                                                                       (6,395,195)         (6,085,308)
                                                                                         --------------       -------------

         Total shareholders' equity                                                          7,027,081           7,374,166
                                                                                         -------------        ------------


         Total liabilities and shareholders' equity                                      $   9,069,998        $ 10,226,685
                                                                                         =============        ============


   The accompanying notes are an integral part of these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                    CONDENSED

                            STATEMENTS OF OPERATIONS

               for the six months ended October 31, 2004 and 2003
                               ------------------

                                                                             For the Three                     For the Six
                                                                         Months Ended October 31,          Months Ended October 31,
                                                                         ------------------------          -----------------------
                                                                         2004               2003             2004            2003
                                                                      (unaudited)        (unaudited)      (unaudited)    (unaudited)
         Revenue:
           Net gain from sale of loans                               $ 1,355,058       $ 1,794,020       $2,458,199    $  4,082,154
           Production income                                           1,074,001         2,620,944        2,432,722       6,145,158
           Other income                                                   20,899            19,955           50,424          32,798
                                                                     -----------       -----------       ----------    ------------

                  Total revenue                                        2,449,958         4,434,919        4,941,345      10,260,110


         Direct expenses:
           Commissions and production incentives                         657,892         1,677,588        1,484,771       3,842,617
           Production expense                                            152,140           342,155          306,596         800,457
           Pair-off fees                                                   1,500            (5,459)           3,000          (9,136)
           Early loan payoff penalties                                    15,000            30,000           18,500          70,000
                                                                     -----------       -----------       ----------    ------------

                  Total direct expenses                                  826,532         2,044,284        1,812,867       4,703,938
                                                                     -----------       -----------       ----------    ------------

         Interest income (expense):
           Interest income from loans in warehouse                       264,407           303,399          516,394         715,472
           Interest expense on warehouse financing                      (210,520)         (311,219)        (389,937)       (841,690)
                                                                     ------------      ------------      -----------   ------------

                  Net interest income (expense)                           53,887            (7,820)         126,457        (126,218)
                                                                     -----------       ------------      ----------    ------------

         Gross profit on mortgage activities                           1,677,313         2,382,815        3,254,935       5,429,954
                                                                     -----------       -----------       ----------    ------------

         Indirect expenses:
           Salaries and benefits                                         895,453         1,096,818        1,846,062       2,346,314
           General and administrative                                    550,879           503,422        1,110,340       1,139,365
           Occupancy                                                     174,406           174,837          348,215         354,286
           Depreciation and amortization                                  17,244            24,650           36,100          53,070
                                                                     -----------       -----------       ----------    ------------

                  Total indirect expenses                              1,637,982         1,799,727        3,340,717       3,893,035
                                                                     -----------       -----------       ----------    ------------

                  Operating income (loss)                                 39,331           583,088          (85,782)      1,536,919
                                                                     -----------       -----------       -----------   ------------

         Nonoperating income (expense):
           Other interest expense                                        (39,890)         (116,985)         (99,205)       (245,789)
           Other income (expense)                                         33,000          (162,600)        (124,900)       (230,900)
                                                                     -----------       ------------      -----------   ------------

                  Total nonoperating income (expense)                     (6,890)         (279,585)        (224,105)       (476,689)
                                                                     ------------      ------------      -----------   ------------

                  Income (loss) before income taxes                       32,441           303,503         (309,887)      1,060,230

         Income tax provision                                                 -             23,767               -           65,767
                                                                     -----------       -----------       ----------    ------------

                  Net income (loss)                                  $    32,441       $   279,736       $ (309,887)   $    994,463
                                                                     ===========       ===========       ===========   ============
         Net income (loss) per share
             Basic                                                   $      0.00       $      0.04       $   (0.05)    $      0.15
              Diluted                                                $      0.00       $      0.04       $   (0.05)    $      0.14

         Weighted averages shares outstanding
             Basic                                                     6,794,787         6,767,565        6,794,787       6,770,904
             Diluted                                                   6,806,234         7,165,936        6,839,833       7,094,565


   The accompanying notes are an integral part of these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

               for the six months ended October 31, 2004 and 2003
                               ------------------

                                                                                                          For the Six
                                                                                                    Months Ended October 31,
                                                                                                  ----------------------------
                                                                                                      2004            2003
                                                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
Net (loss) income                                                                               $    (309,887)    $    994,463
   Adjustments to reconcile net (loss) income to net cash flows from operating activities:
     Depreciation and amortization                                                                     36,100           53,070
     Net change in fair market value of financial derivatives                                         124,900          230,900
     Provision for early payoff penalties                                                              18,500           70,000
   Net effect of changes in assets and liabilities:
     Other assets                                                                                      63,399         (104,308)
     Accrued interest payable                                                                          (6,672)         (21,297)
     Accrued interest on settlement payable                                                                 -           77,443
     Accounts payable and accrued liabilities                                                        (108,427)        (326,017)

   Net effect of changes in mortgage loans activity:
     Mortgage related short-term accounts receivable                                                 (119,992)         842,621
     Mortgage loans originated for sale                                                          (192,323,930)    (381,306,844)
     Mortgage loans proceeds from sale                                                            191,308,646      375,390,021
                                                                                                -------------     ------------

         Net cash used in operating activities                                                     (1,338,281)      (4,099,948)
                                                                                                --------------    ------------

Cash flows from investing activities:
   Property and equipment purchases                                                                    (8,069)         (54,041)
   Decrease in restricted cash                                                                        900,000           50,000
   Proceeds from securities held-to-maturity                                                          915,234                -
                                                                                                -------------     ------------

         Net cash provided by (used in) investing activities                                        1,807,165           (4,041)
                                                                                                -------------     ------------

Cash flows from financing activities:
     Warehouse notes payable-net borrowings                                                           159,263        5,793,165
     Payments on settlement payable                                                                  (564,603)        (600,000)
   Proceeds from stock option exercises                                                                     -           39,403
   Common stock repurchases                                                                           (37,198)               -
   Payments on capital lease obligations                                                              (12,245)          (9,409)
   Borrowings on subordinated debt                                                                    144,000          200,000
   Repayments of subordinated debt                                                                   (400,000)        (200,000)
                                                                                                --------------    ------------

         Net cash (used in) provided by financing activities                                         (710,783)       5,223,159
                                                                                                --------------    ------------

Net (decrease) increase in cash and cash equivalents, unrestricted                                   (241,899)       1,119,170
                                                                                                --------------    ------------
Cash and cash equivalents, unrestricted, beginning of period                                        1,585,034        1,847,996
                                                                                                --------------    ------------

Cash and cash equivalents, unrestricted, end of period                                          $   1,343,135     $  2,967,166
                                                                                                =============     ============
Cash paid during the period for:
     Interest                                                                                   $     490,984     $  1,053,513
     Income taxes                                                                                      20,918          115,000

Schedule of non-cash investing and financing activities:
   Increase in goodwill and settlement payable                                                              -           88,218


   The accompanying notes are an integral part of these financial statements.

                      Transnational Financial Network, Inc.

                     Notes to Condensed Financial Statements

Note 1 - General

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three and six month periods ended October 31, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2004. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three and six months ended October 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions, including the depreciable lives of assets, the fair value of goodwill and financial derivatives, and the realizable portion of deferred tax assets, that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation - The Company follows APB 25 in accounting for its employee stock options. The disclosure provisions of SFAS 148 have been incorporated into these financial statements and accompanying footnotes.

The following table illustrates the effect on net (loss) income that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

                      Transnational Financial Network, Inc.

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

                                                  Three Months Ended                       Six Months Ended
                                           ----------------------------------      --------------------------------
                                                  October 31      October 31         October 31        October 31
                                                     2004            2003               2004              2003
                                                     ----            ----               ----              ----
Net (loss) income:
As reported                                      $    32,441    $   279,736         $ (309,887)      $   994,463
Add:  compensation expense previously
          recorded                               $         -    $         -         $        -       $         -
Deduct:  fair value amount                       $   (41,380)   $   (40,868)        $  (98,187)      $  (114,238)
                                                 -----------    -----------         ----------       -----------
Pro forma                                        $    (8,939)   $   238,868         $ (408,074)      $   880,225

Basic (loss) income per common share:
As reported                                      $      0.00    $      0.04         $    (0.05)      $      0.15
Add:  compensation expense previously
          recorded                               $      0.00    $      0.00         $     0.00       $      0.00
Deduct:  fair value amount                       $      0.00    $      0.00         $    (0.01)      $     (0.02)
                                                 -----------    -----------         -------------    -----------
Pro forma                                        $      0.00    $      0.04         $    (0.06)      $      0.13

Diluted (loss) income per common share:
As reported                                      $      0.00    $      0.04         $    (0.05)      $      0.14
Add:  compensation expense previously
          recorded                               $      0.00    $      0.00         $     0.00       $      0.00
Deduct:  fair value amount                       $      0.00    $     (0.01)        $    (0.01)      $     (0.02)
                                                 -----------    -----------         -------------    -----------
Pro forma                                        $      0.00    $      0.03         $    (0.06)      $      0.12


There were 29,000 and 137,750 option grants during the quarters ended October 31, 2004 and 2003, respectively. The fair value of the stock options granted during these quarters was estimated as $0.25 and $1.08, respectively. This fair value was determined as of the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility ranging from 107.53% to 92.15%, risk-free interest rate ranging from 2.20% to 2.63%, and an average expected life of 1.0 and 5.0 years, respectively.

There were 29,000 and 134,000 option grants during the six months ended October 31, 2004 and 2003, respectively. The fair value of the stock options granted during these six-month periods was estimated as $0.25 and $1.20, respectively. This fair value was determined as of the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility ranging from 107.53% to 217.26%, risk-free interest rate ranging from 2.20% to 2.95%, and an average expected life of 1.0 and 5.0 years, respectively.

Note 3 - Financing Facilities

As of October 31, 2004, the Company had a maximum mortgage loan financing capacity of $60 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the

                      Transnational Financial Network, Inc.

agreements at the date of the sale. During the six-month period ended October 31, 2004, the Company was required to repurchase two loans in the total amount of $895,546 which it resold during the period for a loss of approximately $14,500. During the six-month period ended October 31, 2003, the Company was required to repurchase one loan in the amount of $29,762 which has not yet been resold as of October 31, 2004.

Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The first master sale agreement provides a credit facility of $30 million as of October 31, 2004. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. The Company has not used this interim bulge capacity to date. Interest on the $30 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 4.75% at October 31, 2004. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of October 31, 2004 was 4.75%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheets.

The second master sale agreement provides a credit facility of $20 million as of October 31, 2004. Interest on the facility is at LIBOR plus a margin ranging from 1.875% to 2.375%. The rate paid by the Company on this line as of October 31, 2004 was 3.60%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheets.

As of October 31, 2004, the Company owed $159,263 to one of its financing facility providers due to the fact that a borrower failed to complete the closing of escrow. Subsequently, the Company received the proceeds back from the escrow company and refunded the amount owed on the financing facility.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice. These financing facilities have various financial and operational covenants with which the Company must comply. As of October 31, 2004, the Company was in compliance with it's the covenants contained in these facilities. The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of October 31, 2004, the Company had $1,256,000 of subordinated debentures outstanding, which bears interest at 10%. During the six months ended October 31, 2004 the Company repaid $400,000 of subordinated debt that carried interest at 15% and issued $144,000 of subordinated debt at 10%. Of the $144,000 of subordinated debt issued during the past six months, $50,000 was issued to the spouse of the Company's Chief Financial Officer and $50,000 was issued to the Company's Chief Compliance Officer. Subordinated debt interest expense of $81,308 and $153,525 was incurred in the six-month periods ended October 31, 2004 and 2003, respectively.

                                      7
                      Transnational Financial Network, Inc.

               Notes to Condensed Financial Statements (continued)

Note 6 - Settlement Payable

This obligation arises from the December 2002 settlement of litigation related to the purchase price of the Campbell branch (formerly LRS, Inc.). The balance of the obligation includes unpaid principal and accrued interest. Pursuant to the Settlement Agreement, the Company is making monthly payments of $100,000. During October 2004, the Company determined the final amount payable under the earn-out provisions of the original purchase agreement. Accordingly, the Company determined to pay an additional $20,000 in final settlement of all obligations related to this purchase. Subsequent to October 31, 2004, the Company paid the final payment in full settlement of this obligation.

Note 7 - Stock Option Programs and Warrants to Purchase Common Stock

As of October 31, 2004, the Company had options outstanding under the programs described herein.

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As October 31, 2004, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which vested over 4 years, and which expire in August 2008.

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

In June 2002, the Board of Directors of the Company unamimously granted to Joseph Kristul, the Chief Executive Officer of the Company, an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.73 per share. The shares will be unregistered. The options vest ratably over four years, or immediately upon the occurance of certain events including a change in control, or 60 days after the cessation of Mr. Kristul's full-time employment by the Company, whichever events occur first. The options expire in four years, unless previously exercised.

Under the 2000 Plan, a total of 750,000 shares were initially reserved. The options typically vest over four to five years. As of October 31, 2004, there were 827,166 options outstanding under the 2000 Plan. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares.

                      Transnational Financial Network, Inc.

Accordingly, the following table is a roll forward of the share reserve limit through October 31, 2004:

                                             Number of Options
Initially Reserved                                          750,000
January 1, 2001                                             171,172
January 1, 2002                                             205,503
January 1, 2003                                             270,407
January 1, 2004                                             272,640
                                                            -------
Reserve amount at October 31, 2004                        1,669,722
                                                          =========


The table below summarizes aggregate activity for all options programs for the six-month period ended October 31, 2004:


                                                             All Programs
                                                         ----------------------
                                                                        Weighted
                                                                         Average
                                                            Stock       Exercise
                                                           Options        Price
                                                        -------------   --------
       Outstanding at April 30, 2004:                     1,446,072      $ 2.23
              Forfeitures                                   (13,750)       0.73
                                                          ---------        ----
       Outstanding at July 31, 2004                       1,432,322        2.08
          Grants                                             29,000        0.60
          Forfeitures                                       (76,156)       0.89
                                                          ---------        ----
       Outstanding at October 31, 2004                    1,385,166        2.12
                                                          =========        ====



As of October 31, 2004, there were 53,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

Note 8 - Basic and Diluted Net Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net
(loss) income per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the six-month period ended October 31, 2004, the effect of including potentially dilutive securities in the calculation of diluted net loss per share was antidilutive. For the three months ended October 31, 2004, the effect of including potentially dilutive securities in the calculation of diluted net income per share had no effect on basic earnings per share. Potentially dilutive securities were 726,166 and 926,030 as of October 31, 2004 and 2003, respectively.

Note 9 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of October 31, 2004 and April 30, 2004, including financial instruments whose contract amount represents credit risk only is as follows:

                                                                October 31, 2004           April 30, 2004
                                                                ----------------           --------------

Commitments to extend credit                                    $     30,699,937           $   39,667,350
Mandatory forward delivery commitments                                 5,499,150                        -

                      Transnational Financial Network, Inc.

Note 9 - Fair Value of Financial Instruments (continued)

Commitments to extend credit are contractual agreements entered into with customers to fund mortgage loans, which remain valid as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $7,600 and $175,000 at October 31, 2004 and April 30, 2004, respectively.

The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement. If the Company cannot deliver the agreed-upon loans into the commitment by the expiration date, the Company is subject to a financial penalty ("pair-off fee"). The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $42,500 and $0 at October 31, 2004 and April 30, 2004, respectively.

Note 10 - Subsequent Event

Subsequent to October 31, 2004, the Company paid an upfront commitment fee of $125,000 to enter into a six-month $100 million forward delivery commitment contract with one of its mortgage loan investors. Under this arrangement, the Company will earn a fee of 25 basis points on loans sold under this commitment, in addition to its normal gain on sale. If the Company fulfills all elements of the arrangement, including delivering $100 million of loans within the six-month period of the contract, the Company will earn an additional 12.5 basis points. The final amount of forward payout fee earned by the Company is subject to the following pull-through rate determination:

o        60.00% - 64.00% pull through receives 50% of forward payout fee
o        65.00% - 69.99% pull through receives 75% of forward payout fee
o        70.00% - above pull through receives 100% of forward payout fee

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

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains net branches in association with local mortgage brokerage companies. As of October 31, 2004, the Company maintained two net branches, one in San Diego, California and one in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting net branches from our branch network on an opportunistic basis.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco and Tustin, California, as well as Scottsdale, Arizona. The Company operates in one business segment - mortgage banking.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):


                                         Three month period ended              Six month period ended
                                        October 31,    October 31,           October 31,      October 31,
                                        -----------    -----------           -----------      -----------
                                               2004           2003                  2004             2003
                                               ----           ----                  ----             ----

         Wholesale Division
               Volume                       $ 93,636       $134,254               $191,309         $381,567
               Percent of Total Volume            59%            43%                    57%              49%
               Number of Loans                   425            518                    929            1,491
               Average Loan Size            $    220       $    259               $    206         $    256

         Retail Division
               Volume                       $ 63,897       $178,894               $147,155         $395,001
               Percent of Total Volume            41%            57%                    43%              51%
               Number of Loans                   167            513                    417            1,149
               Average Loan Size            $    383       $    349               $    353         $    344

         Total Loan Production
               Volume                       $157,533       $313,148               $338,464         $776,568
               Number of Loans                   592          1,031                  1,346            2,640
               Average Loan Size            $    266       $    304               $    251         $    294

         Volume (Decline) Growth, as
               compared to equivalent            (50)%          (26)%                  (56)%              7%
               prior period


The Wholesale Origination Division

Our wholesale lending division operates from our executive offices in San Francisco with offices in Tustin, California and Scottsdale, Arizona.

During the six month period ended October 31, 2004, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

Our underwriters, all of whom have many years of experience, process and underwrite mortgage loans. Only those mortgage loan applications that meet our underwriting criteria are funded. Wholesale lending allows us to benefit from cost efficiencies derived from not having to take a mortgage loan application, a labor intensive function, thereby reducing mortgage loan processing time, as well as being able to centralize support functions and reduce fixed operating costs. Wholesale lending offers us economies of scale while building substantial loan volume.

One measure of efficiency widely used in the mortgage banking business is the "pull through rate", or a percentage that measures the dollar volume of loans that are funded versus the dollar volume of loans that we contract for with mortgage borrowers using interest rate lock commitments. The more loans that we close and fund, the higher our pull through rate. If we end up not funding and closing a loan for which we have provided an interest rate lock commitment, then our pull through rate will be negatively affected. The following table presents our pull through rates for each of the nine previous quarterly periods:

                               Pull Through Rates


Fiscal Quarter Ended       Oct 04    Jul 04    Apr 04    Jan 04   Oct 03    Jul 03    Apr 03    Jan 03   Oct 02
                           ------    ------    ------    ------   ------    ------    ------    ------   ------
Rate                       64.7%     66.2%     71.0%     74.5%     69.2%    76.5%     74.2%     76.0%     70.0%

We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. We currently have two financing facilities in place for a total borrowing capacity of up to $60 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to exceed current business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

Wholesale loan production during the six-month period ended October 31, 2004 was $191 million as compared to $382 million for the comparable period ended October 31, 2003. This decrease of approximately 50% is attributable to the overall increase in interest rates since the summer months of 2003, when 30-year mortgage rates were at record lows. Additionally, during the fiscal year ended April 30, 2003, the Company made changes to its product mix and began to focus on providing Alt-A type of mortgage loans. These loans generally have characteristics such as lower documentation standards, higher loan to value ratios, higher debt-to-income levels, and may be secured by non-owner occupied properties. For investors in Alt-A mortgages, these products typically offer a higher yield with a reduced prepayment tendency as compared to A mortgages. Because of these characteristics, mortgage investors have increased their demand for these types of products. As a result of this change in our product mix, we were able to increase the gain that we earn on the sale of mortgage loans so that for the six-month periods ended October 31, 2004 and 2003, the basis points that we earned on our wholesale production was 128 versus 107, respectively.

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

Wholesale Mortgage Loan Sales

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of October 31, 2004, we had relationships to sell to approximately 30 mortgage investors.

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

As of October 31, 2004, the Company had a maximum mortgage loan financing capacity of $60 million through two master sale agreements. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the six-month period ended October 31, 2004, the Company was required to repurchase two loans in the total amount of $895,546 which it resold during the period for a loss of approximately $14,500. During the six-month period ended October 31, 2003, the Company was required to repurchase one loan in the amount of $29,762 which had not yet been resold as of October 31, 2004. The balance of these loans, along with loans that the Company has funded with its own resources, are included in mortgage loans held for sale in the balance sheet.

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

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse", for each quarter for the last nine fiscal quarters:


                       Average Number of Days in Warehouse

Fiscal Quarter Ended             Oct 04     Jul 04    Apr 04    Jan 04   Oct 03   Jul 03   Apr 03   Jan 03   Oct 02
                                 ------     ------    ------    ------   ------   ------   ------   ------   ------
Average Number of Days             15         15        13        14       14       11       14       21       19


Wholesale Loan Products

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $333,700) are called Jumbo loans. Jumbo loans comprised approximately 46% of the wholesale mortgage loans we originated for the six-month periods ended October 31, 2004 and 2003.

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

Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. For the six-month periods ended October 31, 2004 and 2003, the average loan size based on principal balance was approximately $206,000 and $256,000, respectively.

We primarily originate prime first lien residential mortgage loans. Approximately 98% of the loans that we originated and sold in the six-month period ended October 31, 2004 were considered to be prime loans by the purchasers of those loans according to the underwriting criteria of those purchasers. The Company also originates a lesser amount of second mortgage loans and home equity lines of credit.

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, during the six-month periods ended October 31, 2004 and 2003:

Loan Type                                                          October 31, 2004    October 31, 2003
---------                                                          ----------------    ----------------
1 month adjustable-rate (various total terms)                             1.1%                 0.2%
6 month adjustable-rate (various total terms)                             6.3%                 3.2%
2 year fixed-rate, adjustable-rate hybrid (various total terms)           8.4%                 0.5%
3 year fixed-rate, adjustable-rate hybrid (various total terms)          15.1%                 2.0%
5 year fixed-rate, adjustable-rate hybrid (various total terms)          37.6%                29.5%
7 year fixed-rate, adjustable-rate hybrid (various total terms)           1.8%                 4.4%
10 year fixed-rate, adjustable-rate hybrid (various total terms)          0.0%                 0.1%
10 year term fixed-rate                                                   0.0%                 0.1%
15 year term fixed-rate                                                   4.0%                10.4%
20 year term fixed-rate                                                   0.1%                 0.3%
30 year term fixed-rate                                                  20.4%                44.8%
Federal Housing Authority (various total terms and rates)                 0.5%                 3.5%
Other                                                                     4.7%                 1.0%
                                                                          ----                 ----
Total                                                                   100.0%               100.0%


The loans that fall into the "Other" category are comprised of second mortgage loans and home equity lines of credit. "Other" loans can be either fixed or adjustable rate loans and have a variety of terms to maturity.

Wholesale Geographic Concentration

The Company originates loans in states where it is approved to do so. As of October 31, 2004, the Company was either licensed or qualified to do business in 17 states. On that same date, the Company had 71 employees located in two retail-lending offices in two states and three wholesale origination offices. During the six-month periods ended October 31, 2004 and 2003, the Company's wholesale division's loan origination volume, as measured by principal balance, came from the following states:

                               Percent of Loan Origination Volume
                               ----------------------------------
State                          October 31, 2004     October 31, 2003
-----                          ----------------     ----------------
California                            70.5%                87.5%
Arizona                               25.5%                11.1%
Others                                 4.0%                 1.4%
                                      ----                 ----
Total                                100.0%               100.0%


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

During the six-month periods ended October 31, 2004 and 2003, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ranges:

                                Percent of Loan Origination Volume
                               ------------------------------------
LTV                            October 31, 2004     October 31, 2003
---                            ----------------     ----------------
50 or less                            17.1%                24.7%
50.01 - 60                             9.7%                17.0%
60.01 - 70                            19.8%                19.2%
70.01 - 80                            20.9%                31.0%
80.01 - 85                            31.2%                 0.7%
85.01 - 90                             0.7%                 2.5%




90.01 - 95                             0.2%                 1.5%
95.01 or more                          0.4%                 3.4%
                                      ----                 ----
Total                                100.0%               100.0%


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

During the six-month periods ended October 31, 2004 and 2003, the percentage of loans, as measured by principal balance, that the wholesale division originated in each specific middle FICO score range follows:

                                 Percent of Loan Origination Volume
                               -------------------------------------
Middle FICO Score              October 31, 2004     October 31, 2003
-----------------              ----------------     ----------------
800 +                                  2.6%                 1.8%
775 - 799                             11.0%                15.5%
750 - 774                             13.9%                19.5%
725 - 749                             17.0%                18.6%
700 - 724                             19.8%                13.9%
675 - 699                             15.3%                13.8%
650 - 674                             12.8%                 9.1%
625 - 649                              5.8%                 2.2%
600 - 624                              0.7%                 0.6%
575 - 599                              0.0%                 0.2%
550 - 574                              0.1%                 0.0%
Below 550                              0.0%                 0.0%
No score available                     1.0%                 4.8%
                                      ----                 ----
Total                                100.0%               100.0%


Wholesale Loan Property Types

During the six-month periods ended October 31, 2004 and 2003, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property. The following table shows, for the six-month periods ended October 31, 2004 and 2003, the percentage of loans originated by property type:

                                 Percent of Loan Origination Volume
                               -------------------------------------
Property Type                  October 31, 2004     October 31, 2003
-------------                  ----------------     ----------------
Single family                         85.6%                84.6%
2 - 4 family                           6.2%                10.1%
Condominium                            8.1%                 5.3%
Other                                  0.1%                 0.0%
                                      ----                 ----
Total                                100.0%               100.0%

During the six-month periods ended October 31, 2004 and 2003, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                Percent of Loan Origination Volume
                               -------------------------------------
Principal Balance              October 31, 2004     October 31, 2003
-----------------              ----------------     ----------------
$100,000 or less                       8.1%                 3.5%
$100,001 to $200,000                  20.8%                19.6%
$200,001 to $300,000                  17.4%                25.9%
$300,001 to $400,000                  18.4%                19.3%
$400,001 to $500,000                  12.1%                10.8%
$500,001 to $600,000                   6.3%                 8.0%
$600,001 to $700,000                   6.7%                 3.8%
$700,001 to $800,000                   3.1%                 1.2%
$800,001 to $900,000                   0.5%                 0.7%
$900,001 to $1,000,000                 3.6%                 3.0%
$1,000,001 to $1,500,000               2.0%                 2.3%
$1,500,001 to $2,000,000               1.0%                 1.9%
                                      ----                 ----
Total                                100.0%               100.0%

First lien mortgage loan originations represented 92% and 99% of our wholesale loan originations, as measured by principal balance, for the six-month periods ended October 31, 2004 and 2003, respectively.

The Retail Origination Division

Our retail division was established in 1985 and as of October 31, 2004 contracted with 21 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 19% and 16% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the six-month periods ended October 31, 2004 and 2003.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the six-month periods ended October 31, 2004 and 2003, the average loan size originated by the retail division was approximately $353,000 and $344,000, respectively.

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

Retail loan production for the six-month period ended October 31, 2004 was approximately $147 million as compared to $395 million for the six-month period ended October 31, 2003. This decrease is partially attributable to a reduction in the number of brokers who were contracted with the Company during this period. This reduction was primarily the result of the intense competition in the mortgage industry to recruit experienced mortgage brokers. During the twelve month period ended October 31, 2004, we experienced a higher attrition rate due to the fact that better capitalized mortgage lenders were able to attract brokers with signing bonuses and other incentives.

Retail Loan Products

Jumbo loans comprised approximately 70% and 66% of the retail mortgage loans we originated for the six-month periods ended October 31, 2004 and 2003, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, during the six-month periods ended October 31, 2004 and 2003:

Loan Type                                            October 31, 2004      October 31, 2003
---------                                            ----------------      ----------------
Fixed and variable Jumbo mortgage                           70.3%                65.6%
Conventional adjustable-rate mortgage                       13.5%                 7.5%
Conventional fixed-rate mortgage                             8.0%                22.6%
Second mortgages and home-equity lines                       8.2%                 4.3%
Total                                                      100.0%               100.0%

The loans that fall into the "Other" category are comprised of second mortgage loans and home equity lines of credit. "Other" loans can be either fixed or adjustable rate loans and have a variety of terms to maturity.

Retail Geographic Concentration

The Company originates retail loans primarily in California. During the six-month periods ended October 31, 2004 and 2003, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                 Percent of Loan Origination Volume
                               ------------------------------------
State                          October 31, 2004     October 31, 2003
-----                          ----------------     ----------------
California                             97.7%                98.9%
Others                                  2.3%                 1.1%
Total                                 100.0%               100.0%


Retail Loan Property Types

During the six-month periods ended October 31, 2004 and 2003, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                 Percent of Loan Origination Volume
                                ------------------------------------
Principal Balance               October 31, 2004    October 31, 2003
-----------------               ----------------    ----------------
$100,000 or less                       3.5%                 2.4%
$100,001 to $200,000                   7.5%                 6.7%
$200,001 to $300,000                   7.7%                16.5%




$300,001 to $400,000                  13.3%                18.8%
$400,001 to $500,000                  20.9%                19.3%
$500,001 to $600,000                  13.1%                14.2%
$600,001 to $700,000                  10.4%                 8.4%
$700,001 to $800,000                   4.1%                 4.2%
$800,001 to $900,000                   4.8%                 2.6%
$900,001 to $1,000,000                 6.1%                 3.7%
$1,000,001 to $1,500,000               6.6%                 2.6%
$1,500,001 to $2,000,000+              1.3%                 0.4%
                                       ----                ----
Total                                100.0%               100.0%

First lien retail mortgage loan originations represented 92% and 96% of our total loan originations, as measured by principal balance, for the six-month periods ended October 31, 2004 and 2003, respectively.

The data in the table below is presented to provide context for the discussion that follows the table.

                      Transnational Financial Network, Inc.

                Condensed Statements of Operations and Production

                                   (Unaudited)


                                                   For the 3 Months Ended October 31,       For the 6 Months Ended October 31,
                                                   ----------------------------------       ----------------------------------

                                                        2004         2003     % Chng.             2004          2003   % Chng.
                                                 ------------------------------------------------------------------------------

Revenue:
    Net gain on sale of mortgages                $ 1,355,058  $ 1,794,020     - 24%        $ 2,458,199  $  4,082,154   - 40%
    Production revenue                             1,074,001    2,620,944     - 59%          2,432,722     6,145,158   - 60%
    Other revenue                                     20,899       19,955        5%             50,424        32,798     54%
                                                 -----------  -----------                  -----------  ------------

    Total revenue                                  2,449,958    4,434,919     - 45%          4,941,345    10,260,110   - 52%

Direct expense:
    Commission and production incentives             657,892    1,677,588     - 61%          1,484,771     3,842,617   - 61%
    Production expense                               152,140      342,155     - 56%            306,596       800,457   - 62%
    Pair-off fees                                      1,500       (5,459)       nm              3,000        (9,126)     nm
    Provision for early payoff penalties              15,000       30,000     - 50%             18,500        70,000   - 74%
                                                 -----------  -----------                  -----------  ------------

    Total direct expense                             826,532    2,044,284     - 60%          1,812,867     4,703,938   - 61%

Net interest income (expense)
    Interest income on loans in warehouse            264,407      303,399     - 13%            516,394       715,472   - 28%
    Interest expense on loans in warehouse          (210,520)    (311,219)    - 32%           (389,937)     (841,690)  - 54%
                                                 ------------ ------------                 -----------  ------------

    Net interest income                               53,887       (7,820)       nm            126,457      (126,218)     nm
                                                 -----------  ------------                 -----------  ------------

Gross profit on mortgage activities                1,677,313    2,382,815     - 30%          3,254,935     5,429,954   - 40%

Indirect expense

    Salaries and benefits                            895,453    1,096,818     - 18%          1,846,062     2,346,314   - 21%
    General and administrative                       550,879      503,422        9%          1,110,340     1,139,365   -  3%
    Occupancy                                        174,406      174,837        0%            348,215       354,286   -  2%
    Depreciation                                      17,244       24,650     - 30%             36,100        53,070   - 32%
                                                 -----------  -----------                  -----------  ------------

    Total indirect expense                         1,637,982    1,799,727     -  9%          3,340,717     3,893,035   - 14%
                                                 -----------  -----------                  -----------  ------------

    Operating income (loss)                           39,331      583,088     - 93%            (85,782)    1,536,919   -106%

Non-operating income (expense):
    Other interest expense                           (39,890)    (116,985)    - 66%            (99,205)     (245,789)    42%
    Other income (expense), including
     SFAS 133 adjustment                              33,000     (162,600)    -120%           (124,900)     (230,900)  -181%
                                                 -----------  ------------                 -----------  ------------

    Total non-operating income (expense)              (6,890)    (279,585)     -98%           (224,105)     (476,689)  -523%
                                                 ------------ ------------                 -----------  ------------

Income (loss) before taxes                            32,441      303,503      -89%           (309,887)    1,060,230   -129%

Provision for income taxes                                -        23,767        nm                 -         65,767      nm
                                                 -----------  -----------                  -----------  ------------

                       Net income (loss)         $    32,441  $   279,736      -88%        $  (309,887) $    994,463   -131%
                                                 ===========  ===========                  ===========  ============


Production ($ millions):
Wholesale                                        $        94  $       134      -30%        $       191  $        382   - 50%
Retail                                                    64          179      -64%                147           395   - 63%
                                                 -----------  -----------                  -----------  ------------
    Total production                             $       158  $       313      -50%        $       338  $        777   - 57%

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                                    Origination Volumes
                                                       ($ millions)

Fiscal Quarter Ended     10-31-04   7-31-04    04-30-04  1-31-04   10-31-03   7-31-03   4-30-03   1-31-03   10-31-02

Wholesale                $   94     $   98     $ 128     $  102    $   134    $   247   $   194   $   198   $  179
Retail                       64                   83        144         88        216       216       244      234
                         ------     ------     -----     ------    -------    -------   -------   -------   ------
244

Total                    $  158     $  181     $ 272     $  190    $   463    $   463   $   438   $   432   $  423
                         ======     ======     =====     ======    =======    =======   =======   =======   ======



QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2004 COMPARED TO QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2003

Revenue Analysis

Total revenues for the fiscal quarter ended October 31, 2004 decreased 45% to $2.5 million from $4.4 million in the fiscal quarter ended October 31, 2003. The decline in revenues was somewhat less than the 50% decline in our loan production due to the receipt of a $146,480 forward commitment fee for completing a $150 million forward delivery contract and a volume bonus of $125,000 for loan production received from one of our primary mortgage loan investors. Had these additional fees not been received, revenues would have declined at approximately the same rate as our loan production.

Total revenues for the six-months ended October 31, 2004 decreased 52% from the year earlier period. During the six-month period ended October 31, 2004, mortgage related interest rates began increasing from the historically low levels in the prior comparable period. At the other extreme, during the six-month period ended October 31, 2003, we experienced significantly high levels of wholesale and retail loan production as a result of historically high loan refinancing in the mortgage industry. Moreover, for the six-month period ended October 31, 2004, we have achieved a higher gain on sale, excluding the forward commitment and volume based fees described above, as compared to the prior comparable period. This increase in the base amount of our gain on sale is attributable to the fact that we are able to obtain a higher marginal profit on our whole loan sales, as well as the fact that we began offering and selling our loans in small pools for a higher yield.

The year-over-year change in the Company's total revenues for the six-month periods ended October 31, 2004 and 2003 were subject to the following principal influences:

First, wholesale and retail loan originations declined 50% and 63%, respectively. This reflects the dramatic downturn in industry-wide mortgage originations during the recently ended fiscal period. The Company is continuing to improve its wholesale loan production, including adding account executives and expanding its net branch relationships. Additionally, the Company is expanding its product mix to offer a more broad range of mortgage loan product. We expect that we will begin to realize the positive effects on our loan production toward the latter part of our fiscal year.

Second, although wholesale production decreased by 50%, the Company's gain on sale revenues decreased by only 40% during the six-month period ended October 31, 2004 as compared to the prior comparable period. As outlined above, the Company received additional fees of approximately $271,000 during the six-month period ended October 31, 2004. Additionally, the Company received a $528,000 forward commitment fee during the six-month period ended October 31, 2003. During the six-month period ended October 31, 2004, excluding such fees, our gain on sale averaged 114 basis points, as compared to an average of 102 basis points during the six-month period ended October 31, 2003. This increase in our marginal gain primarily reflects the changes that we made to our product mix during the last year as well as the fact that we have begun to sell some of our mortgage loans in small pools for a higher yield.

As shown in the table below, the Company has increased its gain on sale substantially over the last two years.

                             Wholesale Gain on Sale
                                 (Basis Points)

Fiscal Quarter Ending      10-31-04    7-31-04   4-30-04   01-31-04  10-31-03    7-31-03   4-30-03    1-31-03   10-31-02
                           --------    -------   -------   --------  --------    -------   -------    -------   --------

Gain On Sale               145         113       93        134       140         106       128        101       88


The Company's gain on sale margin peaked during the quarter ended October 31, 2004. On balance, and excluding forward payout fees, the Company prices its products to achieve a 100 basis points, or more, margin. With the overall decrease in mortgage loan production in the industry, we have found that our mortgage loan investors have increased their demand for our production. Additionally, we have been able to use our available cash balances to fund small pools of loans to sell for a higher yield, thereby increasing the base level of gain on sale from this production.

During the recently ended quarter, the Company received a forward delivery fee of $146,480 and a volume bonus of $125,000. During the comparable quarter in the prior fiscal year, the Company received a $528,000 forward delivery fee. In the absence of the receipt of these forward payout fees, the Company's gain on sale for the second quarter of fiscal 2005 and 2004 would have been 115 and 94 basis points, respectively.

In the current environment, the Company expects to continue to earn such forward delivery fees from time to time. Subsequent to October 31, 2004, the Company paid an upfront commitment fee of $125,000 to enter into a six-month $100 million forward delivery commitment contract with one of its mortgage loan investors. Under this arrangement, the Company will earn a fee of 25 basis points on loans sold under this commitment, in addition to its normal gain on sale. If the Company fulfills all elements of the arrangement, including delivering $100 million of loans within the six-month period of the contract, the Company will earn an additional 12.5 basis points. The final amount of forward payout fee earned by the Company is subject to the following pull-through rate determination:

o        60.00% - 64.00% pull through receives 50% of forward payout fee
o        65.00% - 69.99% pull through receives 75% of forward payout fee
o        70.00% - above pull through receives 100% of forward payout fee

Gross Profit Analysis

Gross profits for the quarter just ended were lower by 30% when compared to that earned in the year ago period. However, the gross margin increased to 68% as compared to 53% in the prior comparable quarter, representing the Company's highest gross margin in the last two years. Excluding the forward delivery and volume bonus fees, the gross margin would have been 65%, as compared to 47% in the prior comparable quarter. The receipt of these additional fees highlights the leverage available to the Company in selling its mortgage loans without incurring any substantial incremental costs.

Gross profits for the six months ended October 31, 2004 decreased 40% from the like period a year ago. Again, this is largely due to the countervailing inflection points experienced in our wholesale business in the six-month period just ended compared to the prior comparable period of a year ago.

As shown in the table below, the Company has experienced generally increasing gross margins over the last two years, although there has been quarter-to-quarter variability. The peak gross margin shown in the most recent calendar quarter is primarily attributable to the higher base gain on sale, the forward delivery and volume bonus fees received, and the positive warehouse interest margin. We expect the positive influence of these factors to continue in the forthcoming quarters.

As previously discussed, the Company's gross margins in the recently ended quarter and the comparable quarter of the prior year were enhanced by forward delivery fees and a volume bonus fee in the most recent quarter. In the absence of these fees, the Company's gross margin for the recently ended quarter would have been approximately 65% and 47%, respectively.

                           Gross Profit Margin Trends

Fiscal Quarter Ending    10-31-04    7-31-04   4-30-04    1-31-04  10-31-03    7-31-03    4-30-03    1-31-03  10-31-02
---------------------    --------    -------   -------    -------  --------    -------    -------    -------  --------
Gross Profit Margin      68.5%       62.3%     56.9%      61.9%    53.7%       52.3%      53.8%      47.1%    43.9%


The gross margin variability in the last four quarters principally reflects the following three factors:

First, the Company's wholesale originations have higher gross profitability than retail mortgage originations. Hence, relatively small changes in our total wholesale originations, as percentage of our total originations, will have a larger impact on our corporate-wide gross margin. This effect has been magnified in the recently ended second fiscal quarter.

Second, as previously discussed, the Company benefited from changes it made to its product mix as well as from increased market demand for its product types. As a result, the Company's gain on sale margin has steadily increased, thus magnifying the effects of the mix factor change.

Third, in the most recent quarter and six-month period, we have experienced a positive net interest margin on our warehouse. This increase is attributable to the types of facilities that the Company has been able to negotiate and obtain during the last nine months, which resulted in a decrease in the interest costs charged on the facilities.

Indirect Expense Analysis

While aggregate indirect expenses declined 9% to $1.6 million in the quarter ended October 31, 2004 when compared to the like period a year earlier, they increased to 66.9% of revenues. This increase, as a percentage of revenues, is due to revenues declining faster than expenses. Notwithstanding the increase in our indirect expense ratio, total absolute spending on indirect expenses for the quarter just ended was approximately $65,000 lower than it was in the immediately preceding first fiscal quarter. Indirect expenses for the six-months ended October 31, 2004 declined 14% when compared to the like period a year earlier.

                         Indirect Expense and Components
                           (As a Percent of Revenues)

Fiscal Quarter Ending    10-31-04   7-31-04   4-30-04   1-31-04   10-31-03   7-31-03   4-30-03   1-31-03   10-31-02
---------------------    ------------------------------------------------------------------------------------------
Total Indirect Expenses    66.9%     68.3%     51.1%     57.5%     40.6%     35.9%     33.6%     38.6%      38.9%

Selected Components:
   Salaries and Benefits   36.6%     38.1%     29.1%     34.7%     24.7%     21.4%     19.0%     20.4%      21.1%
   General and Admin.      22.5%     22.5%     16.4%     16.3%     11.4%     10.9%     11.3%     14.5%      13.6%

While salaries and benefits increased as a percentage of revenues from the like period a year ago, we have taken substantial steps to reduce expenses. This is reflected in the decline in salaries and benefits from the first fiscal quarter level.

General and administrative expenses have stabilized at the current absolute level, and we do not expect them to change materially from here.

Non-Operating Expense Analysis

The Company's non-operating expenses consist of two types.

First, the Company incurs other interest expense. This is interest expense not directly associated with the Company's mortgage lending activities (warehouse loans). It results largely from two obligations. First, the subordinated debt the Company has incurred to bolster its capital base accounted for approximately $35,000 of quarterly interest expense. Subsequent to the end of the second fiscal quarter, the Company repaid $400,000 of subordinated debt at 15% interest, and issued $144,000 of new subordinated debt at 10% interest. As a result, and absent any other repayments or subordinated debt refinancing, the quarterly interest expense from subordinated debt will decline by approximately $1,400.

Second, the obligation related to an acquisition the Company made in 1999, accounted for approximately $15,000 of quarterly interest expense. This obligation (principal and accrued interest) was paid in full subsequent to October 31, 2004.

The second part of the Company's non-operating expense is labeled "Other Income/Expense". It consists almost entirely of non-cash charges or credits that derive from the application of Statement of Financial Accounting Standard Number 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), relating to the accounting for mortgage related derivative instruments. This figure will be either positive or negative from quarter to (consecutive) quarter, principally based upon whether or not the Company's locked mortgage pipeline (mortgages where the Company has committed, or locked in, to a buyer to fund a mortgage for a specific amount at a specific rate) rises or falls from the immediately preceding quarter.

In the quarter just ended, there was a positive adjustment to this SFAS 133 asset of approximately $33,000. This gain contrasts to a charge of approximately $162,000 the Company experienced in the second fiscal quarter a year ago. The notional value of the locked pipeline increased from the prior quarter by approximately $2,500,000 to $28,841,984 as of October 31, 2004. However, the fair value of this derivative asset was substantially lower as of July 31, 2004 due to the fact that interest rates had mostly remained constant at that date as compared to the date that we entered into the lock commitments.

Liquidity and Capital Resources

Our operations are funded through internally generated funds with warehouse lines of credit (as set forth below) providing the funding necessary to fund mortgage loans pending the mortgage loan's resale to investors. Our unrestricted cash plus investments held-to-maturity position for the six months ended October 31, 2004, decreased by $1,157,133. The most significant factors affecting that cash flow are summarized below.

Operational cash flows for the six months ended October 31, 2004.

With the exception of income taxes payable and non-cash accruals, including depreciation, the cash effect reflected in the Company's statement of operations is usually realized within 30 days of the close of the accounting period. Accordingly, by adding non-cash items including depreciation of $36,100, the net change in fair market value of financial derivatives of $124,900, and the provision for early payoff penalties of $18,500 to net loss of $309,887, the Company used $130,387 in cash in operations for the six month period ended October 31, 2004.

In addition to this $130,387 decrease in cash are reductions in other assets, accrued interest payable, and accounts payable and accrued liabilities for a total of $182,147 use of cash.

Cash flows related to mortgage loan-financing activities.

Our mortgage loans are funded primarily through Master Sale Agreements. When we fund a loan utilizing Master Sales Agreement facilities, the loan is considered sold to the lending facility, and the asset and liability related to loans funded in this manner normally do not appear on the Company's balance sheet. We used $976,013 in cash in our mortgage loan financing activities during the six-month period ended October 31, 2004, primarily related to our program to fund pools of mortgage loans to sell in bulk.

During the six-month period ended October 31, 2004, we discontinued one of our Master Sale Agreements so that we were able to obtain our $900,000 security deposit under the arrangement, which was previously included in restricted cash. Also during the six-month period ended October 31, 2004, we obtained the proceeds from the maturity of security investments which were held-to-maturity in the amount of $915,234.

As of October 31, 2004, the Company owed $159,263 to one of its financing facility providers due to the fact that a borrower failed to complete the closing of escrow. Subsequently, the Company received the proceeds back from the escrow company and refunded the amount owed on the financing facility.

Cash flows related to debt payment

In December 2002, we settled certain litigation related to our acquisition of LRS, Inc. The settlement required us to pay the former principals of that entity $100,000 per month. Six payments were made in the fiscal year to date period ended October 31, 2004. At October 31, 2003, the Company owed $74,444 on this obligation (principal plus accrued interest). The entire balance of this payable was paid subsequent to October 31, 2004.

In addition, in fiscal 2005, the Company repaid $400,000 of subordinated debt and issued $144,000 of new subordinated debt, for a net repayment of $256,000 during the period. Outstanding subordinated debt was thereby reduced to $1,256,000, and annual interest expense was reduced to $125,600.

Summary of financing facilities

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. The Company's prior operating losses eroded its net worth and cash position, which has made it more difficult to obtain adequate financing facilities at favorable rates as needed to support further business expansion. As of October 31, 2004, the Company had a total of two financing facilities for a maximum financing capacity of up to $60.0 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities require compensating balances of $1.1 million. As of October 31, 2004, the Company was in compliance with all financial and operational covenants. The agreements are renewable on an annual basis, subject to the lenders` evaluation of the Company's financial position at that time. However, despite the fact that the agreements are for a year at a time, other provisions included in the agreements give both the lender and the Company the right to terminate the agreement without cause; either immediately upon notification or with 30 days written notice. Termination of any of these facilities could have a material adverse effect on the Company's operations and its financial performance by constraining its ability to fund loans. If termination were to occur, the Company would need to seek alternative sources of financing, possibly under less favorable terms. Joseph Kristul, CEO, and Maria Kristul, President, have both personally guaranteed the two facilities in place at October 31, 2004. The Company believes that its relationships with its existing lenders is satisfactory at the current time.

The level of financing facilities the Company can obtain is a multiple of the Company's equity. For every dollar increase in the Company's equity, it can expect a $15 increase in financing facility capacity. Conversely, every dollar reduction in equity has the potential to constrain the Company's financing facilities by $15. Given the improvement in the Company's results over the past year, management was able to renegotiate the interest rates it pays on one significant facility, lowering the rate paid by 1.50%, or 150 basis points, effective August 1, 2004. The Company will negotiate for more favorable terms from its other lenders, as well as seek to obtain other financing facilities at favorable rates. Given the lower level of current fundings, the Company has reduced the committed amount under one facility and is in the process of eliminating two others. The Company continues to review its existing facilities in an ongoing attempt to improve net interest income (expense), which has been a significant contributor to prior years' operating losses.

Our overall funding strategy is to use committed facilities, summarized as of October 31, 2004:

                               Committed       Outstanding     Required        Interest Rate
Type of Facility               Facility        Balance       Cash Deposit    October 31, 2004  Maturity
----------------             -------------  ------------     ------------    ----------------  --------

Master sales agreement (1)     $40,000,000    $ 9,178,798    $ 1,000,000        4.75%(2)       Annual or 30 days
notice
Master sales agreement (1)      20,000,000      5,166,784        100,000        3.60%(3)       Annual or 30 days notice
                               -----------    -----------    -----------
Totals                         $60,000,000    $14,345,582    $ 1,100,000
                               ===========    ===========    ===========



(1) The Company accounts for the loans underlying these facilities as sold as of October 31, 2004.
(2) The contractual interest rate on this facility was 3.99% or Prime, whichever is greater.
(3) The contractual interest rate on this facility is one month LIBOR plus a margin ranging from 1.875% to 2.375%.

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                                October 31,                         April 30,
                                                    2004                               2004
                                            -------------------------------------------------------

Commitments to extend credit                $     30,699,937                  $      39,667,350
Mandatory forward delivery commitments             5,499,150                                 -


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

                  NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 1, 2004 the registrant held its annual meeting of stockholders. At the meeting, all of the directors were reelected. The following table sets forth the votes in that election:

              Name                          For      Against      Abstain

           Joseph Kristul               5,049,700      0          56,826
           Maria Kristul                5,049,700      0          56,826
           Robert Forrester             5,049,700      0          56,826
           Alex Rotzang                 5,049,700      0          56,826
           Peter Gaskins                5,049,700      0          56,826
           Paul Garrigues               5,049,700      0          56,826

The stockholders ratified the appointment of Burr, Pilger & Mayer LLP. The vote was as follows:
                                            For      Against      Abstain
                                         5,055,010    33,366      18,150

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Transnational Financial Network, Inc.

Date:      December 9, 2004             /s/ Joseph Kristul
      ---------------------             --------------------------------------
                                        Joseph Kristul, Chief Executive Officer


Date:      December 9, 2004             /s/ Jack Thrift
      ---------------------             --------------------------------------
                                        Jack Thrift
                                        Chief Financial Officer