Form 10QSB
period 2005-01-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2005-03-16
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal period ended January 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 15, 2005: 6,791,360

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                                January 31, 2005

                                    UNAUDITED




TABLE OF CONTENTS                                                   PAGE NUMBER


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of January  31, 2005 (Unaudited)
              and April 30, 2004 ...........................................3

         Condensed Statements of Operations for the  Three and
              Nine Months Ended January 31, 2005 and 2004...................4

         Condensed Statements of Cash Flows for the Nine Months
              Ended January 31, 2005 and 2004...............................5

         Notes to Condensed Financial Statements.......................6 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................12 - 31

Item 3.  Controls and Procedures  .........................................32


PART II.  OTHER INFORMATION

Signatures.................................................................32

Item 6   Exhibits.....................................................33 - 34

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                            CONDENSED BALANCE SHEETS
                    as of January 31, 2005 and April 30, 2004
                               ------------------

                                                                                          JANUARY 31,            APRIL 30,
                                                                                             2005                  2004
                                                                                             ----                  ----

         ASSETS                                                                           (unaudited)


  Cash and cash equivalents, unrestricted                                                $   3,402,424        $  1,585,034
  Restricted cash                                                                            1,100,000           2,000,000
  Investments held-to-maturity                                                                       -           1,015,234
  Short-term mortgage related accounts receivable                                              576,925             448,705
  Mortgage loans held for sale                                                               1,491,744             365,918
  Deferred tax assets                                                                          291,365             291,365
  Goodwill                                                                                   3,972,305           3,972,305
  Property and equipment, net                                                                  108,776             142,223
  Fair value of derivative financial instruments                                                38,400             175,000
  Other assets                                                                                 343,430             230,901
                                                                                         -------------        --------------

         Total assets                                                                    $  11,325,369        $ 10,226,685
                                                                                         =============        ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

  Warehouse lines of credit                                                              $           -        $          -
  Accrued interest payable                                                                      45,428              35,735
Accounts payable and accrued liabilities                                                       577,209             615,035
  Income taxes payable                                                                             336              29,180
  Settlement payable                                                                                 -             639,047
  Capital lease obligations                                                                      3,253              21,522
  Subordinated debt                                                                          3,987,700           1,512,000
                                                                                         -------------        ------------

          Total liabilities                                                                  4,613,926           2,852,519
                                                                                         -------------        ------------

  Shareholders' equity:
  Preferred stock, no par value: 2,000,000 shares authorized; no shares
         issued or outstanding                                                                       -                   -
  Common stock, no par value: 20,000,000 shares authorized;  6,791,360 and 6,828,160 shares issued and outstanding at January 31, 2005
         and April 30, 2004, respectively.                                                  13,422,276          13,459,474
  Accumulated deficit                                                                       (6,710,833)         (6,085,308)
                                                                                         --------------       -------------

         Total shareholders' equity                                                          6,711,443           7,374,166
                                                                                         -------------        ------------


         Total liabilities and shareholders' equity                                      $  11,325,369        $ 10,226,685
                                                                                         =============        ============


                 The accompanying notes are an integral part of
                          these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

               for the nine months ended January 31, 2005 and 2004
                                   (Unaudited)
                               ------------------


                                                   For the 3 Months Ended January 31        For the 9 Months Ended January 31
                                                   ---------------------------------        ---------------------------------
                                                        2005         2004  % Chng.               2005          2004   % Chng.
                                                        -----------------  -------               ----          ----  --------

Revenue:
    Net gain on sale of mortgages                $ 1,073,635  $ 1,438,552      -25%        $ 3,531,834   $ 5,520,706     -36%
    Production revenue                             1,067,179    1,495,658      -29%          3,499,901     7,640,816     -54%
    Other revenue                                     56,671       13,135        nm             83,150        35,041     137%
                                                 -----------  -----------                  -----------   -----------

    Total revenue                                  2,197,485    2,947,345      -25%          7,114,885    13,196,563     -46%

Direct expense:
    Commission and production incentives             660,366      893,246      -26%          2,145,137     4,735,863
-55%
    Production expense                               148,298      225,074      -34%            454,894     1,025,531     -56%
    Pair-off fees                                      1,500        4,149      -64%              4,500        (4,987)      nm
    Provision for early payoff penalties              15,000       30,000      -50%             33,500       100,000     -67%
                                                 -----------  -----------                    ---------   -----------

    Total direct expense                             825,164    1,152,469      -28%          2,638,031     5,856,407     -55%

Net interest income (expense)
    Interest income on loans in warehouse            227,535      243,702       -7%            743,929       959,174     -22%
    Interest expense on loans in warehouse          (169,318)    (183,683)      -8%           (497,997)     (878,347)    -43%
    Warehouse transaction fees                       (30,675)     (33,760)      -9%            (91,933)     (180,786)    -49%
                                                    --------     --------                    ---------    ----------
     Net warehouse interest income (expense)          27,542       26,259        5%            153,999       (99,959)      nm
    Interest income on deposits                        2,003        8,174      -75%             25,948        19,066      36%
    Interest expense - subordinated debt             (44,774)     (62,345)     -28%           (128,582)     (230,691)    -44%
                                                   ---------    --------                   -----------    ----------
    Net interest income (expense)                    (15,229)     (27,912)       nm             51,365      (311,584)      nm


Gross profit on mortgage activities                1,357,092    1,766,964      -23%          4,528,219     7,028,572     -36%

Indirect expense

    Salaries and benefits                            948,513    1,032,164       -8%          2,794,575     3,378,478     -17%
    General and administrative                       520,481      473,476       10%          1,630,819     1,612,840       1%
    Occupancy                                        174,759      171,799        2%            522,974       526,085      -1%
    Depreciation                                      17,052       22,271      -23%             53,152        75,341     -29%
                                                 -----------  -----------                  -----------   ------------

    Total indirect expense                         1,660,805    1,699,710       -2%          5,001,520     5,592,744     -11%
                                                 -----------  -----------                  -----------   ------------

    Operating income (loss)                         (303,713)      67,254        nm           (473,301)    1,435,828       nm

Non-operating income (expense):
    Other interest expense                              (227)     (27,115)     -99%            (15,624)     (104,558)    -85%
    Other income (expense), including
     SFAS 133 adjustment                             (11,700)      (1,900)       nm           (136,600)     (232,800)    -41%
                                                 -----------  ------------                 -----------   ------------

    Total non-operating income (expense)             (11,927)     (29,015)     -59%           (152,224)     (337,358)    -55%
                                                 -----------  ------------                 -----------   ------------

Income (loss) before taxes                          (315,640)      38,239        nm           (625,525)    1,098,470       nm

Provision for income taxes                                -         5,498        nm                 -         71,265       nm
                                                 -----------  -----------                  -----------   ------------

Net income (loss)                                $  (315,640) $    32,741        nm        $  (625,525)  $ 1,027,205       nm
                                                 ===========  ===========                  ===========   ============

Net income (loss) per share
    Basic                                        $    (0.05)  $     0.00                   $    (0.09)   $     0.15
    Diluted                                      $    (0.05)  $     0.00                   $    (0.09)   $     0.15
    Weighted averages shares outstanding
    Basic                                          6,791,360    6,728,289                    6,795,040     6,786,402
    Diluted                                        6,791,360    7,308,979                    6,795,040     7,036,605



                 The accompanying notes are an integral part of
                          these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

               for the nine months ended January 31, 2005 and 2004
                                   (Unaudited)
                               ------------------

                                                                                                          For the Nine
                                                                                                    Months Ended January 31,
                                                                                                  ----------------------------
                                                                                                      2005            2004
                                                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
Net (loss) income                                                                               $    (625,525)   $   1,027,204
   Adjustments to reconcile net (loss) income to net cash
             flows from operating activities:
     Depreciation and amortization                                                                     53,152           75,341
     Net change in fair market value of financial derivatives                                         136,600          232,800
     Provision for early payoff penalties                                                              33,500            9,532
   Net effect of changes in assets and liabilities:
     Other assets                                                                                    (112,529)          13,693
     Accrued interest payable                                                                           9,693          (31,759)
     Accounts payable and accrued liabilities                                                         (66,670)        (313,829)

   Net effect of changes in mortgage loans activity:
     Mortgage related short-term accounts receivable                                                 (161,720)         500,418
     Mortgage loans originated for sale                                                           281,880,413     (483,624,708)
     Mortgage loans proceeds from sale                                                           (283,006,239)     484,558,269
                                                                                                --------------   -------------

         Net cash (used in) provided by operating activities                                       (1,859,325)       2,446,961
                                                                                                --------------   -------------

Cash flows from investing activities:
   Property and equipment purchases                                                                   (19,705)         (59,070)
   Decrease in restricted cash                                                                        900,000          650,000
   Proceeds from securities held-to-maturity                                                        1,015,234                -
                                                                                                -------------    -------------

         Net cash provided by investing activities                                                  1,895,529          590,930
                                                                                                -------------    -------------

Cash flows from financing activities:
     Warehouse notes payable-net borrowings                                                                 -         (789,445)
     Payments on settlement payable                                                                  (639,047)        (795,442)
   Proceeds from stock option exercises                                                                     -           46,384
   Common stock repurchases                                                                           (37,198)          (9,969)
   Payments on capital lease obligations                                                              (18,269)         (14,599)
   Borrowings on subordinated debt                                                                  2,875,700                -
   Repayments of subordinated debt                                                                   (400,000)        (935,000)
                                                                                                --------------   -------------

         Net cash provided by (used in) financing activities                                        1,781,186       (2,498,071)
                                                                                                -------------    -------------

Net increase in cash and cash equivalents, unrestricted                                             1,817,390          539,820
                                                                                                -------------    -------------

Cash and cash equivalents, unrestricted, beginning of period                                        1,585,034        1,847,996

Cash and cash equivalents, unrestricted, end of period                                          $   3,402,424    $   2,387,816
                                                                                                =============    =============

Cash paid during the period for:
     Interest                                                                                   $     716,261    $   1,354,199
     Income taxes                                                                                      28,844          115,000

Schedule of non-cash investing and financing activities:
   Increase in goodwill and settlement payable                                                              -           88,218



                 The accompanying notes are an integral part of
                          these financial statements.

                      Transnational Financial Network, Inc.

                          Notes to Financial Statements

Note 1 - General

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three and nine month periods ended January 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2004. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three and nine months ended January 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

The following table illustrates the effect on net (loss) income that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

                      Transnational Financial Network, Inc.


                                                  Three Months Ended                       Nine Months Ended
                                           ----------------------------------      --------------------------------
                                                  January 31      January 31         January 31        January 31
                                                     2005            2004               2005              2004
                                                     ----            ----               ----              ----
Net (loss) income:
As reported                                      $ (315,640)    $    32,741         $ (625,525)      $ 1,027,204
Add:  compensation expense previously
          recorded                               $        -     $         -         $        -       $         -
Deduct:  fair value amount net of tax            $  (31,736)    $   (56,504)        $ (146,701)      $  (153,279)
                                                 -----------    -----------         ----------       -----------
Pro forma                                        $ (347,376)    $   (23,763)        $ (772,226)      $   873,925

Basic (loss) income per common share:
As reported                                      $    (0.05)    $      0.03         $    (0.09)      $      0.15
Deduct:  fair value amount                       $     0.00     $      0.01         $    (0.02)      $     (0.02)
                                                 -----------    -----------         ----------       -----------
Pro forma                                        $    (0.05)    $      0.02         $    (0.11)      $      0.13

Diluted (loss) income per common share:
As reported                                      $    (0.05)    $      0.03         $    (0.09)      $      0.15
Deduct:  fair value amount                       $     0.00     $     (0.01)        $    (0.02)      $     (0.02)
                                                 -----------    -----------         ----------       -----------
Pro forma                                        $    (0.05)    $      0.02         $    (0.11)      $      0.12


There were no options granted during the quarter ended January 31, 2005. There were 100,000 options granted during the quarter ended January 31, 2004. The fair value of the stock options granted during the quarter ended January 31, 2004 was estimated as $0.93 per option. This fair value was determined as of the date of the grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility of 139.06%, risk-free interest rate of 3.15%, and an average expected life of 5.0 years.

There were 154,000 and 234,000 option grants during the nine months ended January 31, 2005 and 2004, respectively. The fair value of the stock options granted during these nine-month periods was estimated as $0.47 and $0.88, respectively. This fair value was determined as of the date of grant using an option-pricing model with the following assumptions: $0 annual dividend, volatility ranging from 107.53% to 217.26%, risk-free interest rate ranging from 2.20% to 2.95%, and an average expected life of 5.0 and 5.0 years, respectively.

Note 3 - Financing Facilities

As of January 31, 2005, the Company had a maximum mortgage loan financing capacity of $60 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the nine-month period ended January 31, 2005 the Company was required to repurchase two loans in the total amount of $895,546. Such loans were refinanced by the borrower and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. During the nine-month period ended January 31, 2004 the Company was required to repurchase one loan in the amount of $29,762 which, subsequent to January 31, 2005, was resold. The Company recovered its entire principal, as well as the direct and carrying costs associated with this loan.

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

The first master sale agreement provides a credit facility of $30 million as of January 31, 2005. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. The Company has not used this interim bulge capacity to date. Interest on the $30 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 5.25% at January 31, 2005. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of January 31, 2005 was 5.25%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheets.

The second master sale agreement provides a credit facility of $20 million as of January 31, 2005. Interest on the facility is at 1 month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of January 31, 2005 was 4.90%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheets.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various financial and operational covenants with which the Company must comply. As of January 31, 2005, the Company was not in compliance with the requirements for current profitability contained in these facilities, of which status both lenders are aware. Both lenders continue to fund the Company's loans under these facilities and have informally indicated a willingness to increase their lending limits if the Company requests to do so.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of January 31, 2005, the Company had a total of $3,987,700 of subordinated debentures outstanding. In January, 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 8.50% and is convertible into common shares at $1.00 per share. The remaining $1,300,000 of subordinated debt bears interest at 10%, and has maturities ranging from October 31, 2006 to October 1, 2007.

Subsequent to the end of the quarter, the Company repaid $250,000 of the 10% subordinated debt that had been issued to its former Chief Financial Officer.

During the nine months ended January 31, 2005, the Company repaid $400,000 of subordinated debt that carried interest at 15% and issued $188,000 of subordinated debt at 10%.

Subordinated debt interest expense of $128,582 and $230,691was incurred in the nine month periods ended January 31, 2005 and 2004, respectively.

Note 6 - Settlement Payable

This obligation arose from the December 2002 settlement of litigation related to the purchase price of the Campbell branch (formerly LRS, Inc.). The balance of the obligation includes unpaid principal and accrued interest. Pursuant to the Settlement Agreement, the Company has finished making monthly payments of $100,000. In October 2004, the Company determined the final amount payable under the earn-out provisions of the original purchase agreement. Accordingly, the Company determined to pay an additional $20,000 in final settlement of all obligations related to this purchase. In November 2004, the Company paid the final payment in full settlement of this obligation.

Note 7 - Stock Option Programs and Warrants to Purchase Common Stock

As of January 31, 2005, the Company had options outstanding under the programs described herein.

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As January 31, 2005, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which vested over 4 years, and which expire in August 2008.

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

Under the 2000 Plan, a total of 750,000 shares were initially reserved. The options typically vest over four to five years. As of January 31, 2005, there were 832,166 options outstanding under the 2000 Plan. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares.

Accordingly, the following table is a roll forward of the share reserve limit through January 31, 2005:

                                                   Number of Options
             Initially Reserved                          750,000
             January 1, 2001                             171,172
             January 1, 2002                             205,503
             January 1, 2003                             270,407
             January 1, 2004                             272,640
             January 1, 2005                             271,654
                                                       ---------
             Reserve amount at January 31, 2005        1,941,376
                                                       =========

The table below summarizes aggregate activity for all options programs for the nine-month period ended January 31, 2005:

                                                All Programs
                                            -------------------
                                                                  Weighted
                                                                  Average
                                                  Stock           Exercise
                                                  Options         Price
                                                  ---------       -------
           Outstanding at April 30, 2004:         1,426,072       $2.23
           Grants & Adjustments                     154,000        0.99
           Forfeitures                              (89,906)       0.87
                                                  ---------       -----
           Outstanding at January 31, 2005        1,490,166        2.18
                                                  =========       =====


As of January 31, 2005, there were 53,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

Note 8 - Basic and Diluted Net Income (loss)  Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted net
(loss) income per share is computed based on the weighted average number of common shares outstanding adjusted for potentially dilutive securities. For the three and nine-month period ended January 31, 2005, the effect of including potentially dilutive securities in the calculation of diluted net loss per share was antidilutive. There were potentially dilutive securities of 4,230,866 and 906,780 as January 31, 2005 and 2004 respectively.

Note 9 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of January 31, 2005 and April 30, 2004, including financial instruments whose contract amount represents credit risk only is as follows:

                                         January 31, 2005        April 30, 2004
                                         ----------------        --------------

Commitments to extend credit             $     18,559,816        $   39,667,350
Mandatory forward delivery commitments          2,786,475                     -

Commitments to extend credit are contractual agreements entered into with customers to fund mortgage loans, which remain valid as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $18,100 and $175,000 at January 31, 2005 and April 30, 2004, respectively.

The Company is exposed to credit risk on its mandatory forward delivery commitments when the Company's position in these instruments becomes positive (i.e. "in-the-money") and the Company is a net creditor to the counter party to the agreement. If the Company cannot deliver the agreed-upon loans into the commitment by the expiration date, the Company is subject to a financial penalty ("pair-off fee"). The balance sheet value of these contracts, calculated in accordance with SFAS 133, was $20,300 and $0 at January 31, 2005 and April 30, 2004, respectively.

Note 10 - Subsequent Event

During February, 2005, the Company repaid $250,000 of 10% subordinated debt owned by its former Chief Financial Officer. This debt had maturities ranging from February 28, 2007 to October 28, 2007.

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

QUARTER AND NINE MONTHS ENDED JANUARY 31, 2005 COMPARED TO QUARTER AND NINE MONTHS ENDED JANUARY 31, 2004

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     Table 1
                               Origination Volumes
                                  ($ millions)

Fiscal Quarter Ended     1-31-05   10-31-04    7-31-04   4-30-04    1-31-04  10-31-03  7-31-03   4-30-03    1-31-03
                         -------   --------    -------   -------    -------  --------  -------   -------    -------

Wholesale                $   91     $   94     $   98    $   128    $  103   $   135   $   247   $   194    $  197
Retail                       72         64         83        144        88       183       216       247       242
                             --         --         --    -------    ------   -------   -------   -------    ------

Total                    $  163     $  158     $  181    $   272    $  191   $   318   $   463   $   441    $  439
                         ======     ======     ======    =======    ======   =======   =======   =======    ======

Revenue Analysis

Our 25% decline in year over year revenues exceeded the 10.8% decline in wholesale origination volumes and the 18.2% decline in retail origination volumes. The current historically low interest rates occurred after a substantial decline during which we saw a large volume of refinancings. With the relative stability of interest rates over the last 15 months, the refinancings stabilized and our origination volumes declined accordingly. Our retail origination volumes were also affected by the loss of several retail loan officers that work as independent contractors.

There were materially fewer revenues booked in the quarter just ended from forward commitment fees and volume bonuses than in the comparable period a year earlier. Net revenues from these sources in the quarter just ended were $42,682 compared to the $335,161 in the prior year period. Had these additional fees not been received in either quarter, revenues would have declined at approximately the same rate as our total loan production.

Most significant to the Company's longer-term outlook, our aggregation of loans into pools for bulk sale has begun to have an impact on our Gain on Sale revenues. As a result, our Gain on Sale, excluding forward commitment fees and volume bonuses, was 114 basis points in the quarter just ended, an increase from 108 basis points in the year earlier period. Accordingly, our Gain on Sale (excluding forward commitment fees and volume bonuses) from wholesale operations only declined 6.5% year-over-year in the quarter just ended, approximately half the decline in our wholesale loans funded.

During the quarter, we aggregated less than 10% of the dollar value of loans we originated into pools for sale. Thus far, the pricing we are receiving on our pools is resulting in a net gain on sale at least 50 basis points higher than if we were to have sold the loans individually.

With the recent addition of $2.5 million of 10 year subordinated debt to our capital base, we expect to pursue further the use of pooling loans for bulk sale. If this continues to work as it has been recently, there will be two positive effects on our Company that could potentially have compounded positive effects on our operations. Our reported Gain on Sale will continue to improve, thus boosting revenues without material additional direct expenses. Additionally, it will give us additional maneuvering room in recruiting Account Executives and pricing to the network of retail mortgage brokers we service, both of which could contribute to increased unit production volumes.

Additionally, Total Revenues for the nine-months ended January 31, 2005 decreased 46% from the year earlier period, materially more than for the quarter just ended. The dominant reason for this is that the historic peak in mortgage funding activity occurred in the first quarter of the prior fiscal year, thus creating a high basis for comparison in the first and second quarters of last fiscal year. Mortgage rates during the current fiscal year have been at a generally higher level and have not varied as greatly as in previous periods. Thus, funding activity appears to have stabilized at a lower level.

The year-over-year change in the Company's total revenues for the nine-month periods ended January 31, 2005 and 2004 were subject to the following additional influence:

Although wholesale production decreased by 42%, the Company's Gain on Sale revenues decreased by only 36% during the nine-month period ended January 31, 2005 as compared to the prior comparable period. There were two factors pulling in opposite directions with respect to our year-over-year Gain on Sale revenues. On the negative side, we received a total of $314,162 in forward commitment fees and volume bonuses in this year's nine month period, a decline of 65% from the $890,887 received in the year earlier. Part of this is due to timing differences and part is due to a reduced proportion of our total volume being delivered to the secondary market buyers from whom we have received such payments historically.

On the positive side, our Gain on Sale, excluding forward commitment fees and volume bonuses in this year's nine months was 114 basis points, up from 96 basis points in the year earlier period. This increase in our marginal Gain on Sale primarily reflects the changes that we made to our product mix during the last year as well as the fact that we have begun to sell some of our mortgage loans in small pools for a higher yield.

As shown in the table below, the Company has increased its gain on sale substantially over the last two years.

                                     Table 2
                             Wholesale Gain on Sale
                                 (Basis Points)

Fiscal Quarter Ending       1-31-05   10-31-04   7-31-04    4-30-04   1-31-04   10-31-03   7-31-03    4-30-03    1-31-03
                            -------   --------   -------    -------   -------   --------   -------    -------    -------

Gain On Sale                  119        145       113        93          140      133       93         128        101

The Company's Gain on Sale margin peaked during the quarter ended October 31, 2004. On balance, and excluding forward payout fees, the Company prices its products to achieve a 100 basis point, or more, margin. With the overall decrease in mortgage loan production in the industry, we have found that our mortgage loan investors have increased their demand for our production. Additionally, we have been able to use our available cash balances to fund small pools of loans to sell for a higher yield, thereby increasing the base level of Gain on Sale from this production. As we increase our use of pools for the sale of the mortgages we originate, we expect that our basic Gain on Sale margin will increase and that the proportion of our Gain on Sale revenues coming from forward commitment fees and volume bonuses will decrease.

In the current environment, the Company expects to continue to earn such forward delivery fees from time to time. In the quarter just ended, the Company paid an upfront commitment fee of $125,000 to enter into a six-month $100 million forward delivery commitment contract with one of its mortgage loan investors. Under this arrangement, the Company will earn a fee of 25 basis points on loans sold under this commitment, in addition to its normal gain on sale. If the Company fulfills all elements of the arrangement, including delivering $100 million of loans within the six-month period of the contract, the Company will earn an additional 12.5 basis points.

The final amount of forward payout fee earned by the Company under this contract is subject to the following pull-through rate (the percentage of loans that are locked and that fund within the lock period) determination:

o        60.00% - 64.00% pull through receives 50% of forward payout fee
o        65.00% - 69.99% pull through receives 75% of forward payout fee
o        70.00% - above pull through receives 100% of forward payout fee

As of most recently ended quarter, the pull-through rate on the loans delivered to this investor comfortably exceeded 70%.

Other Income during the quarter and nine months recently ended benefited from a one-time recovery of about $58,000 in previously expensed legal and other collection fees on a judgment received with respect to a loan that had gone into default. The judgement and collection also included the broker on the loan repurchasing it from the Company at face value.

Gross Profit Analysis

Gross profits for the quarter just ended were lower by 23% when compared to that earned in the year ago period, not materially different from the decline in overall revenues. Excluding the effects of forward commitment fees and volume bonuses in the year over year calculations, our basic Gain on Sale margin in the quarter rose to 114 basis points from 108 basis points a year earlier.

Additionally, our gross margin was helped by improvements in our interest income/expense lines. Our net positive interest income from our warehouse operations were 5% higher in this year's quarter. During the last year of the interest rate cycle, our interest income from loans held in the warehouse has increased more rapidly than our associated interest expense for such loans. Subject to what the Federal Reserve does to short-term interest rates, this seems unlikely to continue.

We experienced a 28% reduction in our Subordinated Debt interest expense in the quarter just ended. This is largely the result of having refinanced our prior Subordinated Debt during the last 12 months at a 10% coupon, down from the 15% coupon we were paying previously.

Our Subordinated Debt interest expense will rise by about $52,000 in the coming fourth quarter as a result of the placement of a net additional $2.5 million 8.5% convertible subordinated debt toward the end of this last quarter. Had this debt been in place for the entire quarter, our gross margin in the third fiscal quarter of this year would have been approximately 60%.

Gross profits for the nine months ended January 31, 2005 decreased 35% from the like period a year ago. Again, this is largely due to the countervailing influences (discussed above) in the nine-month period just ended compared to the comparable period of a year ago.

As shown in the table below, the Company has experienced generally increasing gross margins over the last two years, although there has been quarter-to-quarter variability. The peak gross margin shown in the second quarter (ended October 31st) of the current fiscal year is primarily attributable to the higher base gain on sale, the forward delivery and volume bonus fees received, and the positive warehouse interest margin.


                                     Table 3
                           Gross Profit Margin Trends*

         Fiscal Quarter Ending       1-31-05  10-31-04    7-31-04   4-30-04    1-31-04   10-31-03    7-31-03   4-30-03
         ---------------------       -------  --------    -------   -------    -------   --------    -------   -------
         Gross Profit Margin         61.8%      66.9%      61.5%     55.0%      59.8%      52.0%     51.0%     52.5%


         * - These margins are different, and lower by 1-2 percentage points, than previously reported because we are now reporting Subordinated Debt Interest expense above the Gross Profit line going forward.

The gross margin variability in the last four quarters principally reflects the following three factors:

First, the Company's wholesale originations have higher gross profitability than retail mortgage originations. Hence, relatively small changes in our total wholesale originations, as percentage of our total originations, will have a larger impact on our corporate-wide gross margin.

Second, as previously discussed, the Company benefited from changes it made to its product mix, as well as from increased market demand for its product types and it use of pools to enable the bulk sale of its mortgage loans. As a result, the Company's basic Gain on Sale margin has steadily increased, thus magnifying the effects of the mix factor change.

Third, in the most recent quarter and nine-month period, we have experienced a positive net interest margin on our warehouse. This increase is attributable to the types of facilities that the Company has been able to negotiate and obtain during the last nine months, which resulted in a decrease in the interest costs charged on the facilities.

Indirect Expense Analysis

While aggregate indirect expenses declined 2% to $1.7 million in the quarter ended January 31, 2005 when compared to the like period a year earlier, they increased to 74.5% from 57.5% of revenues. This increase, as a percentage of revenues, is due to revenues declining faster than expenses.

Our total absolute spending on indirect expenses for the quarter just ended was approximately $23,000 higher than it was in the immediately preceding second fiscal quarter.

While we have been able to continue trimming our G&A expenses ($31,000 lower than in the immediately preceding quarter), our Salary and Benefit expense increase of $53,000 more than offset the G&A reductions. Of this $53,000 Salary and Benefit increase from the prior quarter, $32,000 was due to the one-time receipt of a refund of Workers Compensation Insurance in the second fiscal quarter (thus temporarily depressing Salary and Benefit expense). The remainder of the increase is primarily from increased benefits costs over which we have minimal control.

Indirect expenses for the nine-months ended January 31, 2005 declined 11% when compared to the like period a year earlier.

                                     Table 4
                         Indirect Expense and Components
                                    ($ 000s)

Fiscal Quarter Ending   1-31-05   10-31-04     7-31-04    4-30-04    1-31-04    10-31-03   7-31-03     4-30-03   1-31-03
---------------------   -------   --------     -------    -------    -------    --------   -------     --------  -------
Total Indirect Exp.     $1,660     $1,637      $1,702     $1,724     $1,699     $1,799     $2,093      $2,035    $2,232
    Percent of Rev.     74.5%      66.9%       68.3%      51.1%      57.5%      40.6%      35.9%       33.6%     38.6%

Selected Components:
    Salaries and Ben.   $948       $895        $950       $979       $1,024     $1,096     $1,249      $1,114    $1,211
    Percent of Rev.     42.6%      36.6%       38.1%      29.1%      34.7%      24.7%      21.4%       19.0%     20.4%

    Gen. and Admin.     $520       $550        $559       $553       $480       $503       $635        $712      $818
    Percent of Rev.     23.4%      22.5%       22.5%      16.4%      16.3%      11.4%      10.9%       11.3%     14.5%

We do not expect to be able to continue reducing our aggregate Indirect Expenses from the recent levels.

Non-Operating Expense Analysis

The Company's non-operating expenses consist of two types.

First, the Company has incurred other interest expense. This is interest expense not associated with the Company's mortgage lending activities (warehouse loans) or the financing of its capital base. It results solely from a single past obligation: An obligation related to an acquisition the Company made in 1999, accounted for the entire amount of Non-operating quarterly interest expense. This obligation (principal and accrued interest) was paid in full during the last quarter. Accordingly, we do not expect to incur other interest expense in the foreseeable future.

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

In the quarter just ended, there was a negative adjustment to this SFAS 133 asset of approximately $11,700. This expense contrasts to a charge of approximately $1,900 the Company experienced in the third fiscal quarter a year ago. As of the recently ended nine months, the "Fair value of financial derivatives" represented an asset value of $38,400, $136,600 less than as of the end of our last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through internally generated funds, externally raised sources of capital (debt and equity), plus warehouse lines of credit (as set forth below) providing the funding necessary to fund mortgage loans pending the mortgage loans' resale to investors.

Our unrestricted and restricted cash plus investments held-to-maturity position as of January 31, 2005, decreased by $97,844 from what it was at the end of our last fiscal year, April 30, 2004. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with its warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, loan haircuts, etc. Hence, the total of unrestricted and restricted cash plus short-term (cash-like) investments it what we measure in evaluating our overall liquidity.

The principal changes to our aggregate cash and investments positions during the nine months are shown in the table below. The FASB-compliant sources and uses of funds statement is included with the other financial statements at the beginning of this filing. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.


                                     Table 5
                        Simplified Sources/(Uses) of Cash
                       Nine Months Ended January 31, 2005

                                                                                                    Sources (Uses)
                  Operating Cash Flows
                  Income Statement Related Cash Flows
                  Net Income                                                                    $        (625,525)
                         Add back non-cash charges
                             Depreciation & Amortization                                                   53,152
                             Fair value of financial derivatives changes                                  136,600
                             Provision for early payoff penalties                                          33,500
                                                                                                          -------
                         Operational Cash Flows from the Income Statement                       $        (402,273)

                  Balance Sheet Related Cash Flows
                      Mortgages held for sale                                                   $      (1,125,826)
                      Short-term mortgage receivables                                                    (161,720)
                      Other Assets                                                                       (112,528)
                      Accounts payable and other accrued liabilities                                      (56,978)
                                                                                                       ----------
                         Operational Cash Flow from the Balance Sheet                           $      (1,457,052)

                  Total Cash Flow Used in Operations                                            $      (1,859,325)

                  Financing Activity Cash Flows
                      Issuance of subordinated debt                                             $       2,875,700
                      Repayments of subordinated debt                                                    (400,000)
                      Stock purchases                                                                     (37,198)
                      Settlement paid                                                                    (639,047)
                      Capital lease obligations change                                          $         (18,269)
                                                                                                -----------------

                  Total Cash Flow from Financings Activities                                    $       1,781,186

                  Investing Activity Cash Flows
                      Purchase of property and equipment                                        $         (19,705)

                  Total Cash Flow from Investing Activities                                     $         (19,705)

                  Net Change to Aggregate Cash and Investments                                  $         (97,844)

In summary form, this table says the following concerning the Company's aggregate cash resources in the first nine months of the current fiscal year:

     o The Company lost about $402,000 of cash from its its income statement-related operations during this period;

     o The Company increased it Mortgages Held for Sale and Short-term Mortgage Receivables by a total of $1.29 million during the nine months. This is the result of the previously discussed corporate strategy of aggregating individual mortgage loans into pools and then selling the pools in order to increase our Gain on Sale. Part of the pools is funded by the warehouse facilities, and part is funded using our own cash as a means of earning a greater return than on money market funds or equivalent short-term investments.

     o In order to fund its corporate strategy of increasing its individual loan aggregation, the Company increased its net Subordinated Debt by $2.475 million. Importantly, we lengthened the term and lowered the cost of our total subordinated debt by (1) paying down $400,000 of 15% debt with short maturities, (2) raising $2.69 million of 10 year, 8.5% coupon convertible debt, and (3) raising $187,000 of 10% 2-3 year debt.


     o The payment of the Settlement Payable (and the associated interest thereon) at $100,000 per month was completed during the last quarter. This used about $655,000 of cash, including the interest, and extinguished the $639,000 obligation.

     o We include all the change in Other Assets in our measure of operational liquidity generation/use because virtually the entire account is comprised of prepaid expenses that run off in less than a year.

         Somewhat more than half the change ($62,500) in our Other Assets in the period reflected the remaining value as of January 31, 2005 of the forward commitment payout fee we incurred at the beginning of the quarter. This asset will be written off in our fourth fiscal quarter. However, we expect to earn substantially more than this fee from the receipt of forward commitment fees paid back to us based on loan delivery during the fourth quarter.

Summary of Financing Facilities

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of January 31, 2005, the Company had a total of two financing facilities for a maximum financing capacity of up to $60.0 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities currently require compensating balances of $1.1 million.

More detailed data on these facilities is presented in Note Number 3 to the Financial Statements presented in Item 1.

Our overall funding strategy is to use committed facilities, summarized as of January 31, 2005:

                                     Table 6
                          Loan Facilities and Balances


                             Committed      Outstanding        Required              Interest Rate
Type of Facility               Facility        Balance       Cash Deposit    January 31, 2005  Maturity
----------------             -------------  ------------     ------------    ----------------  --------

Master sales agreement (1)     $40,000,000    $ 8,982,125    $1,000,000         5.25%(2)       Annual or 30 days notice
Master sales agreement (1)      20,000,000      5,776,257       100,000         4.90%(3)       Annual or 30 days notice
                               -----------      ---------       -------
Totals                         $60,000,000    $14,758,382    $1,100,000
                               ===========    ===========    ==========

(1) The Company accounts for the loans underlying these facilities as sold as of January 31, 2005.
(2) The contractual interest rate on this facility was 3.99% or Prime, whichever is greater.
(3) The contractual interest rate on this facility is one month LIBOR plus a margin ranging from 1.875% to 2.50%.


Future Non-Operational Cash Requirements

The Company has certain non-operational requirements for cash in the future. The material requirements are those for repayment of the subordinated debt issued in recent years to bolster our capital position. The schedule of maturities for these is as follows:
                                     Table 7
                   Non-Operational Cash Repayment Requirements

             March 31, 2006                       $   50,000
             February 28, 2007                    $  200,000
             March 31, 2007                       $  800,000
             May 31, 2007                         $  200,000
             October 28, 2007                     $   50,000
             January 12, 2015                     $2,687,700


Subsequent to the end of this past fiscal quarter, we repaid $250,000 of the subordinated debt, extinguishing the maturities of February 28, 2007 and October 28, 2007.

Off Balance Sheet Risks

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                     Table 8
                     Notional Value of Financial Instruments

                                                  January 31,                        April 30,
                                                    2005                               2004
                                            -------------------------------------------------------

Commitments to extend credit                $     18,559,816                  $      39,667,350
Mandatory forward delivery commitments             2,786,475                                 -



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

                                  MD&A APPENDIX

               Updated General and Operational Company Information

General

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties, principally in the San Francisco Bay Area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains net branches in association with local mortgage brokerage companies. As of January 31, 2005, the Company maintained one net branch in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting net branches from our branch network on an opportunistic basis.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                     Table 9
                        Divisional Loan Production Volume
                                    ($ 000s)

                                                Three month period ended                      Nine month period ended
                                                ------------------------                      -----------------------
                                               January 31,      January 31,               January 31,       January 31,
  Wholesale Division                                  2005             2004                      2005              2004
                                                      -----------------------------------------------------------------
                  Volume                      $     90,572      $   102,413               $   281,880       $   483,980
                  Percent of Volume                     56%              54%                       56%               50%
                  Number of Loans                      407              428                     1,336             1,919
                  Average Loan Size           $        223      $       239               $       211       $       252

  Retail Division
                  Volume                      $     72,262      $    88,334               $   219,417       $   483,335
                  Percent of Volume                     44%              46%                       44%               50%
                  Number of Loans                      201              288                       618             1,422
                  Average Loan Size           $        359      $       307               $       355       $       340

  Total Loan Production
                  Volume                      $    162,834      $   190,747               $   501,297       $   967,315
                  Number of Loans                      608              716                     1,954             3,375
                  Average Loan Size           $        268      $       266               $       257       $       287

The Wholesale Origination Division

Our wholesale lending division operates from our executive offices in San Francisco with offices in Tustin, California and Scottsdale, Arizona.

During the nine month period ended January 31, 2005 we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    Table 10
                               Pull Through Rates

        Fiscal Quarter Ended    Jan 05  Oct 04  Jul 04  Apr 04  Jan 04  Oct 03  Jul 03  Apr 03  Jan 03
                                ------  ------  ------  ------  ------  ------  ------  ------  ------
        Rate                    76.8%   64.7%   66.2%   71.0%   74.5%   69.2%   76.5%   74.2%   76.0%

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

Wholesale loan production during the nine-month period ended January 31, 2005 was $282 million as compared to $484 million for the comparable period ended January 31, 2004. This decrease of approximately 48% is attributable to two related factors: First, the increase in interest rates since the summer months of 2003, when mortgage rates were at record lows has dampened overall mortgage demand in California, our largest market. Second, the level of refinancings is acutely sensitive to interest rates and refinancing activity has declined substantially, particularly in California, our largest market.

During the fiscal year ended April 30, 2003, the Company made changes to its product mix and began to focus on providing Alt-A type of mortgage loans. These loans generally have characteristics such as lower documentation standards, higher loan to value ratios, higher debt-to-income levels, and may be secured by non-owner occupied properties. For investors in Alt-A mortgages, these products typically offer a higher yield with a reduced prepayment tendency as compared to prime or "A" mortgages. Because of these characteristics, mortgage investors have increased their demand for these types of products. As a result of this change in our product mix, we were able to increase the gain that we earn on the sale of mortgage loans from 96 basis points during the nine months ended January 31, 2004 to 143 basis points in the recently ended nine month period.

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

A borrower may qualify for a mortgage loan through five mortgage loan documentation programs:

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

The Company's underwriting department consists of five underwriters who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes from 48 to 72 hours to underwrite a mortgage loan from the initial receipt of the application from the broker. Quality underwriting affects both our exposure to loss from fraud and our ability to sell the mortgages we originate quickly for favorable prices. For this reason, we are retaining our underwriting staff, even though we are not currently making full use of it. We believe we could process 2-3 times the number of loans we are currently doing with our current staff.

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

Wholesale Mortgage Loan Sales

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of January 31, 2005, we had relationships to sell to approximately 20 mortgage investors.

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

Historically, we have normally sold each loan as it is funded. Doing so has limited our exposure to changes in the market value of the loan due to interest rate changes since the period of time from which we fund a loan to when we receive the proceeds from a secondary market buyer has been in the are of only two weeks. At the same time, we get a lower gain on sale from the secondary market for mortgages when we sell the loans one-by-one.

During the quarter ended January 31, 2005 we initiated a program to accumulate certain types of loans and then sell them in bulk. The types of loans we have done bulk or mini-bulk sales on to date have been Home Equity Lines of Credit (HELOCs) and adjustable rate mortgages (ARMs), both of which are less susceptible to value changes from changes in interest rates than are fixed rate mortgages.

The purpose of doing this is to increase our gain on sale, while still limiting our exposure to changes in loan values from interest rate changes. Subject to our available capital, we expect to continue to expand our activities in this area.

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

As of January 31, 2005, the Company had a maximum mortgage loan financing capacity of $60 million through two master sale agreements. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In addition, both of these facilities have offered to expand our borrowing capability to permit the Company to accumulate loans for bulk resale. We have not yet needed to make use of this additionally available borrowing capacity.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the nine-month period ended January 31, 2005 the Company was required to repurchase two loans in the total amount of $895,546. Such loans were refinanced by the borrower and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. During the nine-month period ended January 31, 2004 the Company was required to repurchase one loan in the amount of $29,762 which, subsequent to January 31, 2005, was resold. The Company recovered its entire principal, as well as the direct and carrying costs associated with this loan.

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

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse", for each quarter for the last nine fiscal quarters:


                                    Table 11
                       Average Number of Days in Warehouse

Fiscal Quarter Ended         Jan 05  Oct 04  Jul 04  Apr 04  Jan 04  Oct 03  Jul 03  Apr 03  Jan 03  Oct 02
                             ------  ------  ------  ------  ------  ------  ------  ------  ------  -----
Average Number of Days       15      15      15      13      14      14      11      14      21      19

                                       25

To the extent we continue to expand our mortgage pooling activities and utilize larger pools, we may see the average number of days our loans are financed start to increase.

Wholesale Loan Products

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $359,650) are called Jumbo loans. Jumbo loans comprised approximately 48% and 42% of the wholesale mortgage loans we originated for the nine-month periods ended January 31, 2005 and 2004, respectively.

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

Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. For the nine-month periods ended January, 2005 and 2004, the average wholesale loan size based on principal balance was approximately $211,000 and $252,000, respectively.

We primarily originate prime first lien residential mortgage loans. The Company also originates a lesser amount of second mortgage loans and home equity lines of credit.

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, during the six-month periods ended January 31, 2005 and 2004:

                                    Table 12
                        Wholesale Mortgage Loans by Type
                     (Nine Month Periods Ending January 31)


                  Loan Type                                                                    2005              2004
                  ---------                                                                    ----              ----
                  1 month adjustable-rate (various total terms)                                 2.6%              0.2%
                  6 month adjustable-rate (various total terms)                                 7.2%              3.0%
                  2 year fixed-rate, adjustable-rate hybrid (various total terms)               9.1%              0.7%
                  3 year fixed-rate, adjustable-rate hybrid (various total terms)              18.3%              2.5%
                  5 year fixed-rate, adjustable-rate hybrid (various total terms)              32.9%             32.9%
                  7 year fixed-rate, adjustable-rate hybrid (various total terms)               1.8%              4.1%
                  10 year fixed-rate, adjustable-rate hybrid (various total terms)              0.0%              0.1%
                  10 year term fixed-rate                                                       0.0%              0.0%
                  15 year term fixed-rate                                                       3.8%              8.7%
                  20 year term fixed-rate                                                       0.1%              0.0%
                  30 year term fixed-rate                                                      19.6%             43.0%
                  Federal Housing Authority (various total terms and rates)                     0.5%              3.4%
                  Other                                                                         4.1%              1.4%
                                                                                               ----              ----
                  Total                                                                       100.0%            100.0%

The loans that fall into the "Other" category are comprised of second mortgage loans and home equity lines of credit. "Other" loans can be either fixed or adjustable rate loans and have a variety of terms to maturity.

Wholesale Geographic Concentration

The Company originates loans in states where it is approved to do so. As of January 31, 2005, the Company was either licensed or qualified to do business in 17 states. On that same date, the Company had 76 employees located in two retail-lending offices in two states and three wholesale origination offices. During the nine-month periods ended January 31, 2005 and 2004, the Company's wholesale division's loan origination volume, as measured by principal balance, came from the following states:

                                    Table 13
                    Wholesale Lending Geographic Origination
                     (Nine Month Periods Ending January 31)

                                            2005             2004
                 -------------------------------------------------
                 California                 71.7%            85.9%
                 Arizona                    24.9%            12.4%
                 Others                      3.4%             1.7%
                                            ----             ----
                 Total                     100.0%           100.0%

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

During the nine-month periods ended January 31, 2005 and 2004, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ranges:

                                    Table 14
                      Wholesale Loan to Value Distribution
                     (Nine Month Periods Ending January 31)

                      LTV                 2005              2004
                      ---                 ----              ----
                      50 or less           16.9%            22.8%
                      50.01 - 60            9.3%            15.7%
                      60.01 - 70           23.3%            20.4%
                      70.01 - 80           49.3%            32.9%
                      80.01 - 85            0.2%             0.9%
                      85.01 - 90            0.5%             2.5%
                      90.01 - 95            0.2%             1.7%
                      95.01 or more         0.3%             3.1%
                      Total               100.0%           100.0%

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

During the nine-month periods ended January 31, 2005 and 2004, the percentage of loans, as measured by principal balance, that the wholesale division originated in each specific middle FICO score range follows:

                                    Table 15
                        Wholesale FICO Score Distribution
                     (Nine Month Periods Ending January 31)

                     FICO Score           2005             2004
                     ----------           ----             ----
                     800 +                 2.4%             1.9%
                     775 - 799            10.2%            14.3%
                     750 - 774            14.2%            19.2%
                     725 - 749            16.3%            17.5%
                     700 - 724            19.4%            14.0%
                     675 - 699            17.2%            15.2%
                     650 - 674            12.9%             9.4%
                     625 - 649             5.5%             2.6%
                     600 - 624             0.7%             0.6%
                     575 - 599             0.1%             0.2%
                     550 - 574             0.0%             0.1%
                     Below 550             0.1%             0.0%
                     No score available    1.0%             5.0%
                     Total               100.0%           100.0%

Wholesale Loan Property Types

During the nine-month periods ended January 31, 2005 and 2004, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows, for the nine-month periods ended January 31, 2005 and 2004, the percentage of loans originated by property type:

                                    Table 16
                    Wholesale Mortgage Loans by Property Type
                     (Nine Month Periods Ending January 31)

                                              2005              2004
                                              ----              ----
                    Single family             57.6%             66.4%
                    Planned Unit Dev.         27.2%             17.5%
                    Condominium                8.2%              5.5%
                    2 - 4 family               6.9%             10.5%
                    Other                      0.1%              0.1%
                                             -----------------------
                    Total                    100.0%            100.0%

During the nine-month periods ended January 31, 2005 and 2004, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    Table 17
                Wholesale Mortgages by Original Principal Balance
                     (Nine Month Periods Ending January 31)


                                        2005              2004
                                        ----              ----
                $100,000 or less         8.3%              4.0%
                $100,001-200,000        20.4%             19.5%
                $200,001-300,000        15.4%             25.1%
                $300,001-400,000        17.2%             19.1%
                $400,001-500,000        11.2%             10.1%
                $500,001-600,000         6.8%              7.7%
                $600,001-700,000         6.6%              5.1%
                $700,001-800,000         3.7%              1.3%
                $800,001-900,000         0.6%              1.1%
                $900,001-1,000,000       4.5%              2.8%
                $1,000,001-1,500,000     1.3%              2.8%
                over $1,500,001          4.0%              1.4%
                                        ----              ----
                                       100.0%            100.0%

First lien mortgage loan originations represented 91% and 98% of our wholesale loan originations, as measured by principal balance, for the nine-month periods ended January 31, 2005 and 2004, respectively.

The Retail Origination Division

Our retail division was established in 1985 and as of January 31, 2005 contracted with 18 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 18% and 17% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the nine-month periods ended January 31, 2005 and 2004.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the nine-month periods ended January 31, 2005 and 2004, the average loan size originated by the retail division was approximately $355,000 and $340,000, respectively.

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

Retail loan production for the nine-month period ended January 31, 2005 was approximately $219 million as compared to $483 million for the nine-month period ended January 31, 2004. The main reason for this decline was that our retail operations are concentrated in the San Francisco Bay area. Our experience has been that this geographic region experienced a greater than average surge in refinancings when interest rates were at their trough. Conversely, as interest rates have increased, it, too, has experienced a greater than average decline from it peak.

An additional factor contributing to the decrease was a reduction in the number of loan officers who were contracted with the Company during this period. This reduction was primarily the result of the intense competition in the mortgage industry to recruit experienced mortgage brokers.

Retail Loan Products

Jumbo loans comprised approximately 72% and 65% of the retail mortgage loans we originated for the nine-month periods ended January 31, 2005 and 2004, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, during the nine-month periods ended January 31, 2005 and 2004:

                                    Table 18
                         Retail Loan Origination by Type
                     (Nine Month Periods Ending January 31)

                                                         2005           2004
                                                         -----          -----
            Fixed and variable Jumbo mortgage             72.0%          65.1%
            Conventional adjustable-rate mortgage         11.9%           9.1%
            Conventional fixed-rate mortgage               7.5%          21.0%
            Second mortgages and home-equity lines         8.6%           4.8%
            Total                                        100.0%         100.0%

Retail Geographic Concentration

The Company originates retail loans primarily in California. During the nine-month periods ended January 31, 2005 and 2004, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                    Table 19
                       Retail Loan Geographic Distribution
                     (Nine Month Periods Ending January 31)

                                        2005              2004
                                        ----              ----
                       California       98.0%             99.0%
                       Others            2.0%              1.0%
                       Total           100.0%            100.0%

Retail Loan Property Types

During the nine-month periods ended January 31, 2005 and 2004, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    Table 20
                 Retail Mortgages by Original Principal Balance
                     (Nine Month Periods Ending January 31)

                                               2005               2004
                                               -----             -----
                 $100,000 or less                3.4%              2.9%
                 $100,001-200,000                7.7%              6.6%
                 $200,001-300,000                6.9%             16.4%
                 $300,001-400,000               14.1%             18.6%
                 $400,001-500,000               20.6%             18.4%
                 $500,001-600,000               13.1%             14.0%
                 $600,001-700,000               10.2%              9.0%
                 $700,001-800,000                5.5%              4.4%
                 $800,001-900,000                6.0%              2.9%
                 $900,001-1,000,000              6.7%              3.4%
                 $1,000,001-1,500,000            4.9%              2.4%
                 over $1,500,001                 0.9%              1.0%
                                               -----             -----
                                               100.0%            100.0%


First lien retail mortgage loan originations represented 91% and 95% of our total loan originations, as measured by principal balance, for the nine-month periods ended January 31, 2005 and 2004, respectively.

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

Item 6.  EXHIBITS.

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


                                 Transnational Financial Network, Inc.

Date:      March 15, 2005        /s/ Joseph Kristul
      ---------------------      ---------------------------------------------
                                 Joseph Kristul,   Chief Executive Officer,
                                                   Chief Financial Officer