Form 10KSB
period 2005-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2005-07-29
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

                                   (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2005

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 1-14219


                      Transnational Financial Network, Inc
                 (Name of small business issuer in its charter)

                                   California
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   94-2964195
-------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

401 Taraval Street, San Francisco, CA                    94116
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (415) 242-7800
-------------------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class

                                  Common Stock

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $10,205,281.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 20, 2005: $4,142,730.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 20, 2005: 6,791,360.

ITEM 1. BUSINESS

GENERAL

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties, principally in the San Francisco Bay Area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. Retail mortgage loans are those where we act only as an agent or broker in placing the loan with another lender. None of our capital is used in the funding of retail mortgage loans.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco and Costa Mesa, California, as well as Scottsdale, Arizona.

In addition, the Company provides licensing, regulatory oversight, accounting and other administrative services to other mortgage lenders primarily in order to capture and fund their mortgage production through its wholesale division. The mortgage industry refers to this business model as a "net branch" business arrangement. As of April 30, 2005, the Company maintained one net branch in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting net branches from our branch network on an opportunistic basis.

Since inception, our marketing niche has been borrowers that have high credit ratings and require large mortgage loans with low loan to value ratios. As a consequence, the combined wholesale and retail average loan size that we originated during the year ended April 30, 2005 was approximately $231,000.

We generate wholesale revenues through gains on the sale of mortgage loans and related servicing rights to investors, as well as interest generated on mortgage loans held, or warehoused, from the time the mortgage loan is originated until the mortgage loan is sold and origination fees. We generate retail revenues through origination fees.

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                    TABLE 1-1
                        DIVISIONAL LOAN PRODUCTION VOLUME
                             PERIODS ENDING APRIL 30
                                    ($ 000S)

                                                        Fourth Fiscal Quarter                             Full Year
                                                        ---------------------                    ------------------------

         Wholesale Division                             2005             2004                      2005            2004
                                                   ----------------------------------------------------------------------
                  Volume                              $ 84,427          $128,303                  $373,377     $  612,283
                  Percent of Volume                         54%               45%                       57%            49%
                  Number of Loans                          379               530                     1,764          2,449
                  Average Loan Size                   $    223          $    242                  $    215     $      250

         Retail Division
                  Volume                              $ 71,100          $157,520                  $290,517     $  627,357
                  Percent of Volume                         46%               55%                       43%            51%
                  Number of Loans                          203               438                       821          1,796
                  Average Loan Size                   $    226          $    322                  $    248     $      349

         Total Loan Production
                  Volume                              $155,527          $285,823                  $652,747     $1,239,640
                  Number of Loans                          582               968                     2,585          4,245
                  Average Loan Size                   $    225          $    282                  $    231     $      292

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

The Company operates in one business segment - mortgage banking.

THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa, California and Scottsdale, Arizona.

During the year ended April 30, 2005, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 1-2
                               PULL THROUGH RATES

         Fiscal Quarter Ended    Apr 05  Jan 05   Oct 04   Jul 04   Apr 04   Jan 04  Oct 03   Jul 03   Apr 03
                                 ------  ------   ------   ------   ------   ------  ------   ------   ------
         Rate                    74.2%   76.8%    64.7%    66.2%    71.0%    74.5%   69.2%    76.5%    74.2%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of April 30, 2005, we had two financing facilities in place for a total borrowing capacity of up to $60 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to exceed current business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

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

WHOLESALE LOAN PRODUCTION

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

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $359,650) are called Jumbo loans. Jumbo loans comprised approximately 47% and 42% of the wholesale mortgage loans we originated for the years ended April 30, 2005 and 2004, respectively.

In periods of declining interest rates, our predominant products are fixed rate mortgages with terms of either 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our originations. We originate some home equity financing through second mortgages and lines of credit using the home as collateral, but these products constitute a small
                                       3
portion of our business.

We primarily originate prime first lien residential mortgage loans. The Company also originates a lesser amount of second mortgage loans and home equity lines of credit.

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, during the years ended April 30, 2005 and 2004:

                                    TABLE 1-3
                        WHOLESALE MORTGAGE LOANS BY TYPE
                             (YEARS ENDING APRIL 30)

         Loan Type                                                                2005             2004
         ---------                                                                ----             ----
         1 month adjustable-rate (various total terms)                             2.6%             0.2%
         6 month adjustable-rate (various total terms)                             7.2%             3.0%
         2 year fixed-rate, adjustable-rate hybrid (various total terms)           9.1%             0.7%
         3 year fixed-rate, adjustable-rate hybrid (various total terms)          18.3%             2.5%
         5 year fixed-rate, adjustable-rate hybrid (various total terms)          32.9%            32.9%
         7 year fixed-rate, adjustable-rate hybrid (various total terms)           1.8%             4.1%
         10 year fixed-rate, adjustable-rate hybrid (various total terms)          0.0%             0.1%
         10 year term fixed-rate                                                   0.0%             0.0%
         15 year term fixed-rate                                                   3.8%             8.7%
         20 year term fixed-rate                                                   0.1%             0.0%
         30 year term fixed-rate                                                  19.6%            43.0%
         Federal Housing Authority (various total terms and rates)                 0.5%             3.4%
         Other                                                                     4.1%             1.4%
                                                                                 -------          -------
         Total                                                                   100.0%           100.0%

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

During years ended April 30, 2005 and 2004, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, contained loans within the following LTV ranges:

                                    TABLE 1-4
                      WHOLESALE LOAN TO VALUE DISTRIBUTION
                             (YEARS ENDING APRIL 30)



                LTV                     2005                  2004
                ---                     ----                  ----
                50 or less              16.9%                 22.8%
                50.01 - 60               9.3%                 15.7%
                60.01 - 70              23.3%                 20.4%
                70.01 - 80              49.3%                 32.9%
                80.01 - 85               0.2%                  0.9%
                85.01 - 90               0.5%                  2.5%
                90.01 - 95               0.2%                  1.7%
                95.01 or more            0.3%                  3.1%
                                       ------                -------
                Total                  100.0%                100.0%

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

During the years ended April 30, 2005 and 2004, the percentage of loans, as measured by principal balance, that the wholesale division originated in each specific middle FICO score range follows:

                                    TABLE 1-5
                        WHOLESALE FICO SCORE DISTRIBUTION
                             (YEARS ENDING APRIL 30)

                 FICO Score              2005              2004
                 ----------              ----              ----
                 800 +                    2.4%              1.9%
                 775 - 799               10.2%             14.3%
                 750 - 774               14.2%             19.2%
                 725 - 749               16.3%             17.5%
                 700 - 724               19.4%             14.0%
                 675 - 699               17.2%             15.2%
                 650 - 674               12.9%              9.4%
                 625 - 649                5.5%              2.6%
                 600 - 624                0.7%              0.6%
                 575 - 599                0.1%              0.2%
                 550 - 574                0.0%              0.1%
                 Below 550                0.1%              0.0%
                 No score available       1.0%              5.0%
                                        ------           --------
                 Total                  100.0%            100.0%

WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the years ended April 30, 2005 and 2004, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows, for the years ended April 30, 2005 and 2004, the percentage of loans originated by property type:

                                    TABLE 1-6
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE
                             (YEARS ENDING APRIL 30)

                                        2005              2004
                                        ----              ----
                Single family           57.6%             66.4%
                Planned Unit Dev.       27.2%             17.5%
                Condominium              8.2%              5.5%
                2 - 4 family             6.9%             10.5%
                Other                    0.1%              0.1%
                                      -------          --------
                Total                  100.0%            100.0%

During the years ended April 30, 2005 and 2004, the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    TABLE 1-7
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE
                             (YEARS ENDING APRIL 30)

                                           2005              2004
                                           ----              ----
                   $100,000 or less         8.3%              4.0%
                   $100,001-200,000        20.4%             19.5%
                   $200,001-300,000        15.4%             25.1%
                   $300,001-400,000        17.2%             19.1%
                   $400,001-500,000        11.2%             10.1%
                   $500,001-600,000         6.8%              7.7%
                   $600,001-700,000         6.6%              5.1%
                   $700,001-800,000         3.7%              1.3%
                   $800,001-900,000         0.6%              1.1%
                   $900,001-1,000,000       4.5%              2.8%
                   $1,000,001-1,500,000     1.3%              2.8%
                   over $1,500,001          4.0%              1.4%
                                         -------          --------
                                          100.0%            100.0%

First lien mortgage loan originations represented 90% and 98% of our wholesale loan originations, as measured by principal balance, for the years ended April 30, 2005 and 2004, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of April 30, 2005, we had relationships to sell to approximately 20 mortgage investors.

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

Historically, we have normally sold each loan as it is funded. Doing so has limited our exposure to changes in the market value of the loan due to interest rate changes since the period of time from which we fund a loan to when we receive the proceeds from a secondary market buyer has been in the area of only two weeks. At the same time, we get a lower gain on sale from the secondary market for mortgages when we sell the loans one-by-one.

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

WHOLESALE MORTGAGE LOAN FUNDING

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

As of April 30, 2005, the Company had a maximum mortgage loan financing capacity of $60 million through two master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In addition, each of these facilities allows the company to accumulate loans into bulk or mini-bulk pools for sale as a group at the Company's discretion. Presently we have a firm purchase advice from an investor prior to funding under the master sale agreements for bulk and mini-bulk pools. We anticipate that in the future the total dollar amount of a given bulk will increase and that we will have to modify existing agreements or enter additional agreements which would not necessarily require a firm purchase advice at the time the mortgage loan was funded.

In addition, both of these facilities have offered to expand our borrowing capability to permit the Company to accumulate loans for bulk resale. We have not yet needed to make use of this additionally available borrowing capacity.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the year ended April 30, 2005, the Company was required to repurchase three loans in the amount of $1,011,436. Of the $1,011,436 of loans repurchased in the year ended April 30, 2005, $115,890 is shown on the balance sheet for that year in the line item "Mortgage loans held for sale". This loan was subsequently repaid by the borrower in June 2005. The remaining amount of repurchased loans in 2005, $895,545, represents two loans, which were repaid by the borrowers during 2005. In all cases, the Company recovered its principal and fees associated with these loans. During the year ended April 30, 2004, the Company was required to repurchase one loan in the amount of $29,762. This amount is included in mortgage loans held for sale in the balance sheet for the year ended April 30, 2004. The Company recovered its entire principal, fees and other amounts associated with this loan.

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

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse", for each quarter for the last nine fiscal quarters:

                                    TABLE 1-8
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Fiscal Quarter Ended    Apr 05  Jan 05   Oct 04   Jul 04   Apr 04   Jan 04  Oct 03   Jul 03   Apr 03
                                 ------  ------   ------   ------   ------   ------  ------   ------   ------
         Average # of Days       16      15       15       15       13       14      14       11       14


To the extent we continue to expand our mortgage pooling activities and utilize larger pools, we may see the average number of days our loans are financed start to increase.

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of April 30, 2005 contracted with 18 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 18% and 17% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the years ended April 30, 2005 and 2004.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the years ended April 30, 2005 and 2004, the average loan size originated by the retail division was approximately $355,000 and $340,000, respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 72% and 65% of the retail mortgage loans we originated for the year ended April 30, 2005 and 2004, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, during the years ended April 30, 2005 and 2004:

                                    TABLE 1-9
                         RETAIL LOAN ORIGINATION BY TYPE
                             (YEARS ENDING APRIL 30)

                                                 2005             2004
                                                 ----             ----
  Fixed and variable Jumbo mortgage              72.0%            65.1%
  Conventional adjustable-rate mortgage          11.9%             9.1%
  Conventional fixed-rate mortgage                7.5%            21.0%
  Second mortgages and home-equity lines          8.6%             4.8%
                                                 ----             ----
  Total                                         100.0%           100.0%

RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the years ended April 30, 2005 and 2004, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                   TABLE 1-10
                       RETAIL LOAN GEOGRAPHIC DISTRIBUTION
                             (YEARS ENDING APRIL 30)

                                              2005              2004
                                              ----              ----
                 California                   98.0%             99.0%
                 Others                        2.0%              1.0%
                                              ----              ----
                 Total                       100.0%            100.0%

RETAIL LOAN PROPERTY TYPES

During the years ended April 30, 2005 and 2004, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:
                                   TABLE 1-11
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE
                             (YEARS ENDING APRIL 30)

                                           2005                        2004
                                           ----                        ---
     $100,000 or less                       3.4%                       2.9%
     $100,001-200,000                       7.7%                       6.6%
     $200,001-300,000                       6.9%                      16.4%
     $300,001-400,000                      14.1%                      18.6%
     $400,001-500,000                      20.6%                      18.4%
     $500,001-600,000                      13.1%                      14.0%
     $600,001-700,000                      10.2%                       9.0%
     $700,001-800,000                       5.5%                       4.4%
     $800,001-900,000                       6.0%                       2.9%
     $900,001-1,000,000                     6.7%                       3.4%
     $1,000,001-1,500,000                   4.9%                       2.4%
     over $1,500,001                        0.9%                       1.0%
                                           ----                       ----
                                          100.0%                     100.0%

First lien retail mortgage loan originations represented 91% and 95% of our total loan originations, as measured by principal balance, for the years ended April 30, 2005 and 2004, respectively.

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

EMPLOYEES

As of April 30, 2005, the Company had 66 employees, 64 of which were full-time. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be excellent.

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

The Company leases additional offices in Campbell, California (6,991 square feet with a monthly rental of $13,800 and various terms expiring March 2006); Costa Mesa, California (1,624 square feet with a monthly rental of $3,654 and a term expiring July 2008); and Scottsdale, Arizona (5,204 square feet with a monthly rental of $10,241 and a term that expires in July, 2008). Some space in these locations is currently under sub-lease to unrelated third parties.

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

The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's Common Stock for the quarterly periods indicated during the years ended April 30, 2005 and 2004:

                                    TABLE 5-1
                      PRICE RANGE OF COMPANY'S COMMON STOCK

                                                        High        Low
        2005    1st Quarter (May 04 - Jul 04)          $1.08      $0.80
                2nd Quarter (Aug 04 - Oct 04)           0.95       0.55
                3rd Quarter (Nov 04 - Jan 05)           0.62       0.51
                4th Quarter (Feb 05 - Apr 05)           0.80       0.50
        2004    1st Quarter (May 003 - Jul 03)          1.54       0.65
                2nd Quarter (Aug 03 - Oct 03)           0.80       0.15
                3rd Quarter (Nov 03 - Jan 04)           0.50       0.15
                4th Quarter (Feb 04 - Apr 04)           1.26       1.05

The Company did not pay any dividends in 2005 or 2004. The Company's warehouse lines of credit do not prohibit payment of dividends, unless the Company is in default of covenants or payment of such dividends would result in an event of default, including requirements for certain agreed upon tangible net worth.

As of April 30, 2005 there were approximately 460 shareholders of record of the Company's Common Stock.

Equity-Compensation Plan Information

The following table summarizes information regarding the Company's equity compensation plans as of April 30, 2004:

                                    TABLE 5-2
                     SUMMARY OF EQUITY COMPENSATION PLANS(1)

                                                                   Number of        Weighted
                                                               Securities to be      Average          Number of
                                                                  Issued Upon    Exercise Price      Securities
                                                                 Exercise of           of             Remaining
                                                                  Outstanding      Outstanding      Available for
                                                                 Options and       Options and         Future
                                Plan Description                   Warrants         Warrants          Issuance
                  ------------------------------------------  -------------------  --------------  ----------------
                   1998 Stock Compensation Plan                      18,000          $7.50               0
                   2000 Stock Incentive Plan                        635,546          $0.92           1,305,830
                   Other Options                                    540,000          $3.74               -
                   Warrants                                          45,000          $1.32               -
                   Grants Under Compensation Plans Not
                   Approved by shareholders                            -               -                 -
                   Totals                                         1,238,546          $2.30           1,305,830



         (1) See Notes 1 and 6 to the Financial Statements contained at Item 7 for further information.

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

INTRODUCTION

For a discussion of the general nature of the Company's business and some of the important operating metrics, please refer to Item 1 of this filing. Table 6-1, immediately following, is largely a repeat of the data presented in Item 7 of this report and is done for the convenience of the reader.

                                    TABLE 6-1
                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                             STATEMENT OF OPERATIONS
                    FOR THE QUARTER AND YEAR ENDING APRIL 30
                              ( QUARTERS UNAUDITED)

                                                     Quarter Ended April 30                      Year Ended April 30
                                                     ----------------------                      -------------------
                                                   2005          2004      % Chng.            2005        2004    % Chng.
                                                   ------------------      -------            ----        ----   --------

Revenue:
       Net gain on sale of mortgages           $ 1,287,694    $ 1,202,695       7%      $  4,682,929   $  6,490,601   -28%
       Production revenue                        1,397,379      2,277,931     -39%         5,387,900      9,637,433   -44%
       Other revenue                                33,083         28,719      15%           134,452         47,401   184%
                                                    ------        ------                    -------        ------

       Total revenue                           $ 2,718,156    $ 3,509,345     -23%      $ 10,205,281   $ 16,175,435   -37%

Direct expense:
       Commission and production incentives    $   971,213    $ 1,441,312     -33%      $  3,385,789   $  5,933,985   -43%
       Production expense                          164,278        276,070     -40%           623,534      1,301,232   -52%
       Pair-off fees                                   500         21,685     -98%             5,000         16,698   -70%
       Provision for early payoff penalties         14,000        (25,000)      nm            47,500         75,000   -37%
                                                    ------       --------                    ------        ------

       Total direct expense                    $ 1,149,991    $ 1,714,067     -33%      $  4,061,823   $  7,326,915   -45%

Net interest income (expense)
       Interest income on loans in warehouse   $   299,375    $   242,359      24%      $  1,043,305   $  1,201,533   -13%
       Interest expense on loans in warehouse     (218,255)      (188,036)     16%          (716,251)    (1,066,383)  -33%
       Warehouse transaction fees                  (32,285)       (36,170)    -11%          (124,219)      (216,956)  -43%
                                                   --------      --------                  ---------     ---------

       Net warehouse interest income (expense)      48,835         18,153     169%           202,835        (81,806)    nm

       Interest income on deposits                   8,710          1,094       nm            34,636         27,829    24%
       Interest expense - subordinated debt        (87,776)       (51,825)     69%          (216,358)      (282,525)  -23%
                                                   --------     ---------                  ---------     ---------

       Net interest income (expense)           $   (30,231)   $   (32,578)     -7%      $     21,113   $   (336,502) -106%

Gross profit on mortgage activities            $ 1,537,934    $ 1,762,700     -13%      $  6,164,571   $  8,512,018   -28%

Indirect expense
       Salaries and benefits                   $ 1,086,745    $ 1,012,503      -7%      $  3,919,055   $  4,350,705   -10%
       General and administrative                  514,502        559,286      -8%         2,323,252      2,173,568     7%
       Occupancy                                   204,443        178,085      15%           746,771        696,547     7%
       Depreciation                                 17,338         21,166     -18%            70,490         96,507   -27%
                                                    ------         ------                     ------        ------

       Total indirect expense                  $ 1,823,028    $ 1,771,040       3%      $  7,059,568   $  7,317,327    -4%

Impairment of Goodwill                          (2,714,516)   $(1,049,760)    159%        (2,714,516)  $ (1,049,760)  159%

Operating income (loss)                        $(2,999,610)   $(1,058,100)    183%      $ (3,609,513)  $    144,931     nm

Non-operating income (expense):
       Other interest expense                         -           (19,773)   -100%           (15,621)      (124,333)  -87%
       Total non-operating income (expense)           -           (19,773)   -100%           (15,621)      (124,333)  -87%
                                                      -          --------                   --------     ----------

Income (loss) before taxes                      (2,999,610)    (1,077,873)    178%        (3,625,134)        20,598     nm

Provision (benefit) for income taxes               273,561       (241,975)   -213%           273,561       (170,710) -260%

Net income (loss)                              $(3,273,171)   $  (835,898)    292%      $ (3,898,695)  $    191,308 -2138%
                                               ============   ===========               ===========    ============

REVENUE ANALYSIS

Our revenues declined by 37% for the full year ended April 30th, 2005. There are several aspects of this decline and recent trends that bear noting:

Wholesale origination volumes declined 38% year-over-year with quarterly wholesale originations in a fairly tight band for all four quarters of fiscal 2005. This is seen in Table 6-2, "Origination Volumes."

                                    TABLE 6-2
                               ORIGINATION VOLUMES
                                  ($ MILLIONS)

Fiscal Quarter Ended     4-30-05    1-31-05   10-31-04   7-31-04    4-30-04   1-31-04   10-31-03  7-31-03    4-30-03
--------------------     -------    -------   --------   -------    -------   -------   --------  -------    -------

Wholesale                $   97     $   91     $   94    $    98    $  128    $   102   $   134   $   247    $  194
Retail                       71         72         64         83       144         88       226       216       244
                         ------         --         --    -------     ------    ------   -------   -------    ------

Total                    $  168     $  163     $  158    $   181    $  272    $   190   $   360   $   463    $  438
                         ======     ======     ======    =======    =======    ======   =======   =======    ======



Our Gain on Sale margin substantially improved in Fiscal 2005, increasing to 129 basis points from 113 basis points in Fiscal 2004. The quarterly trend of our Gain on Sale margin is shown in Table 6-3, "Wholesale Gain on Sale."

                                    TABLE 6-3
                             WHOLESALE GAIN ON SALE
                                 (BASIS POINTS)

Fiscal Quarter Ended        4-30-05    1-31-05  10-31-04    7-31-04   4-30-04    1-31-04  10-31-03   7-31-03    4-30-03
--------------------        -------    -------  --------    -------   -------    -------  --------   -------    -------

Gain on Sale                142        119      145         113       106        140      133        93         128

The following factors were at work improving our gain on sale from the previous year:

We continue to receive forward commitment payout fees for the completion of best efforts forward commitments. These fees can and do influence quarterly results materially. The amounts we have received in these fees is shown in Table 6-4, "Forward Commitment Payout Fees Received." We enter into these agreements in order to increase our Gain on Sale margin over what we would otherwise achieve by selling the mortgages we originate on a loan by loan basis.

                                    Table 6-4
                     Forward Commitment Payout Fees Received
                                    ($ 000's)

Fiscal Quarter Ended      4-30-05    1-31-05  10-31-04    7-31-04   4-30-04    1-31-04   10-31-03    7-31-03   4-30-03
--------------------      -------    -------  --------    -------   -------    -------   --------    -------   -------

FCP Fees Received         $    98    $   105  $   271     $   0     $   51     $   335   $   528     $   27    $   428

In the absence of receiving any forward commitment payout fees, our Gain on Sale margin would, nonetheless, have increased 20%, from 97 basis points to just under 117 basis points. There are two principal factors at work here, both of which began to show their effects at the beginning of the fourth quarter:

First, about half way through the year, we set up a wholesale origination operation that operates in parallel to our existing one. The purpose is to focus on a different market segment than the Alt-A borrowers of our traditional focus. This market is for borrowers with lower credit scores, but higher than what normally sees in sub-prime mortgage lending. We consider them to be Alt A Minus borrowers. The secondary market pays a much higher gain on sale margin to us for these loans.

This operation was set up on a pilot basis in our Arizona offices, and is in the process of being rolled out into our other Californian offices.

Second during the middle of our last fiscal year, we began accumulating mortgages for sale in pools, known as "bulks," or "mini-bulks." With the completion of our long-term subordinated debt offering in January, we began increasing our aggregation of mortgages into pools.

This will have the effect of increasing our base Gain on Sale margin, decreasing the amount of revenues we see from the receipt of forward commitment payout fees, and increasing the amount of loans held for sale on our balance sheet.

The other major factor that affected our revenues was a 57% decline in our retail originations. While these operations are materially less profitable than our wholesale operations, they exert a disproportionate effect on revenues when compared their effects on our gross profits.

We continued to have, during the year, problems with the retail operation we acquired in 1999. The problems included management and loan officer turnover, both of which exerted a materially negative effect on overall retail loan originations. At the end of our last fiscal year, we installed new management which then embarked on a program to expand the number of loan officers in this operation, and in what we believe will be a profitable fashion.

GROSS PROFIT ANALYSIS

Gross profits during the year just ended declined 28%, a rate lower than the 37% decline in our total revenues. The principal factors contributing to this were as follows:

1. Interest Income/(Expense) for the full year went from a large expense to a modest income level, thus accounting for about 40% of the difference. However, we experienced a net interest expense in the fourth quarter, strictly due to the increased level of subordinated debt upon which we pay interest. We do not expect to have positive Net Interest Income in the coming year.

2. Our gross margin improved throughout the year, from 52.6% in fiscal 2004 to 60.4% in fiscal 2005. In the absence of any forward commitment payout fees, our gross margin improved to 58% from 48% in the previous year. This is the result of the increasing importance of our wholesale operations to the total, as well as the actions, previously discussed, that we are taking to improve our Gain on Sale margins.

The quarterly trend of our gross margins is shown in the table below, Table 6-5, "Gross Profit Margin Trends."

                                    TABLE 6-5
                           GROSS PROFIT MARGIN TRENDS

Fiscal Quarter Ended      4-30-05    1-31-05  10-31-04*  7-31-04*  4-30-04*   1-31-04*   10-31-03*  7-31-03*  4-30-03*
--------------------      -------    -------  ---------  --------  --------   --------   ---------  --------  --------

Gross Profit Margin       56.5%      61.8%    66.9%      61.5%     50.2%      59.8%      52.0%      51.0%     52.5%


         * - These margins are different, and lower by 1-2 percentage points, than previously reported because we are now reporting Subordinated Debt Interest expense above the Gross Profit line going forward from January 31, 2005.

INDIRECT EXPENSE ANALYSIS

We continued during the year to maintain tight control over our indirect expense spending, cutting such spending 4% for the year. These expenses are not as variable as our direct operating expenses. Indeed, we need to maintain a certain minimum capacity for underwriting, processing and funding mortgages, as well as in other parts of our company in order to keep our quality standards in place. We feel we are at that level now, and do not expect to be able to cut our Indirect Expenses further.

At the same time, we believe we have the capacity in our mortgage underwriting, processing and funding areas to push through loan volumes of nearly twice our current level. Thus, to the extent that our new product activities and account executive actions are successful in increasing our loan volumes, we will see substantial operating leverage from our current Indirect Expense spending.

That said, however, we have undertaken restructuring certain parts of our financial reporting functions, and will see a temporary increase in spending on consultants in the first two quarters of the current fiscal year.

                                    TABLE 6-6
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Fiscal Quarter Ended    4-30-05    1-31-05    10-31-04    7-31-04    4-30-04     1-31-04   10-31-03    7-31-03    4-30-03
--------------------    -------    -------    --------   --------   --------    --------   --------    -------   -------

Total Indirect Exp.     $1,823     $1,660     $1,637     $1,702     $1,771      $1,699     $1,799      $2,093    $2,035
    Percent of Rev.       67.1%      74.5%      66.9%      68.3%      50.5%       57.5%      40.6%       35.9%     33.6%

Selected Components:
    Salaries and Ben.   $1,086     $  948     $  895     $  950     $1,012      $1,024     $1,096      $1,249    $1,114
    Percent of Rev.       40.0%      42.6%      36.6%      38.1%      28.8%       34.7%      24.7%       21.4%     19.0%
    Gen. and Admin.     $  515     $  520     $  550     $  559     $  559      $  480     $  503      $  635    $  712
    Percent of Rev.       18.9%      23.4%      22.5%      22.5%      15.9%       16.3%      11.4%       10.9%     11.3%


IMPAIRMENT OF GOODWILL

At the end of fiscal 2005, we undertook an analysis of the carrying value of the goodwill we have had on our balance sheet as a result of the acquisition of a retail loan origination company in 1999. Although we reduced the value at the end of fiscal 2004, we had not proved successful in our restructuring plans for this operation during fiscal 2005. Because of the historic uncertainty of our ability to improve the results of this acquired entity, we believed it was prudent to reduce the carrying value of the goodwill once again.

Accordingly, we recorded a goodwill impairment charge of $2.7 million at the end of fiscal 2005, bringing the carrying value of the remaining goodwill down to $1.2 million.

There were no effects on any of the company's cash balances or loan covenants as a result of this write down.

NON-OPERATING EXPENSE ANALYSIS

Our principal non-operating expense item was interest expense from the interest owed on the earn-out related payments due as a result of the previously discussed acquisition. The final principal repayments were made in our third fiscal quarter, thus bringing our non-operating interest expense to zero in our fourth fiscal quarter. We do not expect to experience further non-operating interest expense in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash plus investments held-to-maturity position as of April 30, 2005, decreased by $522,128 from what it was at the end of our last fiscal year, April 30, 2004. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with its warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. Hence, the total of unrestricted and restricted cash plus short-term (cash-like) investments is what we measure in evaluating our overall liquidity.

The principal changes to our aggregate cash and investments positions during the year are shown in Table 6-7, "Simplified Sources/(Uses) of Cash," below. The FASB-compliant sources and uses of funds statement is included with the other financial statements in Item 7 of this filing. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.

                                    TABLE 6-7

                        SIMPLIFIED SOURCES/(USES) OF CASH
                            YEAR ENDED APRIL 30, 2005

         Sources (Uses)                                                            Fourth Quarter       Fiscal 2005
          Operating Cash Flows
          Income Statement Related Cash Flows
          Net Loss                                                                   $ (3,273,171)     $ (3,898,695)
                  Add back non-cash charges
                      Depreciation & Amortization                                          21,054            74,913
                      Impairment of Goodwill                                            2,714,516         2,714,516
                      Fair value of financial derivatives changes                          85,896           222,496
                      Stock option expense                                                136,762           136,762
                      Deferred income taxes                                               291,365           291,365
                      Provision for early payoff penalties                                 14,000            47,500
                                                                                           ------            -------
                  Operational Cash Flows from the Income Statement                   $     (9,578)     $   (411,143)

          Balance Sheet Related Cash Flows
          Mortgages held for sale                                                    $   (229,706)     $ (1,355,532)
          Short-term mortgage receivables                                                 (76,625)         (238,345)
          Other Assets                                                                     26,479           (86,756)
          Accounts payable and other accrued liabilities                                  121,958            64,979
                                                                                          -------            ------
                  Operational Cash Flow from the Balance Sheet                       $   (157,894)     $ (1,615,655)

          Total Cash Flow Used in Operations                                         $   (167,472)     $ (2,026,798)

          Financing Activity Cash Flows
                      Issuance of subordinated debt                                  $          0      $  2,875,700
                      Repayments of subordinated debt                                    (250,000)         (650,000)
                      Stock purchases                                                           0           (37,198)
                      Settlement paid                                                           0          (639,047)
                      Capital lease obligations change                                     (3,252)     $    (21,522)
                                                                                           ------      -------------

          Total Cash Flow from Financings Activities                                 $   (253,252)     $  1,527,933

          Investing Activity Cash Flows
                      Purchase of property and equipment                             $     (3,560)     $    (23,265)

          Total Cash Flow from Investing Activities                                  $     (3,560)     $    (23,265)

          Net Change to Aggregate Cash and Investments                               $   (424,284)     $   (522,130)



In summary form, this table says the following concerning the Company's aggregate cash resources in the recently ended fiscal year:

1. The Company lost about $411,000 of cash from its income-statement related operations during the last fiscal year. It should be noted that there was a improving trend during the year, resulting in only a $10,000 loss of cash in the fourth fiscal quarter.

2. The Company increased its Mortgage Held for Sale and Short-term Mortgage Receivables by a total of $1.59 million during the year. This is the result of the previously discussed corporate strategy of aggregating individual mortgage loans into pools and then selling the pools in order to increase our Gain on Sale. Part of the pools is funded by the warehouse facilities, and part is funded using our own cash as a means of earning a greater return than on money market funds or equivalent short-term investments.

3. In order to fund its corporate strategy of increasing its individual loan aggregation, the Company increased its net Subordinated Debt by $2.2 million. Importantly, we lengthened the term and lowered the cost of our total subordinated debt by (1) paying down $400,000 of 15% debt with short maturities, (2) raising $2.7 million of 10 year, 8.5% coupon convertible debt, and (3) paying down a net of $63,000 in 10% 2-3 year debt.

4. The payment of the Settlement Payable (and the associated interest thereon) at $100,000 per month was completed during the third fiscal quarter of last year. This used about $655,000 of cash, including the interest, and extinguished the $639,000 obligation.

5. We include all the change in Other Assets in our measure of operational liquidity generation/use because virtually the entire account is comprised of prepaid expenses that run off in less than a year.

SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of April 30, 2005, the Company had a total of two financing facilities for a maximum financing capacity of up to $60.0 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities currently require compensating balances of $1.02 million.

More detailed data on these facilities is presented in Note Number 3 to the Financial Statements presented in Item 7.

Our overall funding strategy is to use committed facilities, summarized as of April 30, 2005:

                                   TABLE 6-8
                          LOAN FACILITIES AND BALANCES

                             Committed      Outstanding      Required      Interest Rate
Type of Facility               Facility        Balance     Cash Deposit    April 30, 2005    Maturity
----------------             -------------  ------------   ------------    --------------    --------

Master sales agreement       $40,000,000    $10,800,081    $1,000,000           5.75%(2)     Annual or 30 days notice
Master sales agreement        20,000,000     11,042,900        20,000      5.01-6.06%(3)     Annual or 30 days notice
                              ----------     ----------    ----------
Totals                       $60,000,000    $21,842,981    $1,100,000
                              ==========     ==========    ==========


(1) For the first $30 million of this facility, the contractual interest rate facility was 3.99% or Prime, whichever is greater. The rate for the next $10 million is 0.05% greater than the rate for the first $30 million.
(2) The contractual interest rate on this facility is one month LIBOR plus a margin ranging from 2.00% to 2.50%.


FUTURE NON-OPERATIONAL CASH REQUIREMENTS

The Company has certain non-operational requirements for cash in the future. The material requirements are those for repayment of the subordinated debt issued in recent years to bolster our capital position. The schedule of maturities for these is as follows:

                                    TABLE 6-9
                   NON-OPERATIONAL CASH REPAYMENT REQUIREMENTS

         October 31, 2006                                      $50,000
         March 31, 2007                                      $ 800,000
         May 31, 2007                                        $ 200,000
         January 12, 2015                                   $2,687,700


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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                   TABLE 6-10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                             April 30,         April 30,
                                               2005              2004
                                            -----------------------------------

Commitments to extend credit                $  21,772,820      $  39,667,350
Mandatory forward delivery commitments          2,741,500                  -

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

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. The following discussion highlights policies that management believes can have in the future or did have in this past year an important impact on how our results are or have been reported.

IMPLEMENTATION OF SFAS 133 AND SAB 105

There are two parts of our business that fall under the definition of derivative instruments and within the guidance of SFAS 133 and SAB 105: our locked loan pipeline and our mandatory forward loan commitments.

Our locked loan pipeline consists of commitments to fund mortgages on residential properties. These commitments consist of a dollar value commitment, interest rate, payment terms, and are typically made for 21-28 day periods. If the borrower has not consummated the loan within the commitment period, the commitment either expires without being used, or it is extended for another specific period of time, usually in return for paying an extra fee. The extra fee would appear in our income line "Production Revenue."

The accounting for our locked pipeline, reported on the income statement and balance sheet by reference to SFAS 133, under SFAS 133 and SAB 105 guidance is as follows:

     o We evaluate each locked, but unfunded, loan and determine what the market price of each loan would be if sold individually into the secondary market as of the lock date. The pricing used for this calculation comes from the largest of the secondary market investors to whom the Company regularly sells closed mortgage loans.

     o We evaluate each locked, but unfunded, loan and determine what the market price of each loan would be as of the period close date, using the same rate sheets as in the step above.

     o We take the difference between the two calculations in the two steps previously to determine which way the value of each locked loan has moved since it was locked, and then total these price movements across all loans.

     o This resulting total is then multiplied by the Company's most recent six month average Pull Through Rate (loan commitments that actually proceed to funding), and the resulting figure is then either a potential asset or a liability as of the period close.

        We have elected to record this calculation at the lesser of zero or a net liability on our balance sheet. Period-to-period changes in this amount are recognized in our Income Statement on the line "Net Gain on Sale of Mortgages."

This income statement item, as recorded is always a non-cash item. It results in recognizing currently (but only in the negative direction) the effects a change in market interest rates has on our gain on sale. This calculation will result in only a small entry on our income statement unless interest rates change dramatically from one accounting period to another. A large change in our locked pipeline at the same time would accentuate its effects.

Because this calculation is largely a theoretical calculation with no meaningful economic effect we have been able to discern, we do not consider this figure at all in managing our business.

The second element of our business where SFAS 133 guidance on accounting for derivatives has an impact is where and when we use mandatory forward delivery commitments (MFDs).

We use mandatory forward delivery commitments principally to accomplish the following: we typically get a higher gain on sale than we would on a best efforts forward delivery commitment. I.e., we are not entering into MFDs for the purpose of conducting any hedging activities.

When interest rates rise after an MFD is entered into, the value of that MFD increases. I.e., we can sell loans into the MFD for prices higher than the best efforts market would allow. Conversely, when interest rates decline, the value of an MFD declines. I.e., we will only be able to delivery loans into the MFD at lower interest rates than we had committed to delivering.

The value of the remaining open amount of an MFD is captured at our period end reports by multiplying the remaining open amount by the amount that the price matrix has moved since the contract was entered into. This value may be either positive (if interest rates have risen), or it may be negative (if interest rates have declined).

Period-to-period changes in the value of this asset (or liability) then get reported in our Income Statement under the caption "Net Gain on Sale of Mortgages."

For a given MFD, this calculation will always be a theoretical calculation that doesn't translate into a cash effect in a direct manner. I.e., if an MFD is open at the end of one accounting period (with an attendant asset or liability), the value, as defined above, will be recorded under the "Net Gain on Sale of Mortgages" caption. If the MFD is closed out in the following period, there will be no asset or liability. As a result, the sum of the changes in asset or liability values will always, by definition, total zero.

The real economic impact shows up at the time(s) we deliver the loans into the MFD, and whether or not we deliver at, above or below the price matrix. The end result shows up in our Gain on Sale, which is a cash item.

There is a secondary effect of our use of MFDs, and it shows up when we fail to complete a delivery as required. When this happens, we are required to pay (in cash) what is called a "Pair-off Fee" to the MFD counter-party. In fiscal 2005, our total Pair-off Fee payments were minimal ($16,698).

HEDGING ACTIVITIES

Beginning in fiscal 2005, we entered into two types of hedging activities, both new to us: the use of Mandatory Forward Delivery Commitments (MFDs), and the purchase or sale of publicly-traded securities to hedge our interest rate exposure risk in the pools of loans we accumulate for sale.

Mandatory Forward Delivery Commitments were discussed in the immediately preceding section. That said, it should be repeated that we do not use them as a means of hedging any of our various interest rate risks. Rather, we use MFDs principally as a means of having more avenues open to us for increasing our Gain on Sale for the mortgages we originate and fund.

The Company accumulates loans into pools which it then sells in bulk. This is a new activity that the Company began only in the latter part of fiscal 2005.

We value these loans held for resale at the lower of cost or market at the close of each accounting period. Cost is determined to be our basis in the loans. Market is determined to be what we could sell the loan for as of the period close date, typically the price on the price sheets of one of the major secondary market loan buyers for best efforts delivery.

We have determined that either we do not qualify for, or that it is uneconomic to attempt to qualify for Hedge Treatment accounting under SFAS 133. Therefore, under current accounting rules applicable to the Company, we will always have to mark loans held for sale to market in the negative direction, but may mark them to market in the positive direction only up to the limit of our basis in the loans.

In order to limit the capital risks associated with possible interest rate changes during the time these pools are being accumulated and before a selling price is set, we enter into the purchase or sale of publicly-traded securities whose price movements are thought to be inverse to the movements of loan prices.

Because these securities are publicly-traded, changes in value (up or down) from our cost basis need to be recorded at the close of each accounting period. These changes are recorded in our "Net Gain on Sale of Mortgages" line item our Income Statement.

The differing account treatments of these two items mean that we will likely have period to period variability, since one (the securities) is always marked to market, regardless of direction, and the other (Mortgage Loans Held for Sale) is marked to market only in the negative direction.

That said, however, when the entire related transactions are completed, and assuming the hedges are entered into accurately, movements in value of the two components will offset each other, excluding transaction costs.

Since we began this activity late in our third fiscal quarter, it is too early to determine the success or failure of these efforts.

We have referred in various locations in this document to our use of Best Efforts Forward Delivery Commitments. Under these commitments, we are not obligated to make any deliveries, and generally do not suffer any economic penalties for failure to complete the delivery of the specified loan volumes. We do, however, receive fees over and above our normal Gain on Sale when we complete such commitments within the scope of the underlying agreements. These show up in our Gain on Sale, and have been discussed in the "Revenue Analysis" section of this Item 6.

USE OF QUICKSALE FACILITIES

We have three forms of financing available to us for funding our mortgages prior to sale into the secondary markets:

     o Our own capital base. We do not use our capital for this purpose. Rather, we use it to enable us to secure borrowing capabilities (Quicksale or true warehouse).

     o True Warehouse borrowing. Here, we borrow from a lender to fund our mortgages prior to their sale in the secondary market, and the underlying structure is a typical loan agreement secured by the underlying mortgages which have been pledged against the loan.

        When we use a true warehouse facility to fund our mortgages prior to their sale, we do not recognize any gain on the sale of the underlying mortgages until their transfer to the secondary market buyer. Concurrently, and prior to the transfer of the loan to the secondary market buyer, the warehouse loan will appear on our balance sheet as a liability, and the underlying mortgage will appear as an asset under "Mortgage Loans Held for Sale."

        It should be noted that the underlying mortgages may well already have a committed buyer at a specific price when the true warehouse loan facility is used to fund those mortgages.

     o Quicksale facilities. A Quicksale facility differs little from a true warehouse facility, except in the following ways:

          o The underlying loans always have a committed take-out buyer at the time the Quicksale facility funds the original mortgage.

          o   The Gain on Sale is recognized at the time the loan is funded;

          o   There are no corresponding asset or liability entries.

Whether we fund a loan via a Quicksale facility or via a true warehouse loan facility has virtually no impact on the timing of our cash flows, and only a very modest impact on the timing of when we recognize revenue from the sale of mortgages we fund. The reason the modest timing impact is that mortgages we make typically stay "in the warehouse," or externally funded, for about two weeks. The exception to this statement will be for the loans we accumulate to sell in pools, and there is not yet enough data at hand to make any general statements about what the pattern here is or will be.

GOODWILL IMPAIRMENT CALCULATIONS

Any reader of this filing will have noted that we again took an impairment charge against our the carrying value of the Goodwill on our balance sheet this year, this time for $2.7 million (versus $1.0 million in fiscal 2004).

The assessment of the carrying value of Goodwill requires the use of estimates of future cash flows of a business, along with many underlying assumptions. As a result, by only varying these assumptions modestly, one can arrive at widely divergent values. For example, we believe we could use reasonable assumptions that could lead to a value of anywhere from nothing to $3+ million for the operation in question.

It is the opinion of management and our board of directors that any methodology that lends itself to such a wide range of values is essentially useless as an analytical tool.

As noted previously we have had turn-over of loan officers, along with the attendant drop off of loan production, at the operation associated with the Goodwill. While we believe we will be successful in restructuring this operation to make it a strong contributor in the future to our business, we have not been successful in our efforts so far, and we have no tangible evidence to date that we will be successful.

As a result, in choosing the underlying assumptions to arrive at a carrying value for our Goodwill, we made a good faith effort to judge what the current actual market value of this operations might be if we were to attempt to sell it, which is consistent with recent operational results and reasonable assumptions about cash flows expected to be derived from this unit.

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

ITEM 8B

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's directors and executive officers:

                                    TABLE 9-1
                        DIRECTORS AND EXECUTIVE OFFICERS

Name                  Age    Position
Joseph Kristul        57     Chief Executive Officer/Director
Maria Kristul         57     President, Director
Elena Logutova        31     Executive Vice President/Director of Secondary
                             Marketing
Walter Pajares        29     Vice President of Mortgage Operations
Robert A. Forrester   61     Director
Alex Rotzang          60     Director
J. Peter Gaskins      57     Director
Paul Garrigues        49     Director

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

Elena Logutova, Executive Vice President and Director Secondary Marketing joined the Company in June 1999 and she is in charge of secondary marketing and operations of the business. Ms. Logutova was previously with American Marketing Systems. Ms. Logutova obtained a Master of Science in Finance from Golden Gate University.

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

Robert A. Forrester became a director of the Company in March 1999 and provides legal counsel to the Company. Mr. Forrester is an attorney and has practiced in his own firm since April 1989. Mr. Forrester is a member of the State Bars of Texas and California. He received a Bachelors Degree in Mathematics from San Francisco State University and a Juris Doctorate Degree from the University of Santa Clara.

Alex Rotzang became a director in August 1999. He is Chairman of NoreX Petroleum Limited, an international oil and gas company based in Cyprus and Calgary, Canada. Mr. Rotzang formed NoreX Petroleum Limited in 1994 and has 25 years experience in the oil and gas industry. Mr. Rotzang graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Russia, in 1971.

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

Paul R. Garrigues became a director of the Company on September 25, 2002, after he resigned his position as Chief Financial Officer. Mr. Garrigues received his Bachelors of Science Degree in Accountancy from the University of Southern California. He is a CPA who spent the first four years of his career with Deloitte & Touche, LLP. Mr. Garrigues has nearly 20 years experience in senior financial management positions in the financial services and real estate development industries. In 1999 he was the Chief Financial Officer of Aurora Loan Services; from 2000 to 2001 he was the Chief Financial Officer of Valley Construction & Development, which in 2002 filed for protection under Chapter 7 of the United States Bankruptcy Code, and during 2002 he served as the Chief Financial Officer of Fremont Bank and then the Company. In October 2002, he joined a Florida based Federal Savings Bank where he served as the Chief Accounting Officer. In February 2005 Mr. Garrigues was appointed Senior Vice President and Chief Financial Officer of Big Lake National Bank.

All the directors' terms are for a period of one year and are voted on annually at the Shareholders' Meeting. Current terms will expire on October 1, 2005. None of the directors is currently serving on the Board of Directors of any other reporting entity.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors has established two active committees, the Audit Committee and the Primary Committee.

The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company. The Audit Committee is composed of Messrs. Gaskins, Forrester and Garrigues. Mr. Gaskins is Chairman of the Audit Committee, and Mr. Forrester is the Vice-Chairman. In accordance with the provisions of the Sarbanes-Oxley Act, Mr. Gaskins and Mr. Garrigues are financial experts of the Audit Committee. Both Messrs. Gaskins and Garrigues are independent as specified in Section 121 of the American Stock Exchange Company Guide.

The duties of the Primary Committee relate to administration of the 2000 Stock Incentive Plan, and are set forth under the caption 2000 Stock Incentive Plan in
Note 6 to the accompanying financial statements referenced in Item 7 of this report. The Primary Committee is composed of Messrs. Gaskins and Rotzang.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each of the Company's outside directors have complied with the filing requirements for the fiscal year ended April 30, 2005.

CODE OF ETHICS

In August 2005 the Company adopted a Code of Ethics, a copy of which is filed with this annual report on Form 10-K. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be sent to the Chief Financial Officer, Transnational Financial Network, Inc., 401 Taraval Street, San Francisco, CA 94116.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation earned during the year ended April 30, 2005 by the Company's Chief Executive Officer, President and Chief Financial Officer for whom disclosure is required:

                                   TABLE 10-1
                           SUMMARY COMPENSATION TABLE

                                                                            Annual Compensation         Securities
                                                                         ------------------------
              Name and Principal Position                Fiscal Year       Salary          Bonus    Underlying Options
                                                      ----------------   -----------    ---------   ------------------
              Joseph Kristul                                2005           $200,000         -               -
                Chief Executive Officer                     2004            200,000         -               -
                                                            2003            200,000         -            400,000

              Maria Kristul                                 2005           $240,000         -               -
                Chief Executive Officer                     2004            240,000         -               -
                                                            2003            240,000         -            100,000

              Elena Logutova                                2005           $ 96,667      $22,287            -
                Executive Vice President                    2004             72,000       33,968          50,000
                                                            2003             59,800       13,116          18,750

              Walter Pajares                                2005           $ 88,000      $15,084            -
                Vice President                              2004             72,000       29,324          25,000
                                                            2003             61,113       12,353          56,250


The following table sets forth certain information concerning grants of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                                   TABLE 10-2
                          EXECUTIVE STOCK OPTION GRANTS
                           (YEAR ENDED APRIL 30, 2005)

                                  Number of          Percent of Total          Weighted
                                 Securities         Options Granted To          Average
                                 Underlying            Employees In            Per Share       Expiration
                Name           Options Granted        Fiscal Year (1)       Exercise Price        Dates
          ----------------     ---------------     --------------------     --------------     -----------
          Joseph Kristul              0                     0%                 n.a.               n.a
          Maria Kristul               0                     0                  n.a.               n.a.
          Elena Logutova              0                     0                  n.a.               n.a.
          Walter Pajares              0                     0                  n.a.               n.a.


(1) During the fiscal year ended April 30, 2005, the Company granted a total of 29,000 options to purchase common stock to its employees, executive officers and directors.

The following table sets forth certain information concerning exercise of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                                   TABLE 10-3
                          EXECUTIVE STOCK OPTION GRANTS
                           (YEAR ENDED APRIL 30, 2005)

                                                                               Number of              Value of
                                                                              Securities             Unexercised
                                                                              Underlying            In-the-Money
                                                                             Unexercised               Options
                                                                                Options                   $

                               Shares Acquired             Value             Exercisable/           Exercisable/
                Name             on Exercise            Realized($)          Unexercisable          Unexercisable
          ----------------   ------------------    --------------------      ----------------    ----------------
          Joseph Kristul              0                     0                    400,000/0                    $0/$0
          Maria Kristul               0                     0                    100,000/0                    $0/$0.
          Elena Logutova              0                     0                     68,750/0                    $0/$0
          Walter Pajares              0                     0                     34,166/0                    $0/$0


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

On February 29, 2000, effective March 1, 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") for the grant to employees, officers, directors and consultants to the Company, parent or subsidiary of the Company of up to 750,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination or reclassification of shares. Beginning with calendar year 2000, the number of shares authorized under the plan shall automatically increase by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year. However, in no event shall any such annual increase exceed 400,000 shares. As of April 30, 2005, the total 2000 Plan reserve totaled 1,941,376 shares. No one person may receive options for more than 150,000 shares in aggregate per year under the 2000 Plan.

In March 2005, the Company's Board of Directors accelerated all vesting of outstanding options under the 2000 Plan.

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

DIRECTOR REMUNERATION

The following table sets forth certain information regarding compensation of directors (other than the previously named executive officers) paid for services for the year ended April 30, 2005:

                                   TABLE 10-3
                              DIRECTOR REMUNERATION

                                   Annual                   Consulting
                                   Retainer      Meeting    Fees/Other
              Name                 Fees          Fees         Fees
              -------------------  ---------    ---------   -----------

              Robert A. Forrester  $36,000       $2,000       $15,539
              Alex Rotzang          12,000          500          -
              J. Peter Gaskins      42,000        4,500          -
              Paul Garrigues        12,000        2,000          -

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of April 30, 2005, of the Common Stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each Director of the Company, (c) each Executive Officer, and (d) Directors and Executive Officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him/her:

                                   TABLE 11-1
                              STOCK OWNERSHIP TABLE

                Name and Address of Beneficial Owner           Number of Shares Owned (1)        Percent Owned (2)
                ------------------------------------           --------------------------        -----------------

                 Kristul Family LLC (3)(4)                               2,242,290                     28.08%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Joseph and Maria Kristul (3)(4)(5)                        629,770                      7.89%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Elena Logutova (6)                                         68,750                      0.86%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Walter Pajares (7)                                         36,250                      0.45%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Robert A. Forrester (8)                                   127,500                      1.60%
                 1215 Executive Drive West
                 Suite 102
                 Richardson, TX 75081

                 Alex Rotzang (9)                                           90,000                      1.13%
                 c/o Conna Investments
                 1400,350 - 7th Avenue SW
                 Calgary AB T2P 3N9
                 Canada

                 J. Peter Gaskins (10)                                     115,790                      1.45%
                 8119 Kloshe Ct. South
                 Salem, OR 97306

                 Paul Garrigues (11)                                        30,000                      0.38%
                 2473 SW Murphy Road
                 Palm City, FL 34990

                 All Executive Officers and Directors                    3,340,350                     41.83%
                   as a Group

   (1) Includes all beneficially owned shares, and all options which are exercisable in the 60 days following April 30, 2005 in each and any of the Company's stock option programs. All outstanding options for each of the named individuals have vested.

   (2) Amounts included in the percentage reflect the number of shares each named individual or group has the right to acquire within 60 days following April 30, 2005.

   (3) Amounts included in the percentage reflect the number of shares each named individual or group has the right to acquire the Kristul Family LLC and is jointly with Maria Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.

   (4) Maria Kristul is a managing member of the Kristul Family LLC and the beneficial owner of 42.5% of the shares held by the Kristul Family LLC and is jointly with Joseph Kristul the beneficiary of a trust that is a member owning 15% of the Kristul Family LLC.

   (5) Included in Joseph Kristul's beneficially owned shares are 252,071 options to purchase Common Stock that have vested. Included in Maria Kristul's beneficially owned shares are 82,079 options to Purchase Common Stock that have vested.

   (6) Included in Ms. Logutova's beneficially owned shares are 9,374 options to purchase Common Stock that have vested.

   (7) Included in Mr. Pajares' beneficially owned shares are 3,541 options to purchase Common Stock that have vested.

   (8) Included in Mr. Forrester's beneficially owned shares are 111,000 options to purchase Common Stock that have vested.

   (9) Included in Mr. Rotzang's beneficially owned shares are 87,500 options to purchase Common Stock that have vested.

   (10) Included in Mr. Gaskins' beneficially owned shares are 38,000 options to purchase Common Stock that have vested.

   (11) Included in Mr. Garrigues' beneficially owned shares are 17,000 options to purchase Common Stock that have vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Joseph and Maria Kristul have each personally guaranteed the Company's three financing facilities. See "Item 1. Business - Funding of Wholesale Mortgage Loans".

For the years ended April 30, 2005 and 2004, the Company paid Mr. Forrester $15,539 and $9,888, respectively, for legal services rendered to the Company.

In the fourth quarter of fiscal 2005, the Company repaid the Company's former Chief Executive Officer, Jack Thrift, and his spouse $250,000 subordinated debt loaned to the Company. This debt carried annual interest of 10% and was scheduled to mature in fiscal 2007.

As of April 30, 2005, Mr. Gaskins was a holder, either directly or beneficially, of the Company's subordinated debt in the aggregate amount of $450,000. This debt carries annual interest of 10% and is scheduled to mature in fiscal 2007.

During the fiscal year ended April 30, 2005, the Company loaned $15,986 to a new entity, Rush Funding, LLC ("Rush Funding"). One of the Managing Partners of Rush Funding, Eugene Kristul, is the son of the Chief Executive Officer, Joseph Kristul, and the President, Maria Kristul, of the Company. As of April 30, 2005, the remaining balance on this loan was $4,002. Rush Funding makes payment on this loan through applying commissions, otherwise payable to a Managing Partner of Rush Funding, to the outstanding loan balance. In connection with its investment in Rush Funding, the Company also invested $206,250 in a party mortgage loan at an interest rate of 10%. Subsequently, the borrower repaid $100,000 in principal, such that as of April 30, 2005, the mortgage loan outstanding balance was $106,250.

ITEM 13. EXHIBITS.

Financial Statements

The following financial statements are included herewith:

                                   TABLE 13-1
                    TABLE OF CONTENTS - FINANCIAL STATEMENTS

         Contents                                                         Page

         Report of Independent Certified Public Accountants               F-2
         Balance Sheet                                                    F-3
         Statements of Operations                                         F-4
         Statements of Stockholders' Equity                               F-5
         Statements of Cash flows                                         F-6
         Notes to Financial Statements                                    F-7

         Exhibit 14   - Code of Ethics
         Exhibit 23.1 - Consent of Burr, Pilger & Mayer, LLP
         Exhibit 31.1 - Certification of CEO required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         Exhibit 32.2 - Certification of CFO required pursuant to Rule 13a-14(a)
                        promulgated pursuant to the Securities Exchange of 1934


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

The following is a summary of the aggregate fees billed to us for fiscal 2005 by Burr, Pilger & Mayer, LLP:

AUDIT FEES

Fees for audit services totaled approximately $99,800 in 2005, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

TAX FEES

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $13,500 in 2005. These services included assistance regarding federal, state and local tax compliance, return preparation and tax inquiries from various jurisdictions.

                      TRANSNATIONAL FINANCIAL NETWORK, INC




                                    CONTENTS



Contents                                                       Page
--------
Report of Independent Certified Public Accountants             F-2
Balance Sheets                                                 F-3
Statements of Operations                                       F-4
Statements of Stockholders' Equity                             F-5
Statements of Cash Flows                                       F-6
Notes to Financial Statements                                  F-7 - 18


              See accompanying Notes to these financial statement.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Board of Directors and Stockholders
         Transnational Financial Network, Inc.

         We have audited the accompanying balance sheets of Transnational Financial Network, Inc. as of April 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of April 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         /s/ Burr, Pilger & Mayer, LLP

         San Francisco, California
         July 22, 2005



              See accompanying Notes to these financial statement.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                 BALANCE SHEETS
                          As of April 30, 2005 and 2004

                                                                                              2005              2004
                                                                                              ----              ----
ASSETS

Cash and cash equivalents                                                              $ 3,058,140       $ 1,585,034
Restricted cash                                                                          1,020,000         2,000,000
Investments held-to-maturity                                                                     -         1,015,234
Short-term mortgage related receivables, net of allowance for early loan payoff
     penalties of $18,313 and $6,126, respectively                                         639,550           448,705
Mortgage loans held for sale                                                             1,721,450           365,918
Deferred tax assets                                                                              -           291,365
Goodwill                                                                                 1,257,789         3,972,305
Property and equipment, net of accumulated depreciation of
     $904,678 and $885,381, respectively                                                    94,999           142,223
Fair value of derivative financial instruments                                                   -           175,000
Other assets                                                                               313,234           230,901
                                                                                           -------           -------
TOTAL ASSETS                                                                           $ 8,105,162       $10,226,685
                                                                                        ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES


Accrued interest payable                                                               $    62,184       $    35,735
Accounts payable and other liabilities                                                     682,411           615,035
Income taxes payable                                                                           336            29,180
Settlement payable                                                                               -           639,047
Capital lease obligations                                                                        -            21,522
Fair value of derivative financial instruments                                              47,496                 -
Subordinated debt                                                                        3,737,700         1,512,000
                                                                                         ---------         ---------
TOTAL LIABILITIES                                                                        4,530,127         2,852,519
                                                                                         ---------         ---------

STOCKHOLDERS' EQUITY

Preferred stock, no par value: 2,000,000 shares authorized; no shares
     issued or outstanding                                                                       -                 -
Common stock, no par value: 20,000,000 shares authorized; 6,791,360 and
    6,828,160 shares issued and outstanding at April 30, 2005 and 2004
     respectively.                                                                      13,559,038        13,459,474
Accumulated deficit                                                                     (9,984,003)       (6,085,308)
                                                                                        -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                               3,575,035         7,374,166
                                                                                         ---------         ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 8,105,162       $10,226,685
                                                                                        ==========       ===========






              See accompanying Notes to these financial statement.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended April 30, 2005 and 2004

                                                                     2005                  2004
                                                                     ----                  ----
Revenue:
Net gain on sale of loans                                     $ 4,682,929           $ 6,490,601
Production income                                               5,387,900             9,637,433
Other income                                                      134,452                47,401
                                                                  -------             ---------

Total Revenue                                                  10,205,281            16,175,435
                                                               ----------            ----------

Direct Expenses:
Commissions and production incentives                           3,385,789             5,933,985
Production                                                        623,534             1,301,232
Early loan payoff penalties                                        47,500                75,000
Pairoff fees                                                        5,000                16,698
                                                                    -----                ------

Total direct expenses                                           4,061,823             7,326,915
                                                                ---------             ---------

Interest income (expense):
Interest income from loans in warehouse                         1,043,305             1,201,533
Interest expense on loans in warehouse                           (716,251)           (1,066,383)
Warehouse transactions fees                                      (124,219)             (216,956)
                                                                  -------             ---------
Net warehouse interest income (expense)                           202,835               (81,806)

Interest income on deposits                                        34,636                27,829
Interest expense on subordinated debt                            (216,358)             (282,525)
                                                                  -------               -------

Net interest income (expense)                                      21,113              (336,502)
                                                                   ------               -------

Gross profit on mortgage activities                             6,164,571             8,512,018

Indirect expenses:
Salaries and benefits                                           3,919,055             4,350,705
General and administrative                                      2,323,252             2,173,568
Occupancy                                                         746,771               696,547
Depreciation and amortization                                      70,490                96,507
                                                                ---------             ---------

Total indirect expenses                                         7,059,568             7,317,327
                                                                ---------             ---------

Impairment of goodwill                                         (2,714,516)           (1,049,760)
                                                                ---------             ---------

Operating (loss) income                                        (3,609,513)              144,931
                                                                ---------               -------

Nonoperating income (expense)
Other interest expense                                            (15,621)             (124,333)
                                                                   ------              --------


Total nonoperating expense                                        (15,621)             (124,333)
                                                                   ------               -------

Income (loss) before provision for income taxes                (3,625,134)               20,598

Income tax provision (benefit)                                    273,561              (170,710)
                                                                  -------               -------


Net (loss) income                                             $(3,898,695)          $   191,308
                                                              ============              =======


Basic net (loss) income per share                                 $(0.57)                $0.03
Fully diluted (loss) income per share                             $(0.57)                $0.03

              See accompanying Notes to these financial statement.
                                       F-4

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2005 and 2004


                                                              Common Stock       Accumulated
                                                    Shares          Amount          Deficit         Total

Balance, May 1, 2003                                 6,760,181     $13,456,182    $(6,276,616)    $7,179,566

Common stock, registration costs                                       (45,000)                      (45,000)
Issuance of common stock for options exercised          67,979          48,292                        48,292


Net income for year                                                                   191,308        191,308
                                                     ---------       ---------       --------      ---------

Balance, April 30, 2004                              6,828,160      13,459,474     (6,085,308)     7,374,166
Purchase treasury stock                                (36,800)        (37,198)                      (37,198)
Stock option expense                                                   136,762                       136,762
Net loss for year                                                                  (3,898,695)    (3,898,695)
                                                     ---------       ---------      ---------     ----------

Balance, April 30, 2005                              6,791,360     $13,559,038    $(9,984,003)    $3,575,035
                                                     =========      ==========     ==========      =========




























              See accompanying Notes to these financial statement.
                                       F-5

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended April 30, 2005 and 2004

                                                                                         2005            2004
                                                                                         ----            ----
Cash flows from operating activities:

Net (loss) income                                                              $  (3,898,695)    $     191,308
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation & amortization                                                       74,913            96,507
    Net change in fair market value of mortgage related derivative instruments       222,496           384,300
    Impairment of Goodwill                                                         2,714,516         1,049,760
    Provision for early payoff penalties                                              47,500             9,532
    Stock options expense                                                            136,762                 -
    Deferred tax assets                                                              291,365          (291,365)

Net effect of changes in assets and liabilities:
    Other assets                                                                     (86,757)          (76,425)
    Accrued interest payable                                                          26,449           (24,334)
    Accounts payable and other liabilities                                            67,376          (322,899)
    Income taxes payable                                                             (28,844)           29,180
Net effect of changes in mortgage lending activities:
     Mortgage related short term accounts receivable                                (238,345)          762,180
     Mortgage loans originated for sale                                         (380,550,562)     (612,283,069)
     Proceeds from sales of mortgage loans                                       379,195,030       613,063,200
                                                                                ------------      ------------

Net cash (used in) provided by operating activities:                              (2,026,796)        2,587,875
                                                                                  ----------        ----------

Cash flows from investing activities:

Net decrease in restricted cash                                                      980,000           650,000
Purchases of property and equipment                                                  (23,265)          (68,640)
Sales (purchases) of investments held-to-maturity                                  1,015,234        (1,015,234)
                                                                                 -----------        ----------
Net cash provided by (used in) investing activities:                               1,971,969          (433,874)


Cash flows from financing activities:

Warehouse lines of credit - net borrowings (repayments)                                    -          (789,445)
Proceeds from stock option exercises                                                       -            48,292
Purchase of treasury stock                                                           (37,198)                -
Capitalized stock registration costs                                                       -           (45,000)
Payments on capital lease obligations                                                (21,522)          (20,142)
Borrowings on subordinated debt                                                    2,875,700           750,000
Repayments of subordinated debt                                                     (650,000)       (1,285,000)
Payments on settlement payable                                                      (639,047)       (1,075,668)
                                                                                     -------         ---------

Net cash provided by (used in) financing activities:                               1,527,933        (2,416,963)

Net increase (decrease) in cash and cash equivalents                               1,473,106          (262,962)

Cash and cash equivalents, beginning of period                                     1,585,034         1,847,996
                                                                                   ---------         ---------

Cash and cash equivalents, end of period                                       $   3,058,140     $   1,585,034
                                                                               =============     =============




              See accompanying Notes to these financial statement.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts on deposit with financial institutions. The Company considers cash equivalents to be short-term, highly liquid investments used in its cash management activities and generally having a remaining maturity of three months or less from the date of purchase. While the Company's cash and cash equivalent balances exceeded FDIC limits at April 30, 2005 and 2004, the Company primarily deals with three large well-known federally insured depository institutions.

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

Mortgage Loans Held for Sale

All mortgage loans originated are intended for sale in the secondary market and are carried at the lower of cost or estimated fair value. Fair values for mortgage loans covered by investor commitments are based on commitment prices. Fair values for uncommitted loans are based on management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for differences in loan characteristics. All loans are sold servicing released. The real property of the borrower is pledged as collateral for mortgage loans. Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loan sold, net of commitment fees paid to the investors and commissions paid to independent mortgage loan brokers. The Company records adjustments to the carrying value of loans held for sale in net gain from sales of mortgage loans.

The Company enters into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding (rate lock commitments). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but which carry rate lock commitments) the Company undertakes certain activities to protect our mortgage position. The Company follows the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate its exposure to interest rate risk on substantially all funded and committed mortgage loans expected to be funded. These forward delivery commitments are either on a "best efforts" or "mandatory basis". The rate lock commitments on pipeline loans in process, and the "mandatory basis" forward sale delivery commitments are recorded at fair value with changes in fair value recorded in current earnings in "net gain on sale of loans." The Company has not designated its practice of entering into forward delivery commitments as hedging activity within the definition of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

Goodwill

Intangible assets acquired in business combinations, including goodwill, are accounted for under the purchase method of accounting and are recorded at fair value in the Company's balance sheet. In 1999, the Company acquired LRS, Inc. ("LRS"), a mortgage-banking firm located in Campbell, California. The business now operates as the Company's mortgage-banking unit in Campbell, CA ("Campbell"). In connection with this transaction, the Company recorded the purchase price in excess of the assets acquired as goodwill. As of April 30, 2003, the Company had recorded goodwill in the net amount of $4,933,847. During the year ended April 30, 2004, the Company recorded an additional amount of goodwill related to this business unit in the amount of $88,218, for a total amount of $5,022,065. The additional amount relates to the final settlement of litigation between the Company and the sellers of this business regarding the total purchase consideration.

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

The determination of impairment of goodwill assets requires significant judgments and estimates. In calculating the impairment charge, the fair value of the Campbell business unit was estimated by using discounted cash flow and earnings capitalization methods, which consider projected earnings and cash flows, a discount rate considered appropriate for the risk involved in the business, and anticipated growth rates in various aspects of the business.

In the Company's prior fiscal year ended April 30, 2004, the Company recorded a charge against goodwill in the amount of $1,049,760, reflecting the Campbell business unit's lack of material achievement of business goals, including a serious downturn in financial results and significant loss of personnel, as well as Company projections which showed expected increases in interest rates leading to reductions in loan volume, over time, as expressed in industry forecasts by well respected trade organizations, with which management agreed. As a consequence, management believed at that time that the Goodwill related to the LRS acquisition was impaired. This charge resulted in a net carrying value of goodwill in the amount of $3,972,305 as shown on the Balance sheet for the fiscal year ended April 30, 2004.

During the fourth quarter of the current fiscal year, the Company performed its annual impairment review for goodwill and recorded an additional charge in the amount of $2,714,516. This decline in the net carrying value of goodwill is due to the Company's assessment that the value of the Campbell business unit was further impaired due to the continued material lack of achievement, during fiscal year 2005, of general business goals for the unit, including a significant decline in loan volume, a significant loss of brokers, a further change in local management and the realization of a loss from operations in the current year for the business unit. The forecast used by the Company also incorporated expectations of higher interest rates over the forecast period leading to lower loan volumes, as is also expected by leading industry trade organizations, such as the Mortgage Bankers Association. This charge resulted in a net carrying value of goodwill for the Campbell business unit in the amount of $1,257,789, as shown on the balance sheet for the fiscal year ended April 30, 2005.

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

The impairment charges are non-cash in nature and do not affect the Company's liquidity or result in non-compliance with respect to any master sale agreement covenants.

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the useful lives of the assets or the term of the respective lease, whichever is shorter.

Other Assets

Other assets primarily consist of security deposits for office leases, prepaid insurance, deferred expenses associated with capital raising efforts related to the subordinated debt raised in the fiscal year ended April 30, 2005 and advances to employees.

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

For the years ended April 30, 2005 and 2004, the Company was not required to recognize employee compensation expense related to stock option grants for employees since the exercise prices for all employee stock options were equal to or greater than the fair market value of the Company's stock on the date of grant. The Company did recognize expense related to stock options granted to non-employees (independent contractors) on a fair value basis, based on a Black-Scholes valuation model, in the year ended April 30. 2005 (see Note 6). The disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for all stock-based compensation for the time periods indicated are as follows:


                                                                                Years Ended
                                                                  April 30, 2005     April 30, 2004
                                                                ----------------    ----------------
Net income                                                          $(3,898,695)        $ 191,308
    Add:  Stock-based employee compensation expense
      reported in net Loss, net of tax effects                      $     2,010         $       0

    Deduct:  Stock-based  employee   compensationdetermined            (127,352)         (194,645)
      under the fair  value  based  method  (net of related
      tax effects)
    Pro forma                                                       $(4,024,037)        $  (3,337)
Basic income per common share
    As reported                                                          $(0.57)            $0.03
    Pro forma                                                            $(0.59)            $0.00
Diluted (loss) income per common share
    As reported                                                          $(0.57)            $0.03
    Pro forma                                                            $(0.59)            $0.00

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

The fair values of stock options granted during the years ended April 30, 2005 and 2004 were estimated to be $3,241 and $238,693, respectively. These fair values are determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        o Annual Dividend = $0.00
        o Volatility = 107.5% - 217.3%
        o Risk-Free Interest Rate = 2.21% - 6.76%
        o Average Expected Life of 5.0 years

The weighted-average fair value per share was $0.25 and $1.02 for options granted during the years ended April 30, 2005 and 2004, respectively.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Significant estimates include amounts related to mortgage related derivative instruments, income taxes, and the fair value of goodwill. Actual results could differ significantly from those estimates.

Interest Rate Lock Commitments

The Company adopted the valuation provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments, with respect to its interest rate lock commitments on April 1, 2004. This statement summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. After adopting these provisions, the Company began to measure the fair market value of interest rate lock commitments as the difference between the fair market value of the committed loan on the reporting date as compared to the value of the loan on the commitment date, excluding the service right premium. The Interest Rate Lock Commitment related fair value gain or loss is contained within the "Net gain on sale of loans" line item on the Income Statement.

In determining the fair value of the committed loans, the Company evaluates each locked loan and determines what the market price of each loan would be if sold individually into the secondary market as of the lock date, referencing rates from the investor(s) with whom the Company has entered into the interest rate lock commitment(s) or the rates of other investor(s) which are referenced as the basis for another investor(s) pricing (i.e., some investors base their rates on a spread over another third party's rates). The Company then recalculates these values and determines the estimated market price for each loan as of the end of the current accounting period, using the same investor's rates. The difference between these fair market value amounts, i.e., the difference between the estimated fair market value of each loan on the reporting date as compared to the commitment date, determines the preliminary gain or loss. If in future periods, interest rates were to increase relative to the rates used in these calculations, the Company would realize a loss relative to the fair value calculated. If in future periods, interest rates were to decrease relative to the rates used in these calculations, the Company would realize a gain relative to the fair value calculated.

This preliminary gain or loss is then multiplied by the estimated "pull through" rate to determine the fair market value gain or loss on the interest rate lock commitment. The pull through rate represents the ratio of the dollar volume of loans that are funded in relation to the dollar volume of loans that were contracted for with mortgage borrowers using interest rate lock commitments. The Company estimates it future pull through rate based upon its historical six month average. The Company applies the pull through rate in this fashion because historically, as is typical in the industry, 100% of all interest rate lock commitments would not be expected to close. If in future periods the actual pull

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

through rate was higher than the rate used in these calculations then the gain/loss would likewise be increased. If in future periods the actual pull through rate was lower than the rate used in these calculations then the gain/loss would likewise be decreased. Historically, pull through rates tend to increase with increasing interest rate trends and decrease with decreasing rate trends, as borrowers close loans at a higher frequency when rates are rising and at a lower frequency when rates are declining.

If, in the future, pull through rates were to materially increase such that the historical six month average were to be significantly greater than in the past, the effect would be to accentuate any gain or loss that would otherwise be recorded. Alternatively, if, in future periods, pull through rates were to materially decrease such that the historical six month average were to be significantly less than in the past, the effect would be to attenuate any gain or loss that would otherwise be recorded.

Hedging Activity

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge) the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

The Company applies SFAS No. 133 to the accounting of certain hedging activity it engages in to hedge against interest rate risks posed by its portfolio of loans held for sale as "bulk" or "mini-bulk" at any given time. In order to limit the capital risks associated with possible interest rate changes during the time these mortgage loans are being accumulated and before a selling price is set, the Company enters into the purchase or sale of publicly-traded securities whose price movements are thought to be inverse to the movements of mortgage loan prices. Because these securities are publicly-traded, changes in value (up or down) from the Company's cost basis need to be recorded at the close of each accounting period. These changes are recorded in the "Net Gain on Sale of Mortgages" line item on the Statement of Operations. To the extent that the value of these securities does not move in inverse direction to mortgage loans or to the extent that such price movements are not exactly in tandem with movement in interest rates associated with mortgage loans, or to the extent that the Company's hedge amounts do not fully cover the realized pull-through rate effected nominal mortgage loan exposure, the Company's bulk mortgage loans will not be fully hedged and the gain or loss on these securities may not fully protect the value of the underlying mortgage loan portfolio.

Bulk Loans

The Company accumulates loans into pools which it then sells in bulk. This is a new activity that the Company began only in the latter part of fiscal 2005. The Company determines the fair value of these loans held for resale at the lower of cost or market at the close of each accounting period. Cost is determined to be the Company's basis in the loans (i.e., the amount the Company has invested to originate the loan, excluding fees and associated costs). The fair value of these loans is determined as of the end of an accounting period based upon the price sheets of one of the major secondary market loan buyers for best efforts delivery.

The Company has determined that either it does not qualify for, or that it is uneconomic to attempt to qualify for, Hedge Treatment accounting under SFAS 133 for bulk loans. Therefore, under current accounting rules applicable to the Company, the Company marks loans held for sale to market in the negative

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

direction, but marks them to market in the positive direction only up to the limit of the Company's basis in the loans.

Recent Accounting Pronouncements

In March 2005, the SEC issued SAB 107, which offers guidance on SFAS No. 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes:
(a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and
(b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company qualifies as a small business as defined in SEC Regulation S-B and has thus not adopted Statement 123R, as further discussed below.

The FASB issued Statement 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after December 15, 2005. Retroactive application of the requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB has concluded that companies could adopt the new standard in one of two ways. First, under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for recognition or pro forma purposes). Second, under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS
123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company qualifies as a small business as defined in SEC Regulation S-B and has thus not adopted Statement 123R. Alternatively, the Company provides pro forma disclosure information under SFAS 123 (see Note 6).

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and error corrections. The SFAS is effective for accounting changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Property and Equipment

Major classifications of property and equipment at the dates indicated are summarized as follows:

                                                                              April 30, 2005          April 30, 2004
                                                                              --------------          --------------
           Furniture, fixtures and equipment                                      $ 924,064              $  954,425
           Leasehold improvements                                                    75,613                  73,179
                                                                                     ------                  ------
           Total                                                                    999,677               1,027,604
           Less:  Accumulated depreciation and amortization                        (904,678)               (885,381)
                                                                                  ---------               ---------
           Property and equipment, net                                            $  94,999              $  142,223
                                                                                  =========              ==========

Depreciation expense for the years ended April 30, 2005 and 2004 was $70,490 and $96,507, respectively.

Note 3 - Financing Facilities

As of April 30, 2005, the Company had a maximum mortgage loan financing capacity of $60 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the year ended April 30, 2005, the Company was required to repurchase three loans in the amount of $1,011,436. Of the $1,011,436 of loans repurchased in the year ended April 30, 2005, $115,890 is shown on the balance sheet for that year in the line item "Mortgage loans held for sale". This loan was subsequently repaid by the borrower in June 2005. The remaining amount of repurchased loans in 2005, $895,545, represents two loans, which were repaid by the borrowers during 2005. In all cases, the Company recovered its principal and fees associated with these loans. During the year ended April 30, 2004, the Company was required to repurchase one loan in the amount of $29,762. This amount is included in mortgage loans held for sale in the balance sheet for the year ended April 30, 2004. The Company recovered its entire principal, fees and other amounts associated with this loan.

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

The first master sale agreement provides a credit facility of $30 million as of April 30, 2005. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. Interest on the $30 million portion of the line is at 3.99% or Prime Rate, whichever is higher. Prime was 5.75% at April 30, 2005. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The Company did not use this interim bulge capacity during the current fiscal year. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheet.

The second master sale agreement provides a credit facility of $20 million as of April 30, 2005. Interest on the facility is at LIBOR plus a margin ranging from 2.00% to 2.50%. The rates paid by the Company on this line as of April 30, 2005 varied, based upon the type of loan, between 5.01% - 6.06%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $20,000, which has been included as restricted cash in the balance sheet.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice. The financing facilities, as disclosed above, have various financial and operational covenants with which the Company must comply. As of April 30, 2005, the Company was in compliance with all of such covenants. The Chief Executive Officer and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Subordinated Debt

In the fiscal year ended April 30, 2005, the Company received $2,687,700 of convertible subordinated debt that is due January 12, 2015, bears interest at 8.50% and is convertible into common shares at $1.00 per share. Subsequently, the Company redeemed $250,000 of the subordinated debt issued to a former officer of the Company and his wife. During the fiscal year ended April 30, 2005, the Company additionally repaid $400,000 of subordinated debt that carried interest at 15% and issued $188,000 of subordinated debt at 10%.

The Company had $3,737,700 and $1,512,000 in subordinated debt outstanding at April 30, 2005 and 2004. These notes are interest only and mature within 3 to 10 years from the date of issuance. This debt is subordinated to the master sale agreements. As of April 30, 2005, the average interest rate on these notes was 8.9%. As of April 30, 2004, the average interest rate on these notes was 11%. The Company intends to renew these agreements at lower rates when they come due.

The future annual principal repayments of subordinated debt for the fiscal years ended April 30, are as follows:

2006                                      $0
2007                                $850,000
2008                                $200,000
2015                              $2,687,700
                                  ----------

Total                             $3.737,700
                                  ==========

Note 5 - Employee Benefit Plans

On January 1, 1999, the Company established a 401(k) and Profit Sharing Plan (the "1999 Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employee's gross salary limited to the amount of the employee's contribution. The Company contributed $34,945 and $35,422 during the years ended April 30, 2005 and 2004, respectively.

Note 6 - Stock-Based Compensation

As of April 30, 2005, the Company had options outstanding under the programs as described below.

In August 1998 and March 1999, four Directors of the Company were granted a total of 240,000 non-qualifying options to purchase common stock at an exercise price of $7.50 per share. The options were vested on the grant date and expire ten years from the date of issuance. Of the total grant, 180,000 options may be exercised only in the event of a change in control as defined in the option agreement. There are no forfeiture provisions associated with the options granted, accordingly, the option granted to three of the four directors, who subsequently resigned, remain outstanding until they are exercised or expire.

The Company has three stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000 and the 2002 Non Qualified Option Plan.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of April 30, 2005, there were a total of 18,000 options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which vested over 4 years, and expire in June 2009.

Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Stock-Based Compensation (continued)

increase in the share reserve is limited to 400,000 shares. The following table summarizes the 2000 Plan share reserve since inception:

                                                Number of Options
                                                -----------------
Inception                                            750,000

January 1, 2001                                      171,172

January 1, 2002                                      205,503

January 1, 2003                                      270,407

January 1, 2004                                      272,640

January 1, 2005                                      271,654
                                                     -------
Total Reserve Amount at April 30, 2005             1,941,376

The options typically vest over four to five years.

As of April 30, 2005, there were 635,546 options outstanding under the 2000 Plan. The weighted-average exercise price of all of the outstanding options as of April 30, 2005 was $2.30, as detailed in the tables below.

In June 2002, the Board of Directors of the Company unanimously granted to Joseph Kristul, its Chief Executive Officer, an option to purchase 300,000 shares of the Company's common stock at a price of $0.73 per share under the 2002 Non Qualified Option Plan. The shares will be unregistered. The option terms included vesting over either four years, or immediately upon the occurrence of certain events including a change in control, or 60 days after the cessation of Mr. Kristul's full-time employment by the Company, whichever events occur first. The options expire in four years, unless previously exercised pursuant to the above conditions. The vesting of these options was accelerated in total, as a consequence of the Board of Director's acceleration of all outstanding options on March 10, 2005 (see below). Without such acceleration, the options would have been vested in total in June 2005.

In January 2004, the Company repurchased 15,104 options with an exercise price of $0.73 from its former Chief Financial Officer in connection with her discontinued employment. These repurchases are included in forfeitures in the table below.

The table below summarizes aggregate activity for all options programs:

                                                         All Option Programs
                                                                     Weighted
                                                                     Average
                                                          Stock      Exercise
                                                         Options      Price
Outstanding at May 1, 2003                        1,422,816           $2.15
         Grants                                     234,000            1.15
         Exercises                                  (67,979)           0.65
         Forfeitures                               (162,765)           0.68
                                                  ---------            ----
Outstanding at April 30, 2004                     1,426,072           $2.23
         Grants                                      29,000            0.60
         Exercises                                       0                0
         Forfeitures & Adjustments                 (261,526)           1.01
                                                  ---------            ----
Outstanding at April 30, 2005                     1,193,546           $2.30
                                                  =========

For the years ended April 30, 2005 and 2004, the Company was not required to recognize employee compensation expense related to stock option grants for employees since the exercise prices for all employee stock options were equal to or greater than the fair market value of the Company's stock on the date of grant. The Company did recognize expense related to stock options granted to non-employees (independent contractors) on a fair value basis, based on a Black-Scholes valuation model, in the year-ended April 30, 2005 in the amount of $130,350 in the year ended April 30, 2005.

On March 10, 2005, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that on that date, all outstanding options are fully vested. The Company accelerated the vesting of the options principally to avoid the administrative complexities of required disclosures associated with SFAS 123. The Board of Directors continues to evaluate the situation with respect to future option issuance. The acceleration of options resulted in the immediate vesting of options to purchase 228,989 shares of the Company's common stock. Using the intrinsic value method for valuing these accelerated employee options, compensation expense of $2,010 was recognized in the year ended April 30, 2005. Using the fair value method for valuing these accelerated independent contractors' options, an additional $4,402 in expense was recognized in the year ended April 30, 2005.

Information about stock options outstanding as of April 30, 2005 is summarized as follows:

                                                      Weighted                      Weighted
                                                       Average                      Average
                                       Average        Exercise                      Exercise
     Range of                         Remaining       Price of                      Price of
     Exercise          Options       Contractual       Options        Options       Options
      Prices         Outstanding    Life in Years    Outstanding    Exercisable   Exercisable
      ------         -----------                     -----------    -----------   -----------
  $0.22 to $1.00        692,345           6.04           $0.73          692,345        $0.73
  $1.01 to $2.45        243,201           7.23           $1.24          243,201        $1.24
  $7.50                 258,000           3.53           $7.50          258,000        $7.50
                       -------                                          -------
                      1,193,546           6.15           $2.30        1,193,546        $2.30
                      =========                                       =========


Note 7 - Capital Stock

During the fiscal years ended April 30, 2005 and 2004, no new common shares were issued other than options exercised during fiscal 2004. During the fiscal year ended April 30, 2005, the Company repurchased 36,800 of its shares for an aggregate amount of $37,198.

As of April 30, 2005, there were 45,000 warrants outstanding with exercise prices ranging from $0.55 - $7.50 and expiration dates between January 2007 and November 2008.

Note 8 - Net Income (Loss) Per Share

Basic net income (loss) per share is based on net income (loss) divided by the weighted-average common shares outstanding. Diluted net income (loss) is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities, which include stock options and warrants.

The computations of basic and diluted net income per share are as follows:

                                                                         Year Ended
                                                              April 30, 2005        April 30, 2004
                                                            --------------------------------------
Net (loss) income                                                $(3,898,695)       $  191,308

Weighted average number of shares outstanding                      6,792,224         6,796,385
                                                                   ---------         ---------

Basic net (loss) income per share                                $     (0.57)       $     0.03
                                                                      ======             =====

Effect of dilutive options                                                 -           289,028


Diluted weighted average number of shares outstanding              6,792,224         7,085,413
                                                                   ---------         ---------


Diluted net income/(loss) per share                              $     (0.57)       $     0.03
                                                                      ======             =====


As of April 30, 2005 and 2004, potential dilutive securities of 3,926,246 and 601,218, respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes

The provision for income taxes for the time periods indicated were as follows:

                                                        Expense (Benefit)

                                                           Year Ended
                                                April 30, 2005    April 30, 2004
                                                --------------    --------------
Current
     Federal                                         $      0       $   17,768
     State                                            (17,804)         102,887
                                                      --------         -------
Total current                                         (17,804)         120,655
                                                      --------         -------

Deferred
     Federal                                          291,365         (240,739)
     State                                                 (0)         (50,626)
                                                          ---         --------
Total deferred                                        291,365         (291,365)
                                                      -------         --------

Total income tax (benefit) provision                 $273,561       $ (170,710)
                                                     ========       ==========

The effective federal and state tax rates for the time periods indicated differs from the statutory tax rates as follows:

                                                              Year Ended
                                                 April 30, 2005   April 30, 2004
                                                ---------------   --------------
Federal income tax at statutory rates                   34.0%             34.0%
Valuation allowance                                    (35.34)%          (66.0)%
Federal alternative minimum tax ("AMT") rate             0.0%              2.0%
State income tax at statutory rates                      8.84%             9.4%
                                                        -----              ----
                                                         7.5%            (20.6)%
                                                         ====            =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are approximately as follows:


                                                        April 30, 2005       April 30, 2004
                                                        --------------       --------------
Deferred tax assets:
     Net operating loss carryforwards                      $ 2,985,000         $ 2,576,000
     Goodwill                                                1,217,000             147,000
     Property & equipment                                        6,000                   0
     Financial instruments                                      20,000                   0
     State taxes                                                27,000              26,000
     Other assets                                               69,000              34,000
     Allowance                                                  12,000              32,000
     Stock options                                              55,000                   0
     AMT credit                                                 20,000              29,000
                                                                ------              ------
Total deferred tax assets                                    4,321,000           2,844,000
                                                             ---------           ---------

Deferred tax liabilities:
     Financial instruments                                          (0)            (73,000)
     Property and equipment                                         (0)             12,000
     Other                                                     (20,000)             (4,000)
                                                              --------            --------
Total deferred tax liabilities                                 (20,000)            (89,000)
                                                              --------            --------

Net deferred tax asset before valuation allowance            4,301,000           2,755,000
                                                             ---------           ---------

Valuation allowance                                         (4,301,000)         (2,464,000)
                                                            ----------           ---------

Net deferred tax                                           $         0         $   291,000
                                                           ===========         ===========

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes (continued)

At April 30, 2005 and April 30, 2004, the net deferred tax asset is reserved through a valuation allowance to the extent that the Company believes that it is more likely than not that the loss carryforwards will not be realizable. During the fiscal years ended April 30, 2005 and 2004, the valuation allowance increased (decreased) by $1,837,000 and $(282,000), respectively. Federal and state net operating loss carryforwards of approximately $7,761,000 and $4,849,000 expire at various dates through 2026 and 2016, respectively.

Note 10 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of various classes of financial instruments at April 30, 2005 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange and the use of different market assumptions and/or estimation methodologies could materially affect the estimates. There are no significant differences between the amounts included in the balances as of April 30, 2005 and 2004 and the estimated fair values.

The methodologies used to calculated the fair values of various balance sheet items follow:

Cash and Equivalents

The carrying amount is estimated to approximate market value.

Investments Held-to-Maturity

The carrying amount is estimated to approximate market value.

Short-term Mortgage Related Accounts Receivable

These receivables consist primarily of various types of income earned from wholesale and retail loan transactions where the income has been recognized as of April 30, 2005, but where the cash payment has yet to be received. These items usually turn over in less than 30 days after the end of the month, accordingly, the fair value is estimated to approximate the carrying value.

Mortgage Loans Held for Sale

Fair values for mortgage loans covered by investor commitments are based on commitment prices. Fair values for uncommitted loans are based on management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for differences in loan characteristics. Management's determination of fair value includes consideration of commitment prices, which clearly represent market conditions at the balance sheet date and market prices and yields sought by the Company's investors, or other public market quotations for long-term mortgage loan rates.

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

                     TRANSNATIONAL FINANCIAL NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 10 - Fair Value of Financial Instruments (continued)

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

A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of the dates indicated, including financial instruments whose contract amount represents credit risk only, is as follows:
Description                               April 30, 2005        April 30, 2004
-----------                               --------------        --------------
Commitments to extend credit              $21,772,820           $39,667,350
Mandatory forward delivery commitments    $ 2,741,500                -

Note 11 - Significant Group Concentrations of Credit Risk

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

During the year ended April 30, 2005 approximately 68% and 28% of the Company's business activity was with customers located within California and Arizona, respectively. During the year ended April 30, 2004, 92% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of the occurrence of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements. Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. During the years ended April 30, 2005 and 2004, the Company repurchased three and one loans, respectively, from investor(s) and there were no repurchases from any of its financing facilities.

The Company has a concentration of credit risk with respect to its cash deposits with commercial banks that exceed federally insured limits by approximately $3.8 million.

Note 12 - Settlement Payable

On December 2, 2002, the Company reached a final settlement of the lawsuit between it and the two former principals of LRS, Inc. an entity acquired by the Company in 1999. The Company settled on an amount of the purchase price to be paid to the LRS principals pursuant to the Purchase Agreement ("Agreement"). The Agreement specified that the final purchase price would be based on the earnings of the LRS operating unit from acquisition date through July 31, 2003. The settlement modified the method used to determine the amount to be paid to the former principals for the period from November 1, 2002 through July 31, 2003. The obligation arising from the settlement of the lawsuit was paid in full during the current fiscal year. For the years ended April 30, 2005 and 2004, $639,047 and $1,075,688, respectively, were paid under the settlement

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies

Operating and Capital Leases

The Company has entered into various operating lease agreements for the rental of office space and capital leases for equipment expiring at various dates through 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The cost basis of the related capital leases was $61,995 as of April 30, 2004. The related accumulated depreciation on the capital leases was $37,524 and $20,143 for the years ended April 30, 2005 and 2004, respectively. Aggregate future-minimum lease payments under these Operating lease agreements are as follows as of April 30, 2005:



                                        Operating Leases

         2006                           $  434,796

         2007                              323,111

         2008                              332,804

         2009                              342,788

         2010                               57,410
                                        ----------

         Total                          $1,490,909

Rental expense was $678,303 and $619,785 for the years ended April 30, 2005 and 2004, respectively.

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

Note 14 - Related Party Transactions

As of April 30, 2005 and 2004, $450,000 of the Company's subordinated debentures were held by a member of the Board of Directors. As of April 30, 2004, $200,000 of the Company's subordinated debentures were held, either directly or beneficially, by the Chief Financial Officer of the Company. In the second quarter of fiscal 2005, the former Chief Financial officer invested, either directly or beneficially, an additional $50,000 in the same debentures. During the fourth quarter of this year, the Company repaid $250,000 of the 10% subordinated debt previously held, either directly or beneficially, by the former Chief Financial Officer, thus no officer held any subordinated debt as of April 30, 2005.

A member of the Board of Directors provides legal services to the Company. The Company paid $15,539 and $9,888 in the years ended April 30, 2005 and 2004, respectively, for these services.

During the fiscal year ended April 30, 2005, the Company loaned $15,986 to a new entity, Rush Funding, LLC ("Rush Funding"). One of the Managing Partners of Rush Funding, Eugene Kristul, is the son of the Chief Executive Officer, Joseph Kristul, and the President, Maria Kristul, of the Company. As of April 30, 2005, the remaining balance on this loan was $4,002. Rush Funding makes payment on this loan through applying commissions, otherwise payable to a Managing Partner of Rush Funding, to the outstanding loan balance. In connection with its investment in Rush Funding, the Company also invested $206,250 in a mortgage loan at an interest rate of 10%. Subsequently, the borrower repaid $100,000 in principal, such that as of April 30, 2005, the mortgage loan outstanding balance was $106,250.

Note 15 - Subsequent Events

On July 19, 2005, the Company reached agreement with one of its lenders increasing the Company's warehouse line of credit facility by an additional $10 million, increasing the facility from this lender from $20 million to a new maximum of $30 million (including bulge capacity), under the same terms as its former agreement. Thus, as of July 19, 2005, the Company had a maximum mortgage loan financing capacity of $70 million through two warehouse lines of credit, or master sales agreements.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Transnational Financial Network, Inc.



      /s/ Joseph Kristul
      ---------------------------------------------------------------------
      Joseph Kristul, Chief Executive Officer and Chief Financial Officer

      Date: July 28, 2005



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Joseph Kristul                             Director     July 28, 2005
      --------------------------------------
      Joseph Kristul



      /s/ Maria Kristul                              Director     July 28, 2005
      --------------------------------------
      Maria Kristul



      /s/ Robert A. Forrester                        Director     July 28, 2005
      --------------------------------------
      Robert A. Forrester



                                                     Director     July 28, 2005
--------------------------------------------
      Alex Rotzang



      /s/ J. Peter Gaskins                           Director     July 28, 2005
      --------------------------------------
      J. Peter Gaskins



      /s/ Paul Garrigues                             Director     July 28, 2005
      --------------------------------------
      Paul Garrigues