Form 10QSB
period 2005-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2005-09-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal period ended July 31, 2005

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

                                 (415) 242-7800
                                ----------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                             --


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding ,of each of the issuer's classes of common equity as of August 27, 2005. 6,828,160

                     TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  July 31, 2005
                                    UNAUDITED





TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed Balance Sheets as of July 31, 2005
               (Unaudited) and April 30, 2005                               F-2
              Condensed Statements of Operations for the
                three months ended July 31, 2005 and  2004                  F-3
              Condensed Statements of Cash Flow for the
                three months ended July 31, 2005 and  2004                  F-4
              Notes to the Condensed Financial Statements             F-5 - F-9

Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 MD-1 - MD-16

Item 3.       Controls and Procedures                                       O-1

Part II.      OTHER INFORMATION

Item 5.       Other Information
              Compensation Committee Charter                            O1 - O2

Item 6.       Exhibits and Reports on Form 8K                                O2

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                     As of July 31, 2005 and April 30, 2005

                                                                         July 31,                   April 30
                                                                           2005                       2005
                                                                       -------------             -------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                              $   3,420,335             $   3,058,140
Restricted cash                                                            1,025,000                 1,020,000
Short-term mortgage related receivables, net of allowance
   for early loan payoff penalties of $35,881 and $18,313,
   respectively                                                              714,535                   639,550
Mortgage loans held for sale                                               1,464,162                 1,721,450
Fair value of derivative financial instruments                                23,451                         -
Goodwill                                                                   1,257,789                 1,257,789
Property and equipment, net of accumulated depreciation of
     $922,834 and $904,678, respectively                                      94,999                    94,999
Other assets                                                                 332,492                   313,234
                                                                         -----------               -----------
TOTAL ASSETS                                                           $   8,332,763             $   8,105,162
                                                                         ===========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued interest payable                                               $      79,140             $      62,184
Accounts payable and other liabilities                                       674,400                   682,411
Income taxes payable                                                             336                       336
Fair value of derivative financial instruments                                     -                    47,496
Subordinated debt                                                          3,737,700                 3,737,700
                                                                         -----------               -----------
TOTAL LIABILITIES                                                          4,491,576                 4,530,127
                                                                         -----------               -----------

STOCKHOLDERS' EQUITY


Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                     -                         -
Common stock, no par value: 20,000,000 shares
   authorized; 6,791,360 shares issued and outstanding
   at July 31, 2005 and April 30, 2005 respectively.                      13,559,038                13,559,038
Accumulated deficit                                                       (9,717,851)               (9,984,003)
                                                                          ----------                ----------
TOTAL STOCKHOLDERS' EQUITY                                                 3,841,187                 3,575,035
                                                                         -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   8,332,763             $   8,105,162
                                                                           =========                 =========




             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  For the Quarters Ended July 31, 2005 and 2004
                                  (Unaudited)

                                                                           2005                       2004
                                                                       -------------             -------------

Revenue:
Net gain on sale of loans                                              $   1,967,973             $     945,241
Production income                                                          1,494,851                 1,358,721
Other income                                                                  20,283                    29,525
                                                                         -----------               -----------

Total Revenue                                                              3,483,107                 2,333,487
                                                                         -----------               -----------

Direct Expenses:
Commissions and production incentives                                      1,043,754                   826,879
Production                                                                   208,780                   154,456
Provisions for early loan payoff penalties                                    15,000                     3,500
Pairoff fees                                                                       -                     1,500
                                                                         -----------               -----------

Total direct expenses                                                      1,267,534                   986,335
                                                                         -----------               -----------

Interest income (expense):
Interest income from loans in warehouse                                      486,745                   251,987
Interest expense on loans in warehouse                                      (405,740)                 (179,417)
Warehouse transactions fees                                                  (45,475)                        -
                                                                         -----------               -----------

Net warehouse interest income                                                 35,530                    72,570

Interest expense on subordinated debt                                        (87,081)                  (59,354)
                                                                         -----------               -----------

Net interest (expense) income                                                (51,551)                   13,255
                                                                         -----------               -----------

Gross profit on mortgage activities                                        2,164,022                 1,360,407

Indirect expenses:
Salaries and benefits                                                      1,118,796                   950,609
General and administrative                                                   586,277                   559,461
Occupancy                                                                    174,641                   173,809
Depreciation and amortization                                                 18,156                    18,856
                                                                         -----------               -----------

Total indirect expenses                                                    1,897,870                 1,702,735
                                                                         -----------               -----------

Operating income (loss)                                                      266,152                  (342,328)
                                                                         -----------               -----------

Income tax provision                                                               -                         -

Net income (loss)                                                      $     266,152             $    (342,328)
                                                                         ===========               ===========

Basic net income (loss) per share                                             $0.04                    ($0.05)
Fully diluted income (loss) per share                                         $0.04                    ($0.05)

Weighted-average shares outstanding
Basic                                                                      6,791,360                 6,794,787
Diluted                                                                    6,795,110                 6,794,787



             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the Quarters Ended July 31, 2005 and 2004
                                  (Unaudited)

                                                                         2005                      2004
                                                                  ------------------         -----------------

Cash flows from operating activities:

Net income (loss)                                                 $          266,152         $        (342,328)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation & amortization                                              18,156                    18,856
     Provision for early loan payoffs                                         15,000                     3,500
     Changes in Restricted Cash Requirement                                   (5,000)                  900,000
     Fair Value of Financial Instruments                                     (70,947)                  157,900
Net effect of changes in assets and liabilities:
     Other assets                                                            (19,258)                   57,256
     Accrued interest payable                                                 16,956                    (2,382)
     Accounts payable and other liabilities                                   (8,011)                  (67,348)
     Income taxes payable                                                          -                   (20,918)
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                  (89,985)                   34,708
     Mortgage loans originated for sale                                 (129,989,923)              (97,672,404)
     Proceeds from sales of mortgage loans                               130,247,211                97,298,890
                                                                     ---------------           ---------------

Net cash provided by (used in) operating activities:                         380,351                   365,730
                                                                     ---------------           ---------------


Cash flows from investing activities:

Purchases of property and equipment                                          (18,156)                   (5,309)
                                                                     ---------------           ---------------


Net cash (used in) investing activities:                                     (18,156)                   (5,309)
                                                                     ---------------           ---------------

Cash flows from financing activities:


Payment on Settlement payable                                                      -                  (286,920)
Payment on Capital Leases obligations                                              -                    (5,921)
Repurchase Common Stock                                                            -                   (37,198)
                                                                     ---------------           ---------------

Net cash (used in) financing activities:                                           -                  (330,039)
                                                                     ---------------           ---------------

Net increase in unrestricted
     cash and cash equivalents                                               362,195                    30,382

Unrestricted cash and cash equivalents, beginning of period                3,058,140                 1,585,034
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        3,420,335         $       1,615,416
                                                                     ===============           ===============

Interest                                                          $          386,289         $         222,532
Income taxes                                                      $                -         $          20,918



             See accompanying notes to these financial statements.

Note 1 - Description of Operations and Summary of Significant Accounting
Policies

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three-month periods ended July 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2005. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three-months ended July 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

The following table illustrates the effect on net (loss) income that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

                      Transnational Financial Network, Inc.

                                                    Three Months Ended
----------------------------------      --------------------------------
                                                   July 31          July 31
                                                     2005            2004
                                                     ----            ----
NetIncome(loss):
As reported                                      $  266,152      $ (342,327)
Add:  compensation expense previously
          recorded                               $        -      $
Deduct:  fair value amount net of tax            $               $  (49,310)

Pro forma                                        $  266,152      $ (391,637)
Basic income (loss) per common share:
As reported                                      $     0.04      $    (0.05)

Pro forma                                        $     0.04      $    (0.06)
Diluted (loss) income per common share:
As reported                                      $     0.04      $    (0.05)
Pro forma                                        $     0.04      $    (0.06)


There were no options granted during the quarter ended July 31, 2005 and 2004. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options are fully vested as of July 31, 2005.

Note 3 - Financing Facilities

As of July 31, 2005, the Company had a maximum mortgage loan financing capacity of $70 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the three-month period ended July 31, 2005 the Company was required to repurchase three loans in the total amount of $395,500. Two of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these two loans. The remaining loan in the amount of $137,500 is reflected in the balance sheet as of July 31, 2005 under Mortgage Loans Held for Sale. During the three-month period ended July 31, 2004 the Company was required to repurchase one loan in the amount of $263,646.

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

The first master sale agreement provides a credit facility of $30 million as of July 31, 2005. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. The Company has not used this interim bulge capacity to date. Interest on the $30 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 6.25% at July 31, 2005. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The rate paid by the Company on this line as of July 31, 2005 was 6.25%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheets.

The second master sale agreement provides a credit facility of $30 million as of July 31, 2005. Interest on the facility is at 1 month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of July 31, 2005 was between 5.38% and 6.01%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheets.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of July 31, 2005, the Company was in compliance with all covenants required for each of the warehouse facilities.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of July 31, 2005, the Company had a total of $3,737,700 of subordinated debentures outstanding. In January, 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 8.50% and is convertible into common shares at $1.00 per share. The remaining $1,300,000 of subordinated debt bears interest at 10%, and has maturities ranging from October 31, 2006 to October 1, 2007.

Subordinated debt interest expense of $87,081 and $59,135 was incurred in the three month periods ended July 31, 2005 and 2004, respectively.

Note 6 - Stock Option Programs and Warrants to Purchase Common Stock

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

Information about stock options outstanding as of July 31, 2005 is summarized as follows:


                                                              Weighted                            Weighted
                                                              Average                             Average
                                            Average           Exercise                            Exercise
     Range of                              Remaining          Price of                            Price of
     Exercise            Options          Contractual         Options           Options           Options
      Prices           Outstanding      Life in Years        Outstanding       Exercisable       Exercisable
    --------           -----------      -------------        -----------       -----------       -----------
  $0.22 to $1.00         692,345             6.04              $0.73            692,345            $0.73
  $1.01 to $2.45         243,201             7.23              $1.24            243,201            $1.24
      $7.50              258,000             3.53              $7.50            258,000            $7.50
                         -------                                                -------
                       1,193,546             6.15              $2.30          1,193,546            $2.30
                       =========                                              =========

As of July 31, 2005, the Company had options outstanding under the programs described herein.

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As July 31, 2005, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which expire in June 2009.

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

In June 2002, the Board of Directors of the Company unanimously granted to Joseph Kristul, the Chief Executive Officer of the Company, an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.73 per share. The shares will be unregistered. The options are vested as of April 30, 2005, and as noted above expire in four years. Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares.

Accordingly, the following table is a roll forward of the share reserve limit through July 31, 2005:

                                                      Number of Options

                  Initially Reserved                       750,000
                  January 1, 2001                          171,172
                  January 1, 2002                          205,503
                  January 1, 2003                          270,407
                  January 1, 2004                          272,640
                  January 1, 2005                          271,654
                                                        -----------
                  Reserve amount at January 31, 2005     1,941,376

         The table below summarizes aggregate activity for all options programs for the three-month period ended July 31, 2005:

                                                All Programs
                                     ---------------------------------------
                                                               Weighted
                                                                Average
                                      Stock                    Exercise
                                     Options                    Price
                                   -------------               ---------

Outstanding at April 30, 2005      1,193,546                   $2.30
Grants and Adjustments                     0                       -
Forfeitures                                0                       -
                                   -----------                 -------
Outstanding at July 31, 2005       1,193,546                   $2.30
                                   =========                    ====

As of July 31, 2005, there were 45,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

Note 7 - Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share is based on net income (loss) divided by the weighted-average common shares outstanding. Diluted net income (loss) is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities, which include stock options and warrants. The computations of basic and diluted net income per share are as follows:


Year Ended                                                      July 31, 2005       July 31, 2004
                                                                -------------       -------------

Net (loss) income                                                $  266,152          $ (342,328)
Weighted average number of shares outstanding                     6,791,360           6,794,787
Basic net (loss) income per share                                    $0.04            $ (0.05)
Effect of dilutive options                                            3,750                   -
Diluted weighted average number of shares outstanding             6,795,110           6,794,787
Diluted net income/(loss) per share                                 $ 0.04            $ (0.05)


As of July 31, 2005 and 2004, potential dilutive securities of 3,926,246 and 748,104, respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of July 31, 2005, and April 30, 2005, including financial instruments whose contract amount represents credit risk only is as follows:

                                           July 31, 2005          April 30, 2005
                                           -------------          --------------

Commitments to extend credit               $  22,989,899          $  21,772,820
Mandatory forward delivery commitments         2,697,820              2,741,500

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

QUARTER ENDED JULY 31, 2005 COMPARED TO QUARTER ENDED JULY 31, 2004

For the recently ended quarter, year-over-year revenues increased 49%, gross profits increased 59% and net income swung from a loss of about $342,000 to a gain of $266,000.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ MILLIONS)

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04    7-31-04   4-30-04   1-31-04   10-31-03   7-31-03
                         -------    -------    -------  --------    -------   -------   -------   --------   -------

Wholesale                $  130     $   84     $  91    $   94      $   98    $   128   $   103   $   135    $  247
Retail                       79         71        72        64          83        144        88       183       216
                         ------     ------     -----    ------      ------    -------   -------   -------    ------

Total                    $  209     $  155     $ 163    $  158      $  181    $   272   $   191   $   318    $  463
                         ======     ======     ======   ======      ======    =======   =======   =======    ======


REVENUE ANALYSIS

Our overall Revenues increased 49%, sharply higher than the 15% increase in our total mortgage originations. The following are the principal factors affecting our year-over-year revenue comparisons:Wholesale mortgage originations increased 33% year-over-year. Approximately half of this gain came from our Alt Funding operations, with the remaining half coming across the board in our regional offices, largely a result of an improved Account Executive team.

As we noted in our annual report, about half way through our last fiscal year, we set up a wholesale origination operation (Alt Funding) that operates in parallel to our existing one. The purpose is to focus on a different market segment than the Alt-A borrowers of our traditional focus. This market is for borrowers with lower credit scores, but higher than what normally sees in sub-prime mortgage lending. We consider them to be Alt-A-Minus borrowers. We initially set this operation up on a pilot basis in our Arizona office, and are currently in the early stages of rolling it out to our other markets.

The secondary market pays a much higher gain on sale margin to us for loans originated from our Alt-Funding operations.

1. Our revenues from the gain on sale of mortgages increased 108% on a year-over-year basis. The acceleration of our loan originations was significantly leverage by a 34% increase in our gain on sale margin. This margin improved from 113 basis points a year ago to 151 basis points in the quarter just ended. We received $125,000 in Forward Commitment Payout Fees in the the quarter just ended, in contrast to having received no such fees in the comparable quarter a year ago. In the absence of receiving these fees, our gain on sale margin would have increased 26%.

2. Our Retail mortgage originations were relatively static on a year-over-year basis, declining 5%. As discussed in our Annual Report, the actions we have taken to improve our retail mortgage originations have not yet taken effect.

There were two main influences on our year-over-year improved gain on sale margin. First, and as mentioned previously, our Alt Funding operations have a higher margin for us in the secondary mortgage market than the regular Alt A mortgage we originate. Second, and as discussed in our last two reports, in the latter part of our last fiscal year, we began accumulating loans for sale in bulk packages. This results in a higher gain on sale than when we sell loans on a loan-by-loan basis as originated.

                                     TABLE 2
                             WHOLESALE GAIN ON SALE*
                                 (BASIS POINTS)

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04    7-31-04   4-30-04  1-31-04  10-31-03    7-31-03
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

Gain on Sale              151        142          119      145        113        106     140        133        93


* - As originally reported.

                                     Table 3
                     Forward Commitment Payout Fees Received
                                    ($ 000's)

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04    7-31-04   4-30-04  1-31-04  10-31-03    7-31-03
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

FCP Fees Received        $ 125      $ 98       $ 105    $ 271       $ 0       $ 51     $ 335    $ 528       $ 27


GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended were 59% higher than what we generated in the comparable quarter a year ago, a moderately higher increase than our total revenues. Given the 108% increase in our gain on sale of mortgage loans, one might have expected our gross margin to improve more significantly on a year-over-year basis. There were two factors that kept it from doing so, however.

First, our year-over-year interest expense on subordinated debt was about $43,000 higher this year, reflecting the debt we raised in January of the current calendar year. This increased interest expense diminished our gross margin from what it would have been by approximately 1.3 percentage points. This will continue to exert a negative year-over-year influence on our gross margin until the fourth quarter of our current fiscal year.

Second, the positive spread on our warehouse activities is diminishing, reflecting the progressively higher short-term interest rate environment. We estimate that this effect on our gross margin was approximately 1.8 percentage points. Assuming a further rise in short-term interest rates, one should expect our net warehouse interest margin to continue shrinking, or perhaps even turn negative.

                                     Table 4
                           GROSS PROFIT MARGIN TRENDS

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04*   7-31-04*  4-30-04* 1-31-04* 10-31-03*   7-31-03*
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

Gross Profit Margin      62.1%      56.5%      61.8%    66.9%       61.5%     50.2%    59.8%    52.0%       51.0%


         * - These margins are different than previously reported because we are now reporting Subordinated Debt Interest and SFAS 133-related effects (income or expense) above the Gross Profit line going forward from January 31, 2005.

INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses increased 11% on a year-over-year basis. We have been suggesting since the Fall of last year that we believed we had reached a bottom in how low we could take our Indirect Expenses. As the table below clearly shows, this has been the case.

While we have been selectively increasing our staffing to enable us to build loan production to higher levels, there were some events of the last two quarters that have had the effect of overstating the normalized quarterly run-rate of our Indirect Expenses by about $90-100,000.

First, we had substantial turn-over in our accounting and finance department early this calendar year. As a result, we needed to hire temporary personnel and consultants to help us restaff in this area. Second, in the fourth quarter of last year, we had a one time increase in our compensation expense related to stock options previously granted.

                                     TABLE 5
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04    7-31-04   4-30-04  1-31-04  10-31-03    7-31-03
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

Total Indirect Exp.     $1,898     $1,823      $1,660     $1,637    $1,702    $1,771   $1,699    $1,799     $2,093
    Percent of Rev.       54.5%      67.1%       74.5%      66.9%     68.3%     50.5%    57.5%     40.6%      35.9%

Selected Components:
    Salaries and Ben.   $1,119     $1,086      $  948     $  895    $  950    $1,012   $1,024    $1,096     $1,249
    Percent of Rev.       32.1%      40.0%       42.6%      36.6%     38.1%     28.8%    34.7%     24.7%      21.4%

    Gen. and Admin.     $  586     $  515      $  520     $  550    $  559    $  559   $  480    $  503     $  635
    Percent of Rev.       16.8%      18.9%       23.4%      22.5%     22.5%     15.9%    16.3%     11.4%      10.9%


NON-OPERATING EXPENSE ANALYSIS

The Company's past non-operating expense has historically consisted of other interest expense. This is interest expense not associated with the Company's mortgage lending activities (warehouse loans) or the financing of its capital base. It resulted solely from a single past obligation: An obligation related to an acquisition the Company made in 1999, accounted for the entire amount of Non-operating quarterly interest expense.

This obligation (principal and accrued interest) was paid in full during the third quarter of our last fiscal year. This is the reason there was no such interest expense in the currently reported quarter, thus accounting for about $44,000 of improvement in our Non-Operating Expense. We do not expect to incur other interest expense in the foreseeable future.

Liquidity And Capital Resources

Our unrestricted and restricted cash position as of July 31, 2005, increased by $367,195 from what it was at the end of our last fiscal year, April 30, 2005. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. Hence, the total of unrestricted and restricted cash plus short-term (cash-like) investments is what we measure in evaluating our overall liquidity.

The principal changes to our aggregate cash and investments positions during the year are shown in Table 6, "Simplified Sources/(Uses) of Cash," below. The FASB-compliant sources and uses of funds statement is included with the other financial statements in Item 1 of this filing. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.

                                     TABLE 6

                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                                    Quarter Ended     Quarter Ended
         Sources (Uses)                                                                   7-31-05           4-30-05
         ----------------------------------------------------------------------------------------------------------

          Operating Cash Flows
          Income Statement Related Cash Flows
          Net Income/(Loss)                                                             $ 266,152      $ (3,273,171)
                  Add back non-cash charges
                      Depreciation & Amortization                                          18,156            21,054
                      Impairment of Goodwill                                                    0         2,714,516
                      Fair value of financial derivatives changes                         (70,947)           85,896
                      Stock option expense                                                      0           136,762
                      Deferred income taxes                                                     0           291,365
                      Provision for early payoff penalties, net of payments                15,000            14,000
                                                                                                                   -
                      Actual early payoff penalties paid                                   (1,850)           (5,333)
                                                                                           -------            ------
                  Operational Cash Flows from the Income Statement                      $ 226,511      $    (14,911)

          Balance Sheet Related Cash Flows
          Mortgages held for sale                                                       $ 257,288      $   (229,706)
          Short-term mortgage receivables                                                 (88,135)          (71,292)
          Other Assets                                                                    (19,258)           26,479
          Accounts payable and other accrued liabilities                                    8,945           121,958
                                                                                            -----           -------
                  Operational Cash Flow from the Balance Sheet                          $ 158,840      $   (152,561)

          Total Cash Flow Generated/(Used) in Operations                                $ 385,351      $   (167,472)

          Financing Activity Cash Flows
                      Issuance of subordinated debt                                           $ 0      $          0
                      Repayments of subordinated debt                                           0          (250,000)
                      Stock purchases                                                           0                 0
                      Settlement paid                                                           0                 0
                      Capital lease obligations change                                          0            (3,252)
                                                                                                -            ------

          Total Cash Flow from Financings Activities                                          $ 0      $   (253,252)

          Investing Activity Cash Flows
                      Purchase of property and equipment                                $ (18,156)     $     (3,560)

          Total Cash Flow from Investing Activities                                           $ 0      $     (3,560)

          Net Change to Aggregate Cash and Investments                                  $ 367,195      $   (424,284)


In summary form, this table says the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter.

1. The Company generated about $227,000 in positive cash flow from income statement-related operations during the recently ended quarter, consistent with the improving trend in recent quarters.

2. The Company decreased the total of Mortgage Loans Held for Sale and Short-Term Mortgage-Related Receivables by about $169,000. This merely reflects timing differences in when pools of mortgages are sold and not some underlying change in policy, practice or strategy.

3. The Company spent about $18,000 on purchases of property and equipment during the quarter just ended.

4. Immaterial (less than $20,000 in each case) changes in the remaining other asset and liability categories, aggregating a net use of cash in the amount of about $10,000.

SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of July 31, 2005, the Company had a total of two financing facilities for a maximum financing capacity of up to $70 million.

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

Our overall funding strategy is to use committed facilities, summarized as of July 31, 2005:

                                     TABLE 7
                          LOAN FACILITIES AND BALANCES

                             Committed      Outstanding    Required        Interest Rate
Type of Facility             Facility         Balance    Cash Deposit      July 31, 2005      Maturity
                           -------------   ------------  ------------      -------------      --------

Master sales agreement       $40,000,000   $11,474,425   $1,000,000          6.25%(1)        Annual or 30 days notice
Master sales agreement        30,000,000     9,139,760       25,000     5.38-6.01%(2)        Annual or 30 days notice
                              ----------   -----------    ---------
Totals                       $70,000,000   $20,614,185   $1,025,000
                              ==========   ===========   ==========

                                      MD-5

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

FUTURE NON-OPERATIONAL CASH REQUIREMENTS

The Company has certain non-operational requirements for cash in the future. The material requirements are those for repayment of the subordinated debt issued in recent years to bolster our capital position. The schedule of maturities for these is as follows:

                                     TABLE 8
                   NON-OPERATIONAL CASH REPAYMENT REQUIREMENTS

         October 31, 2006                                   $   50,000
         March 31, 2007                                     $  800,000
         May 31, 2007                                       $  200,000
         January 12, 2015                                   $2,687,700

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                     TABLE 9
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS


                                                      July 31,                      April 30,
                                                        2005                          2005
                                            -------------------------------------------------------

Commitments to extend credit                $   22,989,899                      $ 21,772,820
Mandatory forward delivery commitments           2,697,820                         2,741,500

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

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains net branches in association with local mortgage brokerage companies. As of July 31, 2005, the Company maintained one net branch in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting net branches from our branch network on an opportunistic basis.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                    TABLE 10
                        DIVISIONAL LOAN PRODUCTION VOLUME
                                    ($ 000S)

Quarter Ending                      07/31/05          04/30/05          01/31/05         10/31/04          07/31/04
-------------------------------------------------------------------------------------------------------------------
Wholesale Division
         Volume                     $129,989          $ 84,427          $ 90,571         $ 93,636          $ 97,672
         Percent of Volume                62%               54%               56%              59%               54%
         Number of Loans                 619               379               407              425               504
         Average Loan Size              $210              $223              $223             $220              $194

Retail Division
         Volume                     $ 79,092          $ 71,100          $ 72,261         $ 63,897          $ 83,258
         Percent of Volume                38%               46%               44%              41%               46%
         Number of Loans                 223               203               201              167               250
         Average Loan Size              $355              $350              $360             $383              $333

Total Loan Production
         Volume                     $209,081          $155,527          $162,832         $157,533          $180,930
         Number of Loans                 842               582               608              592               754
         Average Loan Size              $248              $267              $268             $266              $240


THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa, California and Scottsdale, Arizona.

During the quarter ended July 31, 2005, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 11
                               PULL THROUGH RATES


         Fiscal Quarter Ended    Jul 05  Apr 05   Jan 05   Oct 04   Jul 04   Apr 04  Jan 04   Oct 03   Jul 03
                                 ------  ------   ------   ------   ------   ------  ------   ------   ------
         Rate                     75.0%   74.2%    76.8%    64.7%    66.2%    71.0%   74.5%    69.2%    76.5%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of July 31, 2005, we had two financing facilities in place for a total borrowing capacity of up to $70 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to exceed current business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

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

Upon completion of the underwriting process and funding of the loan by one of our financing facilities, the mortgage loan is closed by a title agency chosen by the borrower. We perform a pre-funding audit on all mortgage loans, which includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed by an independent third party to monitor and evaluate our origination policies and procedures. A sample of ten percent of all mortgage loans closed is subjected to a full quality control review including re-underwriting the mortgage loan. Our management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans and believes that its use of the IRS Verification of Income program increases significantly the quality of its originations.

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $359,650) are called Jumbo loans. Jumbo loans comprised approximately 41% and 38%% of the wholesale mortgage loans we originated for the quarters ended July 31, 2005 and 2004, respectively.

In periods of declining interest rates, our predominant products are fixed rate mortgages with terms of either 15 or 30 years. When interest rates are rising, adjustable rate mortgages make up a larger percentage of our originations.

We primarily originate prime first lien residential mortgage loans. The Company also originates a lesser amount of second mortgage loans and home equity lines of credit, although these products have constituted an increasing portion of our business recently.

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:

                                    TABLE 12
                        WHOLESALE MORTGAGE LOANS BY TYPE

                                                                              Quarters Ending
                                                            ----------------------------------------------------
Loan Type                                                    07/31/05   04/30/05   01/31/05  10/31/04   07/31/04
---------                                                    ---------------------------------------------------
1 month adjustable-rate (various total terms)                   4.2%       1.9%       1.7%      0.7%       0.2%
6 month adjustable-rate (various total terms)                   4.7        2.6        3.9       4.7        2.2
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.5        7.9        7.6       8.9        7.0
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        1.0       16.9       16.5      12.5        5.6
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       33.5       21.6       19.4      25.4       34.4
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        1.2        0.0        0.7       0.9        0.8
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.0        0.0        0.0       0.0        0.0
10 year term fixed-rate                                         0.0        0.0        0.0       0.0        0.0
15 year term fixed-rate                                         1.5       13.9       13.3      10.2        7.7
20 year term fixed-rate                                         0.5        0.0        0.0       0.0        0.2
30 year term fixed-rate                                        28.3       19.9       24.6      23.1       27.8
Federal Housing Authority (various total terms and rates)       0.0        0.0        0.5       0.7        1.4
HELOC                                                          12.4        6.4        2.5       1.4        0.0


Equity Line                                                     7.0        8.9        8.3      11.5       12.7
Other                                                           2.4        0.0        1.0       0.0        0.0
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%


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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 13
                      WHOLESALE LOAN TO VALUE DISTRIBUTION

                                 Quarters Ending
                                        07/31/05     04/30/05    01/31/05    10/31/04     07/31/04
                                        ----------------------------------------------------------
                  LTV
                  50 or less               8.9%         4.9%        8.1%        9.9%        10.9%
                  50.01 - 60               4.9          5.7         6.2         9.9          7.6
                  60.01 - 70              20.2         20.2        28.5        21.1         15.1
                  70.01 - 80              63.4         65.0        55.3        58.2         61.9
                  80.01 - 85               2.0          2.1         0.4         0.3          0.8
                  85.01 - 90               0.0          1.4         0.4         0.3          2.0
                  90.01 - 95               0.6          0.7         0.4         0.0          0.6
                  95.01 or more            0.0          0.0         0.7         0.3          1.1
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:

                                    TABLE 14
                        WHOLESALE FICO SCORE DISTRIBUTION


                                     ------------------------ Quarters Ending -----------------------
                  FICO Score            07/31/05     04/30/05    01/31/05    10/31/04     07/31/04
                  ----------            ----------------------------------------------------------
                  800 +                    1.7%         0.7%        2.0%        2.3%         3.2%
                  775 - 799                7.1          7.9         7.1        10.8          7.3
                  750 - 774               11.8         10.5        14.0        16.2         13.3
                  725 - 749               17.9         19.7        16.6        18.1         16.1
                  700 - 724               15.8         15.8        17.7        17.4         26.3
                  675 - 699               20.5         16.9        22.4        15.7         15.5
                  650 - 674               11.4         10.7        13.0        12.9         10.5
                  625 - 649                8.7          7.3         4.9         5.4          4.6
                  600 - 624                3.6          4.5         1.0         0.7          1.0
                  575 - 599                0.0          2.4         0.2         0.2          0.0
                  550 - 574                0.2          0.6         0.2         0.0          0.0
                  Below 550                0.2          2.1         0.2         0.0          0.2
                  No score available       1.1          0.9         0.7         0.3          2.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the years ended April 30, 2005 and 2004, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:

                                    TABLE 15
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE
                            (QUARTERS ENDING JULY 31)

                                 Quarters Ending
                                        07/31/05     04/30/05    01/31/05    10/31/04     07/31/04
                                        ----------------------------------------------------------
                  Single family           46.4%        46.0%       49.4%       56.5%        50.4%
                  Planned Unit Dev.       35.4         34.5        34.4        32.2         32.7
                  Condominium             10.3          6.9         8.4         7.5         10.5
                  2 - 4 family             7.9         12.3         7.8         3.8          6.2
                  Other                    0.0          0.0         0.0         0.0          0.2
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%



The table below shows the trend of the wholesale division's first lien mortgage loan origination volume, as measured by principal balance:

                                    TABLE 16
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE
                            (QUARTERS ENDING JULY 31)

                                 Quarters Ending
                                        07/31/05     04/30/05    01/31/05    10/31/04     07/31/04
                                        ----------------------------------------------------------

               $100,000 or less           37.3%        37.0%       36.6%       32.9%        32.1%
               $100,001-200,000           26.9         30.8        29.5        26.1         33.3
               $200,001-300,000           15.3         12.4        10.1        14.6         14.1
               $300,001-400,000            8.1          6.2         9.3        12.0         10.1
               $400,001-500,000            3.9          4.5         4.7         5.4          5.6
               $500,001-600,000            2.3          2.6         3.2         3.1          1.8
               $600,001-700,000            2.1          3.6         2.2         3.3          1.2
               $700,001-800,000            1.1          0.4         1.5         0.9          0.8
               $800,001-900,000            1.7          0.6         0.2         0.0          0.2
               $900,001-1,000,000          0.7          1.1         1.5         1.2          0.4
               $1,000,001-1,500,000        0.3          0.6         0.0         0.5          0.2
               over $1,500,001             0.3          0.2         1.2         0.0          0.2
                                         100.0%       100.0%      100.0%      100.0%       100.0%

First lien mortgage loan originations represented 83% and 92% of our wholesale loan originations, as measured by principal balance, for the quarters ended July 31, 2005 and 2004, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of July 31, 2005, we had relationships to sell to approximately 20 mortgage investors.

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

As of July 31, 2005, the Company had a maximum mortgage loan financing capacity of $70 million through two master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

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

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the quarter ended July 31, 2005, the Company was required to repurchase three loans in the amount of $395,500, of which $137,500 is shown on the balance sheet for that year in the line item "Mortgage loans held for sale". The comparable amount for the quarter ended July 31, 2004 is one loan in the amount of $263,646.

Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.
                                     MD-14

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse", for each quarter for the last nine fiscal quarters:

                                    TABLE 17
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

                              Fiscal Quarter Ended

                                 Jul 05  Apr 05   Jan 05   Oct 04   Jul 04   Apr 04  Jan 04   Oct 03   Jul 03
                                 ------  ------   ------   ------   ------   ------  ------   ------   ------
         Average # of Days         19      16       15       15       15       13      14       14       11


To the extent we continue to expand our mortgage pooling activities and utilize larger pools, we may see the average number of days our loans are financed start to increase.

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of April 30, 2005 contracted with 18 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 18% and 15% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the quarters ended July 31, 2005 and 2004.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the quarters ended July 31, 2005 and 2004, the average loan size originated by the retail division was approximately $424,000 and $335,000, respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 58% and 43% of the retail mortgage loans we originated for the quarters ended July 31, 2005 and 2004, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended July 31, 2005 and 2004:

                                    TABLE 18
                         RETAIL LOAN ORIGINATION BY TYPE

                                 Quarters Ending
                                        07/31/05     04/30/05    01/31/05    10/31/04     07/31/04
                                        ----------------------------------------------------------
         Jumbo mortgages                  58.0%        37.1%       50.8%       52.3%        42.7%
         Conventional ARMs                12.6         43.1        34.0        34.1         31.2
         Conventional Fixed               22.7         11.9        10.0         9.1         13.2
         HELOC & Seconds                   6.7          7.9         5.2         4.5         12.9
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended July 31, 2005 and 2004, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 19
                       RETAIL LOAN GEOGRAPHIC DISTRIBUTION

                                 Quarters Ending
                                        07/31/05     04/30/05    01/31/05    10/31/04     07/31/04
                                        ----------------------------------------------------------
         California                       93.3%        95.5%       97.9%       98.5%        97.7%
         Others                            6.7          4.5         2.1         1.5          2.3
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL LOAN PROPERTY TYPES

During the quarters ended July 31, 2005 and 2004, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    TABLE 20
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

                                 Quarters Ending
                                        07/31/05     04/30/05    01/31/05    10/31/04     07/31/04
                                        ----------------------------------------------------------

               $100,000 or less            7.6%        21.7%       14.4%       15.9%        18.4%
               $100,001-200,000           16.0         16.3        18.6        18.2         15.4
               $200,001-300,000           19.3         15.8        17.7         8.3         14.0
               $300,001-400,000           11.8         12.9        16.5        12.9         16.4
               $400,001-500,000           11.8         10.9        17.5        14.4         15.0
               $500,001-600,000            9.2          4.0         8.8        11.4          8.9
               $600,001-700,000           10.9          9.9         5.2         8.3          5.2
               $700,001-800,000            5.0          2.5         4.1         3.0          2.0
               $800,001-900,000            3.4          1.5         3.6         0.0          3.1
               $900,001-1,000,000          2.5          2.5         3.1         5.3          0.3
               $1,000,001-1,500,000        1.7          2.0         0.5         2.3          1.0
               over $1,500,001             0.8          0.0         0.0         0.0          0.3
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 93% and 87% of our total loan originations, as measured by principal balance, for the quarters ended July 31, 2005 and 2004, respectively.

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


                            PART 2. OTHER INFORMATION
Item 5.  OTHER INFORMATION

Set forth below is the registrant's Charter for its Compensation Committee.

PURPOSE

The primary purpose of the Compensation Committee is to assist the Board of Directors (the "Board") in fulfilling its oversight responsibilities with respect to all types of compensation of the directors, officers and employees of the Company, including, without limitation, salary, bonus and stock option or other forms of stock related compensation.

PHILOSOPHY

The Compensation Committee' policies are governed by the following beliefs:

     1. Total executive compensation should be dependent upon the financial performance of the Company;

     2. Such compensation should align the executives' personal financial interests with those of the shareholders;

     3. A material part of the executives' total compensation should provide incentives for the Company earning in excess of its cost of capital.

At the same time, the Compensation Committee seeks to have executive compensation set at levels that are sufficiently competitive so that the Company may attract, retain and motivate high quality executives to contribute to the Company's success.

RESPONSIBILITIES

The responsibilities of the Compensation Committee include:

     1. Reviewing and making recommendations to the Board regarding the compensation policy for executive officers and directors of the Company, and such other employees of the Company as directed by the Board;

     2. Reviewing and making recommendations to the Board regarding all forms of compensation (including all "plan" compensation, as such term is defined in Item 402(a)(7) of Regulation S-K promulgated by the Securities and Exchange Commission, and all non-plan compensation) to be provided to the executive officers of the Company;

     3. Reviewing and making recommendations to the Board regarding general compensation goals and guidelines for the Company's employees and the criteria by which bonuses to the Company's employees are determined;

     4. Acting as administrator of the Company's 2000 Stock Option Plan (the "Plan"). If the authority is so delegated by the full Board, in its administration of the Plans, the Compensation Committee may
              (i) grant stock options and stock purchase rights to entities or individuals eligible for such grants, including grants to individuals subject to Section 16 of the Exchange Act in compliance with Rule 16b-3 promulgated thereunder, and (ii) amend such stock options and stock purchase rights. The Compensation Committee shall also make recommendations to the Board with respect to amendments to the Plan and changes in the number of shares reserved for issuance under the each Plan.

     5. By this paragraph four of this Charter, the Compensation Committee hereby assumes all the responsibilities previously held by both the Primary and Secondary Committees under the provisions of the Company's 2000 Stock Incentive Plan.;

     6. Reviewing and making recommendations to the Board regarding other plans that are proposed for adoption or adopted by the Company for the provision of compensation to employees of, directors of and consultants to the Company; and

     7. Preparing a report (to be included in the Company's proxy statement) which describes: (a) the criteria on which compensation paid to the top four executive officers of the Company for the last completed fiscal year was based; (b) the relationship of such compensation to the Company's performance; and (c) the Compensation Committee's executive compensation policies applicable to executive officers.

COMPOSITION

The Compensation Committee shall, at all times and until the board of directors votes otherwise, consist of all of the "independent directors" of the Company, as that term is defined, from time to time, by the Exchange or entity upon which its common stock is traded.

MEETINGS AND QUORUM

The Compensation Committee shall meet no less often than annually. If it so chooses, it may admit members of management or non-independent directors to its meetings on a non-voting basis as it determines in its sole discretion.

The Compensation Committee may, if it chooses, meet telephonically via conference call in addition to or in place of in-person meetings.

A quorum for a meeting of the Compensation Committee meetings shall consist of more than 50% of the independent directors then serving on the Company's board of directors.

Minutes of Compensation Committee meetings may be kept, but are not required to be kept. The Compensation Committee shall report the results of its meetings to the full board of directors at the board's next regularly scheduled meeting after the Compensation Committee meeting.


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


                                    Transnational Financial Network, Inc.

Date: September 13, 2005           /s/ Joseph Kristul
      ------------------           --------------------------------------------
                                   Joseph Kristul, Chief Executive and
                                   Chief Financial Officer