Form 10QSB
period 2005-10-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2005-12-15
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended October 31, 2005

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

   State the number of shares outstanding of each of the issuer's classes of common equity as of December 9, 2005. 6,791,360

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                October 31, 2005
                                    UNAUDITED





                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                        Page
Item 1.  Financial Statements
         Condensed Balance Sheets as of October 31, 2005
                (Unaudited) and April 30, 2005                              F-2
         Condensed Statements of Operations for the six months
                ended October 31, 2005 and 2004                             F-3
         Condensed Statements of Cash Flow for the six months
                ended October 31, 2005 and 2004                             F-4
         Notes to the Condensed Financial Statements                  F-5 - F-9

Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations            MD - 1 - MD - 17

Item 3.  Controls and Procedures                                            O-1

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                O-1

Item 6.  Exhibits and Reports on Form 8K                                    O-1



Signatures                                                                  O-2

PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                    As of October 31, 2005 and April 30, 2005


                                                                       October 31, 2005          April 30, 2005
                                                                       ----------------          --------------
                                                                       (unaudited)

ASSETS

Cash and cash equivalents                                              $   3,604,077             $   3,058,140
Restricted cash                                                            1,025,000                 1,020,000
Short-term mortgage related receivables, net of allowance
   for early loan payoff penalties of $20,406 and $18,313
   respectively                                                              868,505                   639,550
Mortgage loans held for sale                                                 890,130                 1,721,450
                                                                                                             -
Goodwill                                                                   1,257,789                 1,257,789
Property and equipment, net of accumulated depreciation of
     $940,794 and $904,678, respectively                                     107,989                    94,999
Other assets                                                                 316,384                   313,234
                                                                         -----------               -----------
TOTAL ASSETS                                                           $   8,069,874             $   8,105,162
                                                                         ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued interest payable                                               $      76,097             $      62,184
Accounts payable and other liabilities                                       585,564                   682,411
Income taxes payable                                                             336                       336
Fair value of derivative financial instruments                                15,385                    47,496
Subordinated debt                                                          3,737,700                 3,737,700
                                                                         -----------               -----------
TOTAL LIABILITIES                                                          4,415,082                 4,530,127
                                                                         -----------               -----------

STOCKHOLDERS' EQUITY


Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                     -                         -
Common stock, no par value: 20,000,000 shares
   authorized; 6,791,360 shares issued and outstanding
   at October 31, 2005 and April 30, 2005 respectively.                   13,559,038                13,559,038
Accumulated deficit                                                       (9,904,246)               (9,984,003)
                                                                          -----------               ----------
TOTAL STOCKHOLDERS' EQUITY                                                 3,654,792                 3,575,035
                                                                         -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   8,069,874             $   8,105,162
                                                                           =========                 =========




              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                For the Periods Ending October 31, 2005 and 2004

                                   (Unaudited)

                                               For the 3 Months Ended 10-31            For the 6 Months Ended 10-31
                                               ----------------------------            ----------------------------
                                                 2005         2004    % Chg              2005         2004   % chg.
                                                 ----         ----    -----              ----         ----   ------
Revenue:
Net Gain on Sale of Loans                  $1,356,056   $1,355,058     0.1%        $3,324,030   $2,458,199    35.2%
Production Income                           1,524,186    1,074,001    41.9%         3,019,037    2,432,722    24.1%
Other Income                                   49,721       53,899    -7.8%            70,004       50,424    38.8%

Total Revenue                               2,929,963    2,482,958    18.0%         6,413,071    4,941,345    29.8%

Direct Expenses:
Commissions & Production Incentives           921,874      657,892    40.1%         1,965,627    1,484,771    32.4%
Production Expenses                           208,319      152,140    36.9%           417,099      306,596    36.0%
Early Loan Payoff Penalties                      -          15,000       na            15,000       18,500   -18.9%
Pair-Off Fees                                                1,500       na                          3,000       na

Total Direct Expenses                       1,130,193      826,532    36.7%         2,397,726    1,812,867    32.3%

Interest Income (Expenses):
Interest Income from loans in warehouse       378,067      264,407    43.0%           864,810      516,394    67.5%
Interest Expense on loans in warehouse       (309,237)    (210,520)   46.9%          (714,978)    (389,937)   83.4%
Warehouse transaction fees                    (31,700)                   na           (77,174)                   na

Net warehouse interest income (expense)        37,130       53,887   -31.1%            72,658      126,457   -42.5%


Interest Expense - Subordinated Debt          (87,081)     (39,890)  118.3%          (174,162)    (224,105)  -22.3%

Net Interest Income (Expense)                 (49,951)      13,997       nm          (101,504)     (97,648)    3.9%

Gross Profit on Mortgage Activities         1,749,819    1,670,423     4.7%         3,913,841    3,030,830    29.1%

Indirect Expenses:
Salaries & Benefits                         1,221,904      895,453    36.5%         2,340,700    1,846,062    26.8%
General & Administrative                      520,847      550,879    -5.5%         1,107,125    1,110,340    -0.3%
Occupancy                                     175,502      174,406     0.6%           350,143      348,215     0.6%
Depreciation & Amortization                    17,960       17,244     4.1%            36,116       36,100     0.0%

Total Indirect Expenses                     1,936,213    1,637,982    20.6%         3,834,084    3,340,717    14.8%

Net Operating Income (Loss)                $ (186,394)  $   32,441       nm        $   79,757   $ (309,887)      nm

Basic net income (loss) per share             $(0.03)        $0.00                      $0.01      ($0.05)
Fully diluted income (loss) per share         $(0.03)        $0.00                      $0.01      ($0.05)

Weighted-average shares outstanding
Basic                                       6,791,360    6,794,787                  6,791,360    6,794,787
Diluted                                     6,796,097    6,806,234                  6,795,905    6,839,833





             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Six Months Ended October 31, 2005 and 2004
                                   (Unaudited)

                                                                         2005                      2004
                                                                  ------------------         -----------------

Cash flows from operating activities:

Net income (loss)                                                 $           79,757         $        (309,887)
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation & amortization                                              36,116                    36,100
     Provision for early loan payoffs                                                                   18,500
     Changes in Restricted Cash Requirement                                   (5,000)                  900,000
     Fair Value of Financial Instruments                                     (32,111)                  124,900
Net effect of changes in assets and liabilities:
     Other assets                                                             (3,150)                   63,399
     Accrued interest payable                                                 13,913                    (6,672)
     Accounts payable and other liabilities                                  (96,847)                 (129,345)
                                                                                   -
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                 (228,955)                 (119,992)
     Mortgage loans originated for sale                                 (230,456,551)             (192,323,930)
     Proceeds from sales of mortgage loans                               231,287,871               191,308,646
                                                                     ---------------           ---------------

Net cash provided (used) by operating activities:                            595,043                  (438,281)
                                                                     ---------------           ----------------


Cash flows from investing activities:

Purchases of property and equipment                                          (49,106)                   (8,069)

Proceeds from Securities Held to Maturity                                                              915,234
                                                                     ---------------           ---------------


Net cash (used) provided by investing activities:                            (49,106)                  907,165
                                                                     ---------------           ---------------

Cash flows from financing activities:

Borrowing on Subordinated debt                                                                         144,000
Repayments on Subordinated debt                                                                       (400,000)
Warehouse Payable - Net of Borrowings                                                                  159,263
Payment on Settlement payable                                                      -                  (564,603)
Payment on Capital Leases obligations                                              -                   (12,245)
Repurchase Common Stock                                                            -                   (37,198)
                                                                     ---------------           ---------------

Net cash (used) by  financing activities:                                          -                  (710,783)
                                                                     ---------------           ---------------

Net increase (decrease) in unrestricted
     cash and cash equivalents                                               545,937                  (241,899)

Unrestricted cash and cash equivalents, beginning of period                3,058,140                 1,585,034
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        3,604,077         $       1,343,135
                                                                     ===============           ===============

Interest paid                                                     $          813,044         $         490,984
Income taxes paid                                                 $               -0--       $          20,918



             See accompanying notes to these financial statements.

Note 1 - Description of Operations and Summary of Significant Accounting
Policies

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the six-month periods ended October 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2005. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the six-months ended October 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

The following table illustrates the effect on net (loss) income that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

                      Transnational Financial Network, Inc.




                                   Three Months Ended              Six Months Ended
                                   ------------------              ----------------
                                 October 31   October 31          October 31    October 31
                                   2005         2004                2005          2004
                                   ----         ----                ----          ----

Net (loss) income:
As reported                       (186,394)        32,441            79,757      (309,887)

Deduct:  fair value amount               0        (41,380)                0       (98,187)
                                  --------        -------            ------       --------
Pro forma                         (186,394)        (8,839)           79,757      (408,074)

Basic (loss) income
        per common share:
As reported                          (0.03          0.00              0.01         (0.05)
Deduct:  fair value amount            0.00          0.00              0.00         (0.01)
                                      ----          ----              ----         ------
Pro forma                            (0.03)         0.00              0.01         (0.06)

Diluted (loss) income
        per common share:
As reported                          (0.03)         0.00              0.01         (0.05)
Deduct:  fair value amount            0.00         (0.00)             0.00         (0.01)
                                      ----          ----              ----        -------
Pro forma                            (0.03)         0.00              0.01         (0.06)


There were no options granted during the quarter ended October 31, 2005. There were 29,000 options granted during the quarter ended October 31, 2004. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options were fully vested as of April 30, 2005.

Note 3 - Financing Facilities

As of October 31, 2005, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the six-month period ended October 31, 2005 the Company was required to repurchase three loans in the total amount of $395,500. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. During the six-month period ended October, 2004 the Company was required to repurchase one loan in the amount of $295,548. Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The first master sale agreement provides a credit facility of $15 million as of October 31, 2005. Under this arrangement, an additional bulge capacity of $20 million is available if needed, bringing the total capacity under this arrangement to $35 million. The Company has not used this interim bulge capacity to date. Interest on the $15 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 6.75% at October 31, 2005. Interest on the remaining $20 million of the line is 0.05% higher than that charged on the $15 million portion. The rate paid by the Company on this line as of October 31, 2005 was 6.75%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $1,000,000, which has been included as restricted cash in the balance sheets.

The second master sale agreement provides a credit facility of $40 million as of October 31, 2005. Interest on the facility is at 1 month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of October 31, 2005 was between 6.08% and 6.58%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheets.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of October 31, 2005, the Company was in compliance with all covenants required for each of the warehouse facilities.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of October 31, 2005, the Company had a total of $3,737,700 of subordinated debentures outstanding. In January, 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 8.50% and is convertible into common shares at $1.00 per share. The remaining $1,050,000 of subordinated debt bears interest at 10%, and has maturities ranging from October 31, 2006 to October 1, 2007.

Subordinated debt interest expense of $87,081 and $39,890 was incurred in the three month periods ended October 31, 2005 and 2004, respectively.

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

Information about stock options outstanding as of October 31, 2005 is summarized as follows:



                                                                       Weighted                           Weighted
                                                                        Average                            Average
                                                       Average         Exercise                           Exercise
                  Range of                            Remaining        Price of                           Price of
                  Exercise           Options         Contractual        Options           Options          Options
                   Prices          Outstanding      Life in Years     Outstanding       Exercisable      Exercisable
                   ------          -----------      -------------     -----------       -----------      -----------

                $0.22 - $1.00        692,345            6.04             $0.73            692,345           $0.73
                $1.01 - $2.45        243,201            7.23             $1.24            243,201           $1.24
                $7.50                258,000            3.53             $7.50            258,000           $7.50
                                     -------                                              -------
                                   1,193,546            6.15             $2.30          1,193,546           $2.30
                                   =========                                            =========


As of October 31, 2005, the Company had options outstanding under the programs described herein.

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As October 31, 2005, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which expire in June 2009.

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

In June 2002, the Board of Directors of the Company unanimously granted to Joseph Kristul, the Chief Executive Officer of the Company, an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.73 per share. The shares will be unregistered. The options are vested as of April 30, 2005 and as noted above expire in four years. Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares.

Accordingly, the following table is a roll forward of the share reserve limit through October 31, 2005:

                                                      Number of Options

                  Initially Reserved                      750,000
                  January 1, 2001                         171,172
                  January 1, 2002                         205,503
                  January 1, 2003                         270,407
                  January 1, 2004                         272,640
                  January 1, 2005                         271,654
                                                        -----------
                  Reserve amount at October 31, 2005    1,941,376

The table below summarizes aggregate activity for all options programs for the three-month period ended October 31, 2005:

                                                                                  All Programs
                                                                     ---------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                                                         Stock                   Exercise
                                                                        Options                    Price
                                                                     -------------               ---------

Outstanding at April 30, 2005                                          1,193,546                   $2.30
Grants and Adjustments                                                         -                       -
Forfeitures                                                                    -                       -
                                                                       ---------                   -----
Outstanding at October 31, 2005                                        1,193,546                   $2.30
                                                                       =========                   =====


As of October 31, 2005, there were 45,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

Note 7 - Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share is based on net income (loss) divided by the weighted-average common shares outstanding. Diluted net income (loss) is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities, which include stock options, warrants and contingently convertible subordinated debt. The computations of basic and diluted net income per share are as follows:

                                                         Three Months Ended                  Six Months Ended
                                                         ------------------                  ----------------
                                                      October 31      October 31         October 31       October 31
                                                          2005           2004                2005           2004
                                                          ----           ----                ----           ----
Net (loss) income                                     $ (186,394)     $   32,441         $   79,757      $ (309,887)
Wtd. avg. number of shares outstdg.                    6,791,360       6,794,787          6,791,360       6,794,787
Basic net (loss) income per share                     $   (0.03)      $    0.00          $    0.01       $   (0.05)
Effect of dilutive options                                 4,737          11,447              4,545          45,046
Diluted wtd. avg. number of shares outstdg.            6,796,097       6,806,234          6,795,905       6,839,833
Diluted net income/(loss) per share                   $   (0.03)      $    0.00          $    0.01       $   (0.05)


As of October 31, 2005 and 2004, potential dilutive securities of 1,469,072 and 726,166 respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of October 31, 2005 and April 30, 2005, including financial instruments whose contract amount represents credit risk only is as follows:
                                         October 31, 2005         April 30, 2005
                                         ----------------         --------------

Commitments to extend credit             $    27,874,715           $  21,772,820
Mandatory forward delivery commitments         3,471,550               2,741,500

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

QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2004

For the recently ended quarter, year-over-year revenues increased 18%, gross profits increased 5% and net income swung from a profit of about $32,000 to a loss of $186,000. For the six months, revenues increased 30%, gross profits increased 29% and net income swung from a loss of about $310,000 to a profit of $80,000.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ millions)

Quarter Ended           10-31-05    7-31-05    4-30-05   1-31-05   10-31-04 7-31-04   4-3-04     1-31-04   10-31-03
-------------           --------    -------    -------   -------   -------- -------   ------     -------     ------

Wholesale                $  100     $  130     $  84    $   91    $   94    $    98   $   128   $   103    $  135
Retail                       69         79        71        72        64         83       144        88       183
                         ------     ------     -----    ------    ------    -------   -------   -------    ------

Total                    $  169     $  209     $  155   $  163    $  158    $   181   $   272   $   191    $  318
                         ======     ======     ======   ======    ======    =======   =======   =======    ======


REVENUE ANALYSIS

In the second quarter, our overall Revenues increased 18%, higher than the 7% increase in our total mortgage originations. The two principal factors why our year-over-year revenue comparisons in the second quarter differ from our 7% increase in the dollar value of loans are:

1. Production Income increased by 42%. Production Income is heavily driven by loan unit volume, rather than loan dollar volume. We experienced a 25% increase in our wholesale loan unit volume and a 23% increase in our retail loan unit volume year-over-year. This loan unit volume growth is largely the result of our increased expansion in the Arizona and Kansas markets where our average loan sizes are approximately half of what they have historically been in our established territories of the San Francisco Bay area and Southern California.


2. We received about $184,000 less in foward commmitment payout fees in the recently ended quarter than in the previous year, thus limiting the increase in our Gain on Sale of Loans to only 1%, about a 7% reduction.

Our established markets in Northern and Southern California may be beginning to experience the effects of higher interest rates. These effects are being manifest in loan volumes being under pressure and average loan sizes possibly diminishing as interest rates increases lower loans' affordability.

In the first six months of our current fiscal year, Revenues increased by 30%, higher than our 7% increase in the dollar value of our total mortgage originations. Here are the major reasons why:

1. Our Gain on Sale of Loans increased 35% in the first six months of the year, with nearly the entire gain having occurred in our first quarter. As explained in our last report, this was the result of a loan mix shift toward higher margin types of loans. Clearly, this mix shift effect on our year-over-year results waned substantially in the second quarter.

2. The geographic mix of our loans is shifting to markets (Arizona and Kansas) with lower average loan sizes as we expand in these markets and hold ground in our established markets. Thus Production Income for the first half increased 24% year-over-year, largely reflecting the effects in the second quarter, explained above.

As we noted in our last two reports, about half way through our last fiscal year, we set up a wholesale origination operation (Alt Funding) that operates in parallel to our existing one. The purpose is to focus on a different market segment than the Alt-A borrowers of our traditional focus. This market is for borrowers with lower credit scores, but higher than what normally sees in sub-prime mortgage lending. We consider them to be Alt-A-Minus borrowers. We initially set this operation up on a pilot basis in our Arizona office, and are rolling it out to our other markets.

The growth in our Alt Funding business has two effects on the types of loans we originate. First, since they are smaller, on average, than our traditional business, our average loan size is declining. This is shown in the MD&A Appendix in Table 11. Second, the average credit scores of our loans are going down in parallel.

Specifically, the percentage of our loans (by principal loan balance) where the borrower's FICO score is 700 or above has declined from 64.8% to 49.4% over the last year. The most significant increase occurred among borrowers with FICO scores in the 600 to 649 range, rising from 6.1% to 16.6% in the same period of time.

This is shown below in Table 2, a condensation of Table 15 in the MD&A Appendix.

                                     TABLE 2
                                    CONDENSED
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended         10/31/05     07/31/05    04/30/05    01/31/05     10/31/04
                  -------------         --------     --------    --------    --------     --------

                  Above 700               49.4%        54.3%       54.6%       57.4%        64.8%
                  650-699                 30.0         31.9        27.6        35.4         28.6
                  600-649                 16.6         12.3        11.8         5.9          6.1
                  550-599                  2.6          0.2         3.0         0.4          0.2
                  Below 550                1.2          0.2         2.1         0.2          0.0
                  Not available            0.2          1.1         0.9         0.7          0.3
                                         -----        -----       -----       -----        -----
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%



The large year-over-year improvements in our Gain on Sale of Loans margin are beginning to diminish, and year-over-year comparisons may be increasingly affected by the timing of Forward Commitment Payout Fees (Table 4) received. For example, in the absence of Forward Commitment Payout Fees and effects of SFAS 133 on the accounting for derivatives, our wholesale Gain on Sale of Loans margin (Table 3) has been in the 130 to 140 basis point range in the last three quarters.

                                     TABLE 3
                          WHOLESALE GAIN ON SALE MARGIN
                                 (Basis Points)

Quarter Ended         10-31-05    7-31-05   4-30-05    1-31-05  10-31-04    7-31-04    4-30-04   1-31-04   10-31-03
-------------         --------    -------   -------    -------  --------    -------    -------   -------   --------

Gain on Sale              136       151        142       119        145       113        106       140        133



                                     TABLE 4
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                    ($ 000's)

Quarter Ended         10-31-05    7-31-05   4-30-05    1-31-05  10-31-04    7-31-04    4-30-04   1-31-04   10-31-03
-------------         --------    -------   -------    -------  --------    -------    -------   -------   --------

Fees Received            $ 87      $125       $ 98     $ 105       $271       $ 0       $ 51     $ 335      $ 528


GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended were5% higher than what we generated in the comparable quarter a year ago, less than the 18% increase in our revenues. The following factors held our gross profit growth back in the quarter:

1. Our Direct Expenses increased 37% while revenues increased 18%. This was driven by an increasingly competitive environment for individuals who can originate and process mortgage loans, forcing us to raise our compensation levels to recruit and retain people.

2. Our Net Interest Income/(Expense) showed a negative comparison, one that slowed our gross profit growth by 4 percentage points and reduced our Gross Profit Margin by 2 percentage points. The largest part of this was due to a $47,000 swing in our subordinated debt interest expense, reflective of the offering we completed in January of this year. Secondarily, but not unimportant to the trend, was the effect of generally higher interest rates, combined with a longer period of time our mortgages remain financed before they are purchased by investors increasing the overall cost of our warehouse financings.


                                     TABLE 5
                           GROSS PROFIT MARGIN TRENDS

Quarter Ended           10-31-05    7-31-05   4-30-05   1-31-05*  10-31-04*   7-31-04*   4-30-04*  1-31-04*   10-31-03*
-------------           --------    -------   -------   -------   --------    -------    -------   -------    --------

Gross Profit Margin        59.7%     62.1%      56.5%     61.8%      66.9%     61.5%      50.2%     59.8%      52.0%


         * - These margins are different than previously reported because we are now reporting Subordinated Debt Interest and SFAS 133-related effects (income or expense) above the Gross Profit line going forward from January 31, 2005.

INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses increased 21% on a year-over-year basis during the recently ended quarter. We have been suggesting since the Fall of last year that we believed we had reached a bottom in how low we could take our Indirect Expenses. As the table below clearly shows, this has been the case.

The sole driver of our increasing Indirect Expenses in the last year has been the Salaries and Benefits paid to non-production personnel. These have increased for two reasons:

First, we have been expanding our operations in Arizona throughout this period of time and we opened an office in Overland Park, Kansas at the beginning of the recently ended quarter. This requires us to pay for support staff and guaranteed salary draws for production personnel in advance of seeing mortgage loan production and funding.

Second, we are starting to experience inflationary pressures on compensation generally.

                                     TABLE 6
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Quarter Ended           10-31-05   7-31-05     4-30-05    1-31-05   10-31-04   7-31-04  4-30-04    1-31-04    10-31-03
-------------           --------   -------     -------    -------   --------   -------  -------    -------    --------

Total Indirect Exp.     $1,976     $1,898      $1,823     $1,660    $1,637     $1,702   $1,771     $1,699     $1,799
    Percent of Rev.       65.4%      54.5%       67.1%      74.5%     66.9%      68.3%    50.5%      57.5%      40.6%

Selected Components:
    Salaries and Ben.   $1,262     $1,119      $1,086     $  948    $  895     $  950   $1,012     $1,024     $1,096
    Percent of Rev.       41.8%      32.1%       40.0%      42.6%     36.6%      38.1%    28.8%      34.7%      24.7%

    Gen. and Admin.     $  521     $  586      $  515     $  520    $  550     $  559   $  559     $  480     $  503
    Percent of Rev.       17.8%      16.8%       18.9%      23.4%     22.5%      22.5%    15.9%      16.3%      11.4%


OTHER COMMENTARY

During the quarter just ended and in preparation for a change in our accounting system which we implemented November 1, 2005, we subjected our balance sheet to another round of detailed scrutiny beyond that which was done at our last year-end. We found a total of about $61,000 of various Accrued Payables and other liabilities (which had been previously expensed) that we determined are not subject to future payment. Approximately $25,000 of these other liabilities related to periods substantially prior to the end of our last fiscal year, and about $35,000 of these accrued liabilities related to the first quarter of this fiscal year.

There is not a single line item on our Income Statement (Condensed Statement of Operations) where these accruals were reversed out. They show up in various revenue and expense line items, no one of which changes that line item materially, either in the current financial statements or in the periods when these accruals had been made.

The net result is that our operating loss of for the quarter, in the absence of these accrual reversals, would have been $247,726 instead of the the $186,394 loss actually shown.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash position as of October 31, 2005, increased by $183,742 from what it was at the end of our last fiscal quarter, July 31, 2005. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. Hence, the total of unrestricted and restricted cash plus short-term (cash-like) investments is what we measure in evaluating our overall liquidity.

The principal changes to our aggregate cash and investments positions during the year are shown in Table 7, "Simplified Sources/(Uses) of Cash," below. The FASB-compliant sources and uses of funds statement is included with the other financial statements in Item 1 of this filing. The sum of the cash flow from operations in Table 7 below is $5,000 higher than that shown in the FASB-compliant sources and uses statement because Table 7 includes changes in all forms of cash, including Restricted, while the FASB-compliant table only addresses unrestricted forms of cash. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.

                                     TABLE 7
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                                          Change from Prior Period End
                                                                                   Quarter           Quarter          Quarter
         Sources (Uses)                                                           10-31-05           7-31-05          4-30-05
         --------------------------------------------------------------------------------------------------------------------

          Operating Cash Flows
          Income Statement Related Cash Flows
          Net Income/(Loss)                                                   $ (186,394)        $ 266,151      $(3,273,171)
          Add back non-cash charges/(income)
          Depreciation & Amortization                                             17,960            18,156           21,054
          Accrued liability write-down                                           (61,332)
          Impairment of goodwill                                                       0                 0        2,714,516
          Fair value of financial derivatives changes                             38,836           (70,946)          85,896
          Stock option expense                                                         0                 0          136,762
          Deferred income taxes                                                        0                 0          291,365
          Provision for early payoff penalties, net of payments                        0            15,000           14,000
                                                                                                                          -
          Actual early payoff penalties paid                                     (20,475)           (1,850)          (5,333)
                                                                                 --------           -------           ------
          Operational Cash Flows from the Income Statement                    $ (211,405)        $ 226,511      $   (14,911)

          Balance Sheet Related Cash Flows
          Mortgages held for sale                                             $  574,032         $ 257,288      $  (229,706)
          Short-term mortgage receivables                                       (133,495)          (88,135)         (71,292)
          Other Assets                                                            16,108           (19,258)          26,479
          Accounts payable and other accrued liabilities                         (30,548)            8,945          121,958
                                                                                 --------            -----          -------
          Operational Cash Flow from the Balance Sheet                        $  426,097         $ 158,840      $  (152,561)

          Total Cash Flow Generated/(Used) in Operations                      $  214,692         $ 385,351      $  (167,472)

          Financing Activity Cash Flows
          Issuance of subordinated debt                                              $ 0               $ 0              $ 0
          Repayments of subordinated debt                                              0                 0         (250,000)
          Stock purchases                                                              0                 0                0
          Settlement paid                                                              0                 0                0
          Capital lease obligations change                                             0                 0           (3,252)
                                                                                       -                 -           ------

          Total Cash Flow from Financings Activities                                 $ 0               $ 0      $  (253,252)

          Investing Activity Cash Flows
          Purchase of property and equipment                                  $  (30,950)        $ (18,156)     $    (3,560)

          Total Cash Flow from Investing Activities                           $  (30,950)        $ (18,156)     $    (3,560)

          Net Change to Aggregate Cash                                        $  183,742         $ 367,195      $  (424,284)


In summary form, this table says the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter.

1. The Company lost about $211,000 in cash flow from income statement-related operations during the recently ended quarter.

2. The Company decreased the total of Mortgage Loans Held for Sale and Short-Term Mortgage-Related Receivables by about $440,000. This merely reflects timing differences in when pools of mortgages are sold and not some underlying change in policy, practice or strategy.

3. The Company spent about $30,950 on purchases of property and equipment during the quarter just ended.

4. The paying down of Accounts Payable and other Accrued Liabilities in the quarter resulted in the use of about $31,000 of cash.

SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of October 31, 2005, the Company had a total of two financing facilities for a maximum financing capacity of up to $75 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities currently require compensating balances of $1.025 million.

More detailed data on these facilities is presented in Note Number 3 to the Financial Statements presented in Item 1.

Our overall funding strategy is to use committed facilities, summarized as of October 31, 2005:

                                     TABLE 8
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit    October 31, 2005     Maturity
----------------           -------------    --------------  ------------    ----------------     --------

Master sales agreement     $35,000,000     $ 7,792,600      $1,000,000           6.75%(1)       Annual or 30 days notice
Master sales agreement      40,000,000      19,885,324          25,000      6.08-6.58%(2)       Annual or 30 days notice
                           -----------     -----------      ----------
Totals                     $75,000,000     $27,677,924      $1,025,000
                           ===========     ===========      ==========



(1) For the first $15 million of this facility, the contractual interest rate facility was 3.99% or Prime, whichever is greater. The rate for the next $20 million is 0.05% greater than the rate for the first $15 million.

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

                                     TABLE 9
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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:


                                    TABLE 10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                                     October 31,                    April 30,
                                                        2005                          2005
                                            -------------------------------------------------------

Commitments to extend credit                     $    27,874,715              $      21,772,820
Mandatory forward delivery commitments                 3,471,550                      2,741,500

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

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains net branches in association with local mortgage brokerage companies. As of October 31, 2005, the Company maintained one net branch in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting net branches from our branch network on an opportunistic basis.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. The Company maintains wholesale offices in San Francisco and Costa Mesa, California, Scottsdale, Arizona and Overland Park, Kansas. The Company operates in one business segment
- mortgage banking.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):


                                    TABLE 11
                        DIVISIONAL LOAN PRODUCTION VOLUME
                                    ($ 000s)

Quarter Ending                      10/31/05          07/31/05          04/30/05          1/31/05          10/31/04
--------------                      --------          --------          --------          -------          --------

Wholesale Division
         Volume                     $100,467          $129,989          $ 84,427         $ 90,571          $ 93,636
         Percent of Volume                59%               62%               54%              56%               59%
         Number of Loans                 532               619               379              407               425
         Average Loan Size          $    189          $    210          $    223         $    223          $    220

Retail Division
         Volume                     $ 68,617          $ 79,092          $ 71,100         $ 72,261          $ 63,897
         Percent of Volume                41%               38%               46%              44%               41%
         Number of Loans                 205               223               203              201               167
         Average Loan Size          $    335          $    355          $    350         $    360          $    383

Total Loan Production
         Volume                     $169,084          $209,081          $155,527         $162,832          $157,533
         Number of Loans                 737               842               582              608               592
         Average Loan Size          $    229          $    248          $    267         $    268          $    266


THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa, California, Scottsdale, Arizona, and Overland Park, Kansas.

During the quarter ended October 31, 2005, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 12
                               PULL THROUGH RATES

         Quarter Ended           Oct 05  Jul 05   Apr 05   Jan 05   Oct 04   Jul 04  Apr 04   Jan 03   Oct 03
         -------------           ------  ------   ------   ------   ------   ------  ------   ------   ------

         Rate                      75%    75.0%    74.2%    76.8%    64.7%    66.2%   71.0%    74.5%    69.2%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of October 31, 2005, we had two financing facilities in place for a total borrowing capacity of up to $75 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to expand substantially our business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

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

The Company's underwriting department consists of four underwriters who maintain the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes from 24 to 48 hours to underwrite a mortgage loan from the initial receipt of the application from the broker. Quality underwriting affects both our exposure to loss from fraud and our ability to sell the mortgages we originate quickly for favorable prices. For this reason, we are retaining our underwriting staff, even though we are not currently making full use of it. We believe we could process 2-3 times the number of loans we are currently doing with our current staff.

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

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines (presently mortgage loans larger than $359,650) are called Jumbo loans. Jumbo loans comprised approximately 36% and 48% of the wholesale mortgage loans we originated for the quarters ended October 31, 2005 and 2004, respectively.

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

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:

                                    TABLE 13
                        WHOLESALE MORTGAGE LOANS BY TYPE

Quarter Ending                                               10/31/05   07/31/05   04/30/05   1/31/05   10/31/04
--------------                                               --------   --------   --------   -------   --------

1 month adjustable-rate (various total terms)                   5.9%       4.1%       1.9%      1.7%       0.7%
6 month adjustable-rate (various total terms)                   0.4        2.3        2.6       3.9        4.72
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       16.4        4.0        7.9       7.6        8.9
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.8        1.0       16.9      16.5       12.5
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       24.2       33.5       21.6      19.4       25.4
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.4        1.2        0.0       0.7        0.9
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.0        0.0        0.0       0.0        0.0
10 year term fixed-rate                                         0.0        0.0        0.0       0.0        0.0
15 year term fixed-rate                                         4.9        3.2       13.9      13.3       10.2
20 year term fixed-rate                                         2.8        0.5        0.0       0.0        0.0
30 year term fixed-rate                                        21.4       28.4       19.9      24.6       23.1
Federal Housing Authority (various total terms and rates)       0.0        0.0        0.0       0.5        0.7
HELOC                                                          11.0       12.4        6.4       2.5        1.4
Equity Line                                                     5.9        7.0        8.9       8.3       11.5
Other                                                           5.9        2.4        0.0       1.0        0.0
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%

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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 14
                      WHOLESALE LOAN TO VALUE DISTRIBUTION

                  Quarter Ended         10/31/05     07/31/05    04/30/05    01/31/05     10/31/04
                  -------------         --------     --------    --------    --------     --------

                  50 or less               6.0%         8.9%        4.9%        8.1%         9.9%
                  50.01 - 60               4.9          4.9         5.7         6.2          9.9
                  60.01 - 70              19.1         20.2        20.2        28.5         21.1
                  70.01 - 80              65.7         63.4        65.0        55.3         58.2
                  80.01 - 85               1.8          2.0         2.1         0.4          0.3
                  85.01 - 90               1.8          0.0         1.4         0.4          0.3
                  90.01 - 95               0.0          0.6         0.7         0.4          0.0
                  95.01 or more            0.7          0.0         0.0         0.7          0.3
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:

                                    TABLE 15
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended         10/31/05     07/31/05    04/30/05    01/31/05     10/31/04
                  -------------         --------     --------    --------    --------     --------

                  800 +                    1.2%         1.7%        0.7%        2.0%         2.3%
                  775 - 799                4.5          7.1         7.9         7.1         10.8
                  750 - 774               12.8         11.8        10.5        14.0         16.2
                  725 - 749               15.0         17.9        19.7        16.6         18.1
                  700 - 724               15.9         15.8        15.8        17.7         17.4
                  675 - 699               15.0         20.5        16.9        22.4         15.7
                  650 - 674               15.0         11.4        10.7        13.0         12.9
                  625 - 649                9.7          8.7         7.3         4.9          5.4
                  600 - 624                6.9          3.6         4.5         1.0          0.7
                  575 - 599                1.8          0.0         2.4         0.2          0.2
                  550 - 574                0.8          0.2         0.6         0.2          0.0
                  Below 550                1.2          0.2         2.1         0.2          0.0
                  No score available       0.2          1.1         0.9         0.7          0.3
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE GEOGRAPHIC CONCENTRATION

The Company originates wholesale loans most heavily in California and Arizona. During the quarters ended October 31, 2005 and 2004, the Company's wholesale loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 16
                     WHOLESALE LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                  10/31/05     07/31/05    04/30/05     1/31/05     10/31/04
         -------------                  ----------------------------------------------------------

         California                       36.9%        44.7%       35.8%       45.0%        55.4%
         Arizona                          54.3%        43.1%       56.1%       51.1%        38.4%
         Nevada                            2.6%         5.3%        1.5%        1.0%         3.5%
         Florida                           2.4%         3.9%        2.8%        1.0%          .2%
         Others                            3.8%         3.0%        3.8%        1.9%         2.5%
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%

WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the quarters ended October 31, 2005 and 2004, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:

                                    TABLE 17
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE
                          (Quarters Ending October 31)

                  Quarter Ended         10/31/05     07/31/05    04/30/05     1/31/05     10/31/04
                  -------------         ----------------------------------------------------------

                  Single family           48.4%        46.4%       46.0%       49.4%        56.5%
                  Planned Unit Dev.       26.4         35.4        34.5        34.4         32.2
                  Condominium             19.3         10.3         6.9         8.4          7.5
                  2 - 4 family             5.5          7.9        12.6         7.8          3.8
                  Other                    0.4          0.0         0.0         0.0          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


The table below shows the trend of the wholesale division's first lien mortgage loan origination volume, as measured by principal balance:

                                    TABLE 18
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

              Quarter Ended             10/31/05     07/31/05    04/30/05     1/31/05     10/31/04
              -------------             ----------------------------------------------------------

               $100,000 or less           33.8%        37.3%       37.0%       36.6%        32.9%
               $100,001-200,000           29.7         26.9        30.8        29.5         26.1
               $200,001-300,000           16.3         15.3        12.4        10.1         14.6
               $300,001-400,000            9.6          8.1         6.2         9.3         12.0
               $400,001-500,000            3.7          3.9         4.5         4.7          5.4
               $500,001-600,000            3.3          2.3         2.6         3.2          3.1
               $600,001-700,000            1.2          2.1         3.6         2.2          3.3
               $700,001-800,000            0.4          1.1         0.4         1.5          0.9
               $800,001-900,000            0.6          1.7         0.6         0.2          0.0
               $900,001-1,000,000          0.8          0.7         1.1         1.5          1.2
               $1,000,001-1,500,000        0.4          0.3         0.6         0.0          0.5
               over $1,500,001             0.2          0.3         0.2         1.2          0.0
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien mortgage loan originations represented 83% and 92% of our wholesale loan originations, as measured by principal balance, for the quarters ended October 31, 2005 and 2004, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of October 31, 2005, we had relationships to sell to approximately 20 mortgage investors.

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

As of October 31, 2005, the Company had a maximum mortgage loan financing capacity of $75million through two master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

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

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the quarter ended October 31, 2005, the Company was required to repurchase three loans in the amount of $395,500. The comparable amount for the quarter ended October 31, 2004 is one loan in the amount of $263,646.

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

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse", for each quarter for the last nine fiscal quarters:

                                    TABLE 19
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Quarter Ended           Oct 05   Jul05   Apr 05   Jan 05   Oct 04   Jul 04  Apr 04    Jan04   Oct 03
         -------------           ------   -----   ------   ------   ------   ------  ------    -----   ------

         Average # of Days         19      19       16       15       15       15      13       14       14


The increase in our average number of days loans remain financed by our warehouse facilities is due to our increasing use of mini-bulk and bulk sales of mortgage loans, ie. loans we sell via this methodremain financed longer than loans we sell immediately upon funding to the borrower.


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

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the quarters ended October 31, 2005 and 2004, the average loan size originated by the retail division was approximately $424,000 and $335,000, respectively.

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

An additional factor contributing to the decrease was a reduction in the number of loan officers who were contracted with the Company during this period. This reduction was primarily the result of the intense competition in the mortgage industry to recruit experienced mortgage originators.

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 58% and 43% of the retail mortgage loans we originated for the quarters ended October 31, 2005 and 2004, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended October 31, 2005 and 2004:

                                    TABLE 20
                         RETAIL LOAN ORIGINATION BY TYPE

         Quarter Ended                  10/31/05     07/31/05    04/30/05     1/31/05     10/31/04
         -------------                  ----------------------------------------------------------

         Jumbo mortgages                  28.1%        58.0%       37.1%       50.8%        52.3%
         Conventional ARMs                24.3         12.6        43.1        34.0         34.1
         Conventional Fixed               11.9         22.7        11.9        10.0          9.1
         HELOC & Seconds                  35.7          6.7         7.9         5.2          4.5
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended October 31, 2005 and 2004, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 21
                       RETAIL LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                  10/31/05     07/31/05    04/30/05     1/31/05     10/31/04
         -------------                  ----------------------------------------------------------

         California                       69.0%        93.3%       95.5%       97.9%        98.5%
         Arizona                          29.6          5.0         0.5         1.6          0.8
         Others                            1.4          1.7         4.0         0.5          0.7
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL LOAN SIZES

During the quarters ended October 31, 2005 and 2004, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    TABLE 22
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

               Quarter Ended            10/31/05     07/31/05    04/30/05     1/31/05     10/31/04
               -------------            ----------------------------------------------------------

               $100,000 or less           22.8%         7.6%       21.7%       14.4%        15.9%
               $100,001-200,000           21.0         16.0        16.3        18.6         18.2
               $200,001-300,000           16.2         19.3        15.8         7.7          8.3
               $300,001-400,000           11.9         11.8        12.9        16.5         12.9
               $400,001-500,000            8.1         11.8        10.9        17.5         14.4
               $500,001-600,000            7.6          9.2         4.0         8.8         11.4
               $600,001-700,000            3.8         10.9         9.9         5.2          8.3
               $700,001-800,000            2.4          5.0         2.5         4.1          3.0
               $800,001-900,000            1.4          3.4         1.5         3.6          0.0
               $900,001-1,000,000          3.3          2.5         2.5         3.1          5.3
               $1,000,001-1,500,000        0.5          1.7         2.0         0.5          2.3
               over $1,500,001             1.0          0.8         0.0         0.0          0.0
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 84% and 92% of our total loan originations, as measured by principal balance, for the quarters ended October 31, 2005 and 2004, respectively.

ITEM 3.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, who also is Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also is the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, who also is the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.


PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 7, 2005 the registrant held its annual meeting of stockholders. At the meeting, all of the directors were reelected. The following table sets forth the votes in that election:


           Name                         For           Against     Abstain

           Joseph Kristul               5,238,190     156,736         0
           Maria Kristul                5,241,990     152,936         0
           Robert Forrester             5,246,890     148,036         0
           Alex Rotzang                 5,246,890     148,036         0
           Peter Gaskins                5,246,890     148,036         0
           Paul Garrigues               5,239,690     155,236         0


The stockholders ratified the appointment of Burr, Pilger & Mayer LLP. The vote was as follows:

           For                       Against            Abstain

           5,247,135                 41,716             106,075


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


                                        Transnational Financial Network, Inc.

Date: December 14, 2005                /s/ Joseph Kristul
      -----------------                ---------------------------------------
                                       Joseph Kristul, Chief Executive and
                                             Chief Financial Officer