Form 10QSB
period 2006-01-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2006-03-22
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended January 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

                         Commission file number: 1-14219

                      Transnational Financial Network, Inc
         ----------------------------------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                             ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity as of March 10, 2006. 6,791,360

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                January 31, 2006
                                    UNAUDITED





                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                           Page
Item 1.  Financial Statements
         Condensed Balance Sheets as of January 31, 2006
         (Unaudited) and April 30, 2005                                    F-2
         Condensed Statements of Operations for the nine months
         ended January 31, 2006 and 2005                                   F-3
         Condensed Statements of Cash Flow
         for the nine months ended January 31, 2006 and 2005               F-4
         Notes to the Condensed Financial Statements                F-5 - F-11

Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations               MD-1 - MD-18

Item 3.  Controls and Procedures                                           O-1

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K                                   O-1

Signatures                                                                 O-1

PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                    As of January 31, 2006 and April 30, 2005


                                                                       January 31, 2006          April 30, 2005
                                                                       ----------------          --------------
                                                                       (Unaudited)                (As Restated)

ASSETS

Cash and cash equivalents                                              $   2,898,369             $   3,058,140
Restricted cash                                                              125,000                 1,020,000
Restricted - Certificate of deposit                                          900,000                         -
Short-term mortgage related receivables, net of allowance
   for early loan payoff penalties of $6,617 and $18,313
   respectively                                                              588,969                   639,550
Mortgage loans held for sale                                               1,095,321                 1,721,450
                                                                                                             -
Goodwill                                                                   1,257,789                 1,257,789
Property and equipment, net of accumulated depreciation of
     $961,389 and $904,678, respectively                                     109,295                    94,999

Fair value of financial instruments                                           36,463                    14,905
Other assets                                                                 303,035                   313,234
                                                                         -----------               -----------
TOTAL ASSETS                                                           $   7,314,241             $   8,120,067
                                                                         ===========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued interest payable                                               $      47,955             $      62,184
Accounts payable and other liabilities                                       335,282                   682,411
Income taxes payable                                                             336                       336
Fair value of financial instruments                                           10,163                    56,136
Subordinated debt                                                          3,737,700                 3,737,700
                                                                         -----------               -----------
TOTAL LIABILITIES                                                          4,131,436                 4,538,767
                                                                         -----------------------------------------

STOCKHOLDERS' EQUITY


Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                     -                         -
Common stock, no par value: 20,000,000 shares
   authorized; 6,791,360 shares issued and outstanding
   at January 31, 2006 and April 30, 2005 respectively.                   13,559,038                13,559,038
Accumulated deficit                                                      (10,376,233)               (9,977,738)
                                                                         ------------               -----------
TOTAL STOCKHOLDERS' EQUITY                                                 3,182,805                 3,581,300
                                                                         -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   7,314,241             $   8,120,067
                                                                           =========                 =========



             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                For the Periods Ending January 31, 2006 and 2005

                                   (Unaudited)

                                                For the 3 Months Ended 1-31             For the 9 Months Ended 1-31
                                                ---------------------------             ---------------------------
                                                          As Restated                            As Restated
                                                 2006         2005    % Chg              2006         2005   % chg.
                                                 ----         ----    -----              ----         ----   ------
Revenue:
Net Gain on Sale of Loans                  $1,356,477   $1,073,635    26.3%        $4,642,097   $3,531,834    31.4%
Production Income                           1,152,488    1,067,179     8.0%         4,119,655    3,499,901    17.7%
Other Income                                    5,216       56,671   -90.8%           186,219       83,150   123.9%
                                                -----       ------                    -------       ------

Total Revenue                               2,514,181    2,197,485    14.4%         8,947,971    7,114,885    25.8%

Direct Expenses:                              802,939      660,366    21.6%         2,383,566    2,145,137    11.1%
Production Expenses                           285,663      148,298    92.6%           685,664      454,894    50.7%
Early Loan Payoff Penalties                      -          15,000       nm                         33,500       nm
Pair-Off Fees                                                1,500       nm                          4,500       nm
                                            ---------       -------                 ---------        ------

Total Direct Expenses                       1,088,602      825,164    31.9%         3,069,230    2,638,031    16.3%

Interest Income (Expenses):
Interest Income from loans in warehouse       301,356      227,535    32.4%         1,129,443      743,929    51.8%
Interest Expense on loans in warehouse       (324,367)    (169,318)   91.6%        (1,039,343)    (497,997)  108.7%
Warehouse transaction fees                    (22,606)     (30,675)   26.3%           (99,781)     (91,933)    8.5%
                                              --------     --------                   --------    ---------

Net warehouse interest income (expense)       (45,617)      27,542       nm            (9,681)     153,999       nm

Interest Expense - Subordinated Debt          (83,367)     (44,774)   86.2%          (257,529)    (128,582)  100.3%
                                             ---------     --------                 ----------   ----------
Net Interest Income (Expense)                (128,984)     (17,232)      nm          (267,210)      25,417       nm

Gross Profit on Mortgage Activities         1,296,595    1,355,089    -0.4%         5,611,531    4,502,271    29.2%

Indirect Expenses:
Salaries & Benefits                           962,026      948,513     1.4%         3,778,954    2,794,575    35.2%
General & Administrative                      686,646      520,481    31.9%         1,793,771    1,630,819     9.9%
Occupancy                                     174,332      174,759     0.0%           524,475      522,974     0.0%
Depreciation & Amortization                    20,595       17,052    20.8%            56,711       53,152     6.7%
                                              -------       ------                     ------      -------

Total Indirect Expenses                     1,843,599    1,660,805    11.0%         6,153,911    5,001,520    23.0%

Operating Loss                             $ (547,004)  $ (305,716)   78.9%        $ (542,380)  $ (499,249)    8.6%

Other Interest Income (Expense)                33,332        1,776       nm            76,354       10,324       nm
Chg in fair value of financial instrument      25,106      (34,475)      nm            67,531       24,134       nm
                                               ------      --------                    ------       ------
Total Other Income (Expense)                   58,438      (32,699)      nm           143,885       34,458       nm

Net Loss before Taxes                        (488,566)    (338,415)   50.0%          (398,495)    (464,791)  -14.3%
                                             =========    =========                  =========    =========

Basic net loss per share                      $(0.07)      $(0.05)      40%           $(0.06)      ($0.07)   -14.3%
Fully diluted loss per share                  $(0.07)      $(0.05)      40%           $(0.06)      ($0.07)   -14.3%

Weighted-average shares outstanding
Basic                                       6,791,360    6,791,360        -         6,791,360    6,795,040        -
Diluted                                     6,791,360    6,791,360        -         6,795,238    6,795,040        -








             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended January 31, 2006 and 2005
                                   (Unaudited)

                                                                         2006                      2005
                                                                  ------------------         -----------------

Cash flows from operating activities:                                                            (As Restated)

Net loss                                                          $         (398,495)        $        (464,791)
Adjustments to reconcile net loss to net cash
   Used in operating activities:
     Depreciation and amortization                                            56,711                    53,152
     Provision for early loan payoffs                                              -                    33,500
     Changes in Restricted Cash Requirement                                   (5,000)                  900,000
     Change in fair value of financial instruments                           (67,531)                  (24,134)
Net effect of changes in assets and liabilities:
     Other assets                                                             10,199                  (112,529)
     Accrued interest payable                                                (14,229)                    9,693
     Accounts payable and other liabilities                                 (347,129)                  (66,670)
                                                                                   -
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                   50,581                  (161,720)
     Mortgage loans originated for sale                                 (310,560,628)             (283,006,239)
     Proceeds from sales of mortgage loans                               311,186,757               281,880,413
                                                                     ---------------           ---------------

Net cash used by operating activities:                                       (88,764)                 (959,325)
                                                                     ----------------          ----------------


Cash flows from investing activities:

Purchases of property and equipment                                          (71,007)                  (19,705)
Proceeds from securities held to maturity                                          -                 1,015,234
                                                                     ---------------                 ---------


Net cash (used) provided by investing activities:                            (71,007)                  995,529
                                                                     ---------------           ---------------

Cash flows from financing activities:

Borrowing on Subordinated debt                                                     -                 2,875,700
Repayments on Subordinated debt                                                    -                  (400,000)
Payment on Settlement payable                                                      -                  (639,047)
Payment on Capital Leases obligations                                              -                   (18,269)
Repurchase Common Stock                                                            -                   (37,198)
                                                                     ---------------           ---------------

Net cash provided by financing activities:                                         -                 1,781,186
                                                                     ---------------           ---------------

Net (decrease) increase in unrestricted
     cash and cash equivalents                                              (159,771)                1,817,390

Unrestricted cash and cash equivalents, beginning of period                3,058,140                 1,585,034
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        2,898,369         $       3,402,424
                                                                     ===============           ===============

Interest paid                                                     $        1,248,916         $         716,261
Income taxes paid                                                 $               -0--       $          28,844



             See accompanying notes to these financial statements.

Note 1 - Description of Operations and Summary of Significant Accounting
Policies

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the nine-month periods ended January 31, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2005, in addition to our most recently filed Form 8K relating to non-reliance on previous financial statements as well as
Note 9 - Restatements. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the nine-months ended January 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

Stock-Based Compensation - The Company follows Accounting Points Bulletin (APB) 25 in accounting for its employee stock options. The disclosure provisions of Statement of Financial Accounting Standards SFAS 148 have been incorporated into these financial statements and accompanying footnotes.

The following table illustrates the effect on net loss that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

                      Transnational Financial Network, Inc.



                                   Three Months Ended              NineMonths Ended
                                   ------------------              ----------------
                                 January 31   January 31           Januay 31    January 31
                                   2006         2005                2006          2005
                                   ----         ----                ----          ----
                                             (as restated)                      (as restated)
Net loss:
As reported                       (488,566)     (338,415)         (398,495)      (464,791)

Deduct:  fair value amount                0      (31,736)                 0      (146,701)
                                          -     ---------                 -      ---------
Pro forma                         (488,566)     (370,151)         (398,495)      (611,492)

Basic (loss) per common share:
As reported                           (0.07)       (0.05)             (0.06)        (0.07)
Deduct:  fair value amount             0.00         0.00               0.00         (0.02)
                                       ----         ----               ----         ------
Pro forma                             (0.07)       (0.05)             (0.06)        (0.09)

Diluted (loss) per common share:
As reported                           (0.07        (0.05)             (0.06)        (0.07)
Deduct:  fair value amount             0.00        (0.00)              0.00         (0.02)
                                       ----        ------              ----        -------
Pro forma                             (0.07)       (0.05)             (0.06)        (0.09)


There were no options granted during the quarter ended January 31, 2006. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options were fully vested as of April 30, 2005

Reclassification - With the reexamination of the application of SFAS 133 and related pronouncements to our operations, we have made the following changes to the form of our presentation:

     - On the Balance Sheet, we show both the asset and liability amounts related to SFAS 133 calculations with respect to mortgage-related derivatives. In the past we netted these two figures against one another and showed only the net amount.

     - On the Income Statement, we have moved back to the presentation form we used prior to 4/30/05. I.e., we now report a separate category of Other Income (Expense) below the Operating Income line wherein we report both non-warehouse interest income and SFAS 133 - related income (expense).

Note 3 - Financing Facilities

As of January 31, 2006, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the nine-month period ended January 31, 2006 the Company was required to repurchase three loans in the total amount of $395,500. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. During the nine-month period ended January 2005 the Company was required to repurchase two loans in the amount of $895,546. Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The first master sale agreement provides a credit facility of $15 million as of January 31, 2006. Under this arrangement, an additional bulge capacity of $20 million is available if needed, bringing the total capacity under this arrangement to $35 million. The Company has not used this interim bulge capacity to date. Interest on the $15 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 7.25% at January 31, 2006. Interest on the remaining $20 million of the line is 0.05% higher than that charged on the $15 million portion. The rate paid by the Company on this line as of January 31, 2006 was 7.25%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheets. Additionally, the company arranged to have $900,000 of its restricted funds to be held in an interest-bearing twelve-month restricted certificate of deposit with the warehouse lender. The second master sale agreement provides a credit facility of $40 million as of January 31, 2005. Interest on the facility is at 1 month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of January 31, 2006 was between 6.45% and 7.07%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheets.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of January 31, 2006 the Company was not in compliance with its net income financial covenant but anticipates compliance prior to its fiscal year end, April 30, 2006.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of January 31, 2006, the Company had a total of $3,737,700 of subordinated debentures outstanding. In January 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 8.50% and is convertible into common shares at $1.00 per share. The remaining $1,050,000 of subordinated debt bears interest at 10%, and has maturities ranging from October 31, 2006 to October 1, 2007.

Subordinated debt interest expense of $83,367 and $44,774 was incurred in the three-month periods ended January 31, 2006 and 2005, respectively.

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

Information about stock options outstanding as of January 31, 2006 is summarized as follows:

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
                                   =========                                            =========


As of January 31, 2006, the Company had options outstanding under the programs described herein.

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As January 31, 2006, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which expire in June 2009.

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

Accordingly, the following table is a roll forward of the share reserve limit through January 31, 2006:

                                             Number of Options

                  Initially Reserved            750,000
                  January 1, 2001               171,172
                  January 1, 2002               205,503
                  January 1, 2003               270,407
                  January 1, 2004               272,640
                  January 1, 2005               271,654
                                              -----------
                  Reserve amount at
                  January 31, 2006            1,941,376

The table below summarizes aggregate activity for all options programs for the nine-month period ended January 31, 2006:

                                                                                  All Programs
                                                                     ---------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                                                         Stock                   Exercise
                                                                        Options                    Price
                                                                       -----------              ---------

Outstanding at April 30, 2005                                          1,193,546                   $2.30
Grants and Adjustments                                                         -                       -
Forfeitures                                                                    -                       -
                                                                       -----------                 -------
Outstanding at October 31, 2005                                        1,193,546                   $2.30
                                                                       =========                   =====


As of January 31, 2006, there were 45,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

Note 7 - Basic and Diluted Net Loss Per Share

Basic net loss per share is based on net loss divided by the weighted-average common shares outstanding. Diluted net loss is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities, which include stock options, warrants and contingently convertible subordinated debt. The computations of basic and diluted net loss per share are as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                         ------------------                  -----------------
                                                      January 31      January 31          January31       January 31
                                                          2006           2005                2006           2005
                                                          ----           ----                ----           ----
                                                                     (As restated)                      (As restated)
---------------------------------------------------------------------------------------------------------------------
Net loss                                               $(488,566)     $(338,415)         $(398,495)     $(464,791)
Weighted average of shares outstanding                 6,791,360      6,791,360          6,791,360      6,795,040
Basic net loss per share                               $  (0.07)      $  (0.05)          $  (0.06)      $  (0.07)
Effect of dilutive options                                     -              -                  -              -
Diluted weighted average of shares outstanding         6,791,360      6,791,360          6,791,360      6,795,040
Diluted net loss per share                             $  (0.07)      $  (0.05)          $  (0.06)      $  (0.07)


As of January 31, 2006 and 2005, potential dilutive securities of 4,166,772 and 4,230,866 respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of January 31, 2006 and April 30, 2005, including financial instruments whose contract amount represents credit risk only is as follows:

                                                                          January 31, 2006         April 30, 2005
                                                                          ----------------         --------------

Commitments to extend credit                                             $    19,449,001           $   21,772,820
Mandatory forward delivery commitments                                        10,502,550                2,741,500


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

Note 9 - Restatements

As disclosed in a Form 8-K filing dated February 23, 2006, pursuant to internal management review, our management, audit committee, and outside independent accountant, Burr, Pilger & Mayer, LLP have concluded that our accounting for the Fair value of derivative instruments pursuant to SAB 105, which we adopted at the end of fiscal year 2004, and SFAS 133 has been incorrect.

There were two errors detected. First, there was an error in the underlying worksheets calculating the change in value of our Locked Pipeline of mortgage loan commitments to borrowers. This error resulted in a reversal of the sign of the change in value the Locked Pipeline. Second, we did not properly account for the derivative value of the Best Efforts loan locks we secure with secondary market investors upon making loan commitments to borrowers.

We report the "Fair value of derivative financial instruments" as an asset or liability on our balance sheet. The change in this amount from period to period is included in our statement of operations.

These matters affect our Annual Report on Form 10-KSB for the years ended April 30, 2004 and 2005 and our Quarterly Reports on Form 10-QSB for the quarters ended July 31, October 31, 2004 and 2005 and our Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005.

Pending completion of this current filing of our Form 10-QSB for the period ended January 31, 2006, we will file the following amended filings:

     o Form 10-KSB for the year ended April 30, 2005 with amended financial reports for the fiscal year ended April 30, 2004.

     o Form 10-QSB for the quarters ended October 31, 2005 and July 31, 2005 with amended financial reports for the comparable prior year period.

Within the current filing, we are restating the balance sheet at January 31, 2005 and the results of operations for the quarter and nine months ended January 31, 2005 and the balance sheet for April 30, 2005. The effects of these restatements is immaterial to Revenues, Assets, Liabilities and Equity. Because of the volatility of our Net Income, the restatements are material on percentage basis to Net Income.

The table below presents the changes to the Statement of Operations for the third quarter and nine months for the period ended January 31, 2005 and the changes to the balance sheet for the period ending April 30, 2005 and January 2005.

                                     Third Quarter ended January 31, 2005         Nine Months ended January 31, 2005
                                     ------------------------------------         ----------------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Changes in fair value
 of financial instruments          $ (11,700)        $ (34,475)    194.6%       $(136,600)        $  24,134       nm
Net Loss                           $(315,640)        $(338,415)      7.2%       $(625,525)        $(464,791)   -25.7%
Earnings per Share                 $  (0.05)         $  (0.05)       0.0%       $  (0.09)         $  (0.07)    -22.2%


Balance Sheet Items at:
April 30, 2005               As Reported          Restated        % Chg
----------------------------------------          --------        -----
Fair value
of financial instruments-
Asset                                  -        $   14,905
Liability                     $   47,496        $   56,136
                              ----------            ------
Net                           $   47,496        $   41,231       -13.2%
Accumulated Deficit           $9,984,003        $9,977,738          nm


Balance Sheet Items at
January 31, 2005             As Reported          Restated    %Chg
----------------             -----------          --------
Fair value
of financial instruments-
Asset                         $   38,400        $   38,474
Liability                              -        $   10,162
                              ----------        ----------
Net                           $   38,400        $   28,312      26.3%
Accumulated Deficit           $6,710,833        $6,720,921        nm

                                      MD-18
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

QUARTER AND NINE MONTHS ENDED JANUARY 31, 2006 COMPARED TO QUARTER AND NINE MONTHS ENDED JANUARY 31, 2005

For the recently ended quarter, year-over-year revenues increased 17%, gross profits did not change and the net loss increased from $326,000 to $489,000. For the nine months, revenues increased 26%, gross profits increased 30% and the net loss decreased 31% from $465,000 to $405,000.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ millions)

Quarter Ended            1-31-06   10-31-05    7-31-05  4-30-05  1-31-05 10-31-04   7-31-04      4-30-04    1-31-04
-------------            -------     ------     ------   ---------------   ------   -------       ------     ------

Wholesale                  $ 81       $100      $130      $ 84       $ 91       $ 94      $ 98      $128      $103
Retail                       47         69        79        71         72         64        83       144        88
                           ----       ----      ----      ----       ----       ----      ----      ----      ----
Total                      $128       $169      $209      $155       $163       $158      $181      $272      $191
                           ====       ====      ====      ====       ====       ====      ====      ====      ====


REVENUE ANALYSIS

In the third quarter, our overall Revenues increased 17%, in contrast to the 21% decline in our overall mortgage orginations. The reasons for this disparity are:

     1. The most significant factor was an increase in our Gain on Sale from 119 basis points in the quarter a year ago to 166 basis points in the recently ended quarter. This 39% increase more than offset the 10% year over year decline in wholesale orginiations.

     2. Secondarily, Production Income increased 8%, reflecting an increase in the proportion of loans (such as HELOCs, for example) that have higher processing fees as a percentage of the loan amount associated with them than do conventional mortgages.

     3. Our retail mortgage originations declined 35% in the quarter just ended. The reason for this greater decline than our wholesale originations rests with the geographic concentration of our retail business in the Greater San Francisco area, a region that is vulnerable for reasons discussed in the immediately following paragraphs.

We believe two factors are at work here that can be putting pressure on the mortgage markets in which we participate.

First, housing sales typically contract for a period of time in markets that experience declining home prices. To the extent that this occurs, it then also negatively affects mortgage loan volumes for home purchases (as opposed to refinancings).

Second, higher interest rates make mortgages less affordable, and reduce the ability of home owners to use mortgages to pull equity out of their homes for other uses.

In the first nine months of our current fiscal year, Revenues increased by 26%, on a virtually flat dollar value of total mortgage originations. Here are the major reasons why:

     1. Our Gain on Sale of Loans increased 32% in the first nine months of the year. As explained in our last report, this was the result of a loan mix shift toward higher margin types of loans.

     2. The geographic mix of our loans is broadening from our traditional markets of California and Arizona, with lower average loan sizes as we expand in these markets. For example, the percentage of our wholesale mortgages (see Table 16) funded in the recently ended quarter which were funded outside of California and Arizona was 15.7%, a sharp increase from the 3.9% we experienced in the like quarter a year ago. This contributed to Production Income for the first nine months increasing 18% year-over-year.

As we noted in our last several reports, about half way through our last fiscal year, we set up a wholesale origination operation (Alt Funding) that operates in parallel to our existing one. The purpose is to focus on a different market segment than the Alt-A borrowers of our traditional focus. This market is for borrowers with lower credit scores, but higher than what one normally sees in sub-prime mortgage lending. We consider them to be Alt-A-Minus borrowers. We initially set this operation up on a pilot basis in our Arizona office, and are rolling it out to our other markets.

The growth in our Alt Funding business has two effects on the types of loans we originate. First, since they are smaller, on average, than our traditional business, our average loan size is declining, although intermittently so. This is shown in the MD&A Appendix in Table 11. Second, the average credit scores of our loans are going down in parallel.

Specifically, the percentage of our loans (by principal loan balance) where the borrower's FICO score is 650 or above has declined from 92.8% to 73.8% over the last year. The most significant increase occurred among borrowers with FICO scores in the 600 to 649 range, rising from 5.9% to 17.2% in the same period of time.

This is shown below in Table 2, a condensation of Table 15 in the MD&A Appendix.

                                     TABLE 2
                                    CONDENSED
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          1/31/06     10/31/05    07/31/05    04/30/05      1/31/05
                  -------------          -------     --------    --------    --------      -------

                  Above 700               45.5%        49.4%       54.3%       54.6%        57.4%
                  650-699                 31.3         30.0        31.9        27.6         35.4
                  600-649                 17.2         16.6        12.3        11.8          5.9
                  550-599                  4.8          2.6        .2           3.0          0.4
                  Below 550                0.6          1.2        .2           2.1          0.2
                  Not available            0.6          0.2         1.1         0.9          0.7
                                           ---          ---        ----         ----        ----
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


In addition the Loan-to-Value (LTV) ratio of our loans has declined materially over the last year. For example, the percentage (by dollar value) of our loans with less than 70% LTVs decreased from 42.8% in the quarter a year ago to 26.8% in the recently ended quarter. Part of this is due to the growth of our Alt-Funding business. However, it also is consistent with overall increased debt leverage of our society, and may be another indicator of why overall mortgage volumes are under pressure industry-wide.

Notwithstanding the increase in the quarter just ended, the large year-over-year improvements in our Gain on Sale of Loans margin are beginning to diminish, and year-over-year comparisons may be more problematic in the future. Specifically, it is unlikely we will exceed the 142 basis point gain on sale we experienced in the fourth quarter of a year ago by anything like the year-over-year improvement we experienced in the recently ended quarter.

                                     TABLE 3
                          WHOLESALE GAIN ON SALE MARGIN
                                 (Basis Points)

Quarter Ended          1-31-06   10-31-05   7-31-05    4-30-05   1-31-05   10-31-04    7-31-04   4-30-04    1-31-04
-------------          -------   --------   -------    -------   -------   --------    -------   -------    -------

Gain on Sale              166       136        151       142        119       145        113       106        140


As we have observed in the past the magnitude and time of our receipt of Forward Commitment Payout Fees can have a material impact on our reported Gain on Sale margin. While this was not material in the recently ended quarter, it will likely be, although intermittently so, in the future.

                                     TABLE 4
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                    ($ 000's)

Quarter Ended          1-31-06   10-31-05   7-31-05    4-30-05   1-31-05   10-31-04    7-31-04   4-30-04    1-31-04
-------------          -------   --------   -------    -------   -------   --------    -------   -------    -------

Fees Received           $ 125       $87      $ 125      $ 98       $105     $ 271        $ 0      $ 51      $ 335

GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended were effectively the same as what we generated in the comparable quarter a year ago, a substantial difference from the 17% increase in total revenues. The following factors held our gross profit growth back in the quarter:

     1. Our Direct Expenses increased 32% while revenues increased only 17%. The environment we spoke of in our last quarterly report worsened materially in the recently ended quarter. I.e, we experienced an increasingly competitive environment for individuals who can originate and process mortgage loans, which forced us to raise our compensation levels to recruit and retain people.

     2. Our Net Interest Income/(Expense) showed a materially negative comparison in the quarter just ended for two reasons. First, Subordinated Interest expense increased by about $39,000, reflecting the offering that was completed in January of a year ago. This negative comparison (Subordinated Interest expense) will not continue in the immediate quarter ahead because the level of subordinated debt will remain the same on a year over year basis. Second, Net Warehouse Interest Income changed from a positive $29,318 to a negative of $12,286, a negative swing of $42,000 , reflecting rising financing costs and lower origination volumes in the quarter just ended.


                                     TABLE 5
                           GROSS PROFIT MARGIN TRENDS

Quarter Ended            1-31-06   10-31-05   7-31-05    4-30-05    1-31-05  10-31-04     7-31-04   4-30-04     1-31-04
-------------            -------   --------   -------    -------    -------  --------     -------   -------     -------

Gross Profit Margin        53.4%     59.7%      62.1%     56.5%      61.8%     66.9%      61.5%     50.2%      59.8%

INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses increased 11% on a year-over-year basis during the recently ended quarter. We have been suggesting since the Fall of last year that we believed we had reached a bottom in how low we could take our Indirect Expenses. As the table below clearly shows, this has been the case.

Since Indirect Expenses are relatively fixed over short-to-intermediate periods of time, by definition, pressures on our ability to originate mortgage loans will also result in pressure on our operating profitability.

The major driver of our increasing Indirect Expenses in the last year has been the Salaries and Benefits paid to non-production personnel. These have increased for two reasons:

First, we have been expanding our operations in Arizona throughout this period of time and we opened an office in Overland Park, Kansas at the beginning of the recently ended quarter. This requires us to pay for support staff and guaranteed salary draws for production personnel in advance of seeing mortgage loan production and funding. These expenses are paid well in advance of loan production volume ramping up, thus putting pressure on our operating profitability.

Second, we are starting to experience inflationary pressures on compensation generally.

                                     TABLE 6
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Quarter Ended            1-31-06   10-31-05    7-31-05   4-30-05   1-31-05   10-31-04    7-31-04    4-30-04    1-31-04
-------------            -------   --------    -------   -------   -------   --------    -------    -------    -------

Total Indirect Exp.     $1,844     $1,976      $1,898     $1,823    $1,661     $1,637    $1,702     $1,771     $1,699
    Percent of Rev.      73.3%      65.4%       54.5%      67.1%     75.6%      66.9%     68.3%      50.5%      57.5%

Selected Components:
    Salaries and Ben.   $  962     $1,262      $1,119     $1,086    $  949     $  895    $  950     $1,012     $1,024
    Percent of Rev.      38.3%      41.8%       32.1%      40.0%     43.2%      36.6%     38.1%      28.8%      34.7%

    Gen. and Admin.     $  687     $  521      $  586     $  515    $  520     $  550    $  559     $  559     $  480
    Percent of Rev.      27.3%      17.8%       16.8%      18.9%     23.7%      22.5%     22.5%      15.9%      16.3%


LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash position plus liquid investments as of January 31, 2006, decreased by $705,708 from what it was at the end of our last fiscal quarter, October 31, 2005. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. For example, in renegotiating some of the conditions of our various warehouse borrowing facilities during the last quarter, we lowered our restricted cash position from $1,025,000 to $125,000. The company agreed to invest the negotiated $900,000 into an interest-bearing twelve month restricted certificate of deposit with the warehouse lender.

Hence, the total of unrestricted and restricted cash plus short-term (cash-like) investments is what we measure in evaluating our overall liquidity.

The principal changes to our aggregate cash and investments positions during the year are shown in Table 7, "Simplified Sources/(Uses) of Cash," below. The statement of cash flows is included with the other financial statements in Item 1 of this filing. The sum of the cash flow from operations in Table 7 for the first three quarters of the current fiscal year is $895,000 lower than that shown in the the statement of cash flows because Table 7 includes changes in all forms of cash and short-term investments, including Restricted Cash, while the FASB-compliant table only addresses unrestricted forms of cash and excludes cash that has been placed in short-term investments. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.

                                     TABLE 7
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                               Change from Prior Period End
                                                                 Quarter           Quarter           Quarter          Quarter
Sources (Uses)                                                   1-31-06          10-31-05           7-31-05          4-30-05
-----------------------------------------------------------------------------------------------------------------------------
                                                                               as restated       as restated      as restated

Operating Cash Flows
Income Statement Related Cash Flows
Net Income (Loss)                                            $ (488,566)      $ (152,312)        $ 242,383      $(3,256,815)
Add back non-cash charges/(income)
Depreciation & Amortization                                      20,595           17,960            18,156           21,054
Accrued liability write-down                                          0          (61,333)
Impairment of goodwill                                                0                0                 0        2,714,516
Fair value of financial derivatives changes                     (25,106)           4,753           (47,178)          69,540
Stock option expense                                                  0                0                 0          136,762
Deferred income taxes                                                 0                0                 0          291,365
Provision for early payoff penalties,
   net of payments                                                    0                0            15,000           14,000
                                                                                                                          -
Actual early payoff penalties paid                              (13,790)         (20,475)           (1,850)          (5,333)
                                                                --------         --------           -------           ------
Operational Cash Flows from the Income Statement             $ (506,867)      $ (211,405)        $ 226,511      $   (14,911)

Balance Sheet Related Cash Flows
Mortgages held for sale                                      $ (198,574)      $  574,032         $ 257,288      $  (229,706)
Short-term mortgage receivables                                 286,709         (133,495)          (88,135)         (71,292)
Other Assets                                                     13,349           16,108           (19,258)          26,479
Accounts payable and other accrued liabilities                 (278,424)         (30,548)            8,945          121,958
                                                               ---------         --------            -----          -------
Operational Cash Flow from the Balance Sheet                 $ (176,940)      $  426,097         $ 158,840      $  (152,561)

Total Cash Flow Generated/(Used) in Operations               $ (683,807)      $  214,692         $ 385,351      $  (167,472)

Financing Activity Cash Flows
Issuance of subordinated debt                                $        0       $        0         $       0      $         0
Repayments of subordinated debt                                       0                0                 0         (250,000)
Stock purchases                                                       0                0                 0                0
Settlement paid                                                       0                0                 0                0
Capital lease obligations change                                      0                0                 0           (3,252)
                                                                      -                -                 -           ------

Total Cash Flow from Financings Activities                   $        0       $        0         $       0      $  (253,252)

Investing Activity Cash Flows
Purchase of property and equipment                           $  (21,901)      $  (30,950)        $ (18,156)     $    (3,560)

Total Cash Flow from Investing Activities                    $  (21,901)      $  (30,950)        $ (18,156)     $    (3,560)

Net Change to Aggregate Cash                                 $ (705,708)      $  183,742         $ 367,195      $  (424,284)


In summary form, this table says the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter:

     1. The Company lost about $489,000 in cash flow from income statement-related operations during the recently ended quarter. This reflects our low level of mortgage originations in the period.

     2. The Company decreased Short-Term Mortgage-Related Receivables by about $287,000. This largely reflects the large drop in mortgage origination volume in the quarter.

     3. The Company increased its Mortgages Held for Sale by about $199,000 in the recently ended quarter. This asset tends to fluctuate from quarter to quarter due to where the Company is at any particular point in time with respect to its accumulation of mortgages for bulk sale.

     4. The Company spent about $22,000 on purchases of property and equipment during the quarter just ended.

     5. The paying down of Accounts Payable and other Accrued Liabilities in the quarter resulted in the use of about $278,000 of cash in the quarter just ended. This principally reflects the low level of business the company generated during the past quarter, thus creating a corresponding low level of payables and accruals.

SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of January 31, 2006, the Company had a total of two financing facilities for a maximum financing capacity of up to $75 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities currently require compensating cash balances of $125,000 and a restricted certificate of deposit of $900,000.

More detailed data on these facilities is presented in Note Number 3 to the Financial Statements presented in Item 1.

Our overall funding strategy is to use committed facilities, summarized as of January 31, 2006:

                                     TABLE 8
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit    January 31, 2006     Maturity
----------------           -------------    --------------  ------------    ----------------     --------

Master sales agreement         $35,000,000   $ 4,330,800     $ 100,000          7.25%(1)         Annual or 30 days notice
Master sales agreement          40,000,000     6,798,250        25,000          6.45 - 7.07%(2)  Annual or 30 days notice
                                ----------   -----------      --------
Totals                         $75,000,000   $11,129,050     $ 125,000
                               ===========   ===========      ========



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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                    TABLE 10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                            January 31,              April 30,
                                               2006                   2005
                                            -----------------------------------

Commitments to extend credit                $ 19,449,001          $  21,772,820
Mandatory forward delivery commitments        10,502,550              2,741,500

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

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. At January 31, 2006 the Company maintained wholesale offices in San Francisco and Costa Mesa, California, Scottsdale, Arizona and Overland Park, Kansas. The Company operates in one business segment - mortgage banking.

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

Furthermore, the Company's mortgage origination capability is also affected by the direction of housing prices in the markets it serves. To the extent local housing prices peak and begin declining, mortgage originations normally fall off, at least for a period of time before the market adjusts to the new levels.

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

Nonetheless, the Company's origination volume trends have been and will continue to be heavily influenced by both the level and trend of interest rates, as well as housing prices if they decline.

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                    TABLE 11
                        DIVISIONAL LOAN PRODUCTION VOLUME
                                    ($ 000s)

Quarter Ending                       1/31/06          10/31/05          07/31/05          4/30/05           1/31/05
--------------                       -------          --------          --------          -------           -------

Wholesale Division
         Volume                     $ 80,624          $100,467          $129,989         $ 84,427          $ 90,571
         Percent of Volume                63%               59%               62%              54%               56%
         Number of Loans                 357               532               619              379               407
         Average Loan Size          $    226          $    189          $    210         $    223          $    223

Retail Division
         Volume                     $ 47,391          $ 68,617          $ 79,092         $ 71,100          $ 72,261
         Percent of Volume                37%               41%               38%              46%               44%
         Number of Loans                 123               205               223              203               201
         Average Loan Size          $    385          $    335          $    355         $    350          $    360

Total Loan Production
         Volume                     $128,015          $169,084          $209,081         $155,527          $162,832
         Number of Loans                 480               737               842              582               608
         Average Loan Size          $    267          $    229          $    248         $    267          $    268


THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa, California, Scottsdale, Arizona, and Overland Park, Kansas.

During the quarter ended January 31, 2006, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 12
                               PULL THROUGH RATES

         Quarter Ended            Jan06   Oct05   Jul 05   Apr 05   Jan 05   Oct 04  Jul 04   Apr 04   Jan 04
         -------------            -----   -----   ------   ------   -------  ------  ------   ------   ------

         Rate                      73%    75.0%   75.0%   74.2%       76.8%    64.7%  66.2%    71.0%     74.5%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of January 31, 2006, we had two financing facilities in place for a total borrowing capacity of up to $75 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to expand substantially our business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

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

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines presently mortgage loans larger than $417,000) are called Jumbo loans. Jumbo loans comprised approximately 41% and 48% of the wholesale mortgage loans we originated for the quarters ended January 31, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:

                                    TABLE 13
                        WHOLESALE MORTGAGE LOANS BY TYPE

Quarter Ending                                                1/31/06  10/31/05   7/31/05   4/30/05      1/31/05
--------------                                                -------   -------------------- ------      -------

1 month adjustable-rate (various total terms)                   9.6%       5.9%       4.1%      1.9%       1.7%
6 month adjustable-rate (various total terms)                   0.6        0.4        2.3       2.6        3.9
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       16.9       16.4        4.0       7.9        7.6
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.3        0.8        1.0      16.9       16.5
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       23.0       24.2       33.5      21.6       19.4
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        2.5        0.4        1.2       0.0        0.7
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.6        0.0        0.0       0.0        0.0
10 year term fixed-rate                                         0.0        0.0        0.0       0.0        0.0
15 year term fixed-rate                                         7.3        4.9        3.2      13.9       13.3
20 year term fixed-rate                                         2.5        2.8        0.5       0.0        0.0
30 year term fixed-rate                                        19.1       21.4       28.4      19.9       24.6
Federal Housing Authority (various total terms and rates)       0.0        0.0        0.0       0.0        0.5
HELOC                                                          11.2       11.0       12.4       6.4        2.5
Equity Line                                                     5.6        5.9        7.0       8.9        8.3
Other                                                           0.8        5.9        2.4       0.0        1.0
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%

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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 14
                      WHOLESALE LOAN TO VALUE DISTRIBUTION

                  Quarter Ended          1/31/06     10/31/05    07/31/05    04/30/05      1/31/05
                  -------------          -------      -------    --------    --------      -------

                  50 or less               4.3%         6.0%        8.9%        4.9%         8.1%
                  50.01 - 60               4.8          4.9         4.9         5.7          6.2
                  60.01 - 70              17.1         19.1        20.2        20.2         28.5
                  70.01 - 80              70.3         65.7        63.4        65.0         55.3
                  80.01 - 85               1.0          1.8         2.0         2.1          0.4
                  85.01 - 90               1.0          1.8         0.0         1.4          0.4
                  90.01 - 95               0.5          0.0         0.6         0.7          0.4
                  95.01 or more            1.0          0.7         0.0         0.0          0.7
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:


                                    TABLE 15
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          1/31/06     10/31/05    07/31/05    04/30/05      1/31/05
                  -------------          -------      -------    --------    --------      -------

                  800 +                    0.6%         1.2%        1.7%        0.7%         2.0%
                  775 - 799                5.3          4.5         7.1         7.9          7.1
                  750 - 774                8.4         12.8        11.8        10.5         14.0
                  725 - 749               12.4         15.0        17.9        19.7         16.6
                  700 - 724               18.8         15.9        15.8        15.8         17.7
                  675 - 699               18.4         15.0        20.5        16.9         22.4
                  650 - 674               12.9         15.0        11.4        10.7         13.0
                  625 - 649               12.1          9.7         8.7         7.3          4.9
                  600 - 624                5.1          6.9         3.6         4.5          1.0
                  575 - 599                3.1          1.8         0.0         2.4          0.2
                  550 - 574                1.7          0.8         0.2         0.6          0.2
                  Below 550                0.6          1.2         0.2         2.1          0.2
                  No score available       0.6          0.2         1.1         0.9          0.7
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE GEOGRAPHIC CONCENTRATION

The Company originates wholesale loans most heavily in California and Arizona. During the quarters ended January 31, 2006 and 2005, the Company's wholesale loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 16
                     WHOLESALE LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                   1/31/06     10/31/05    07/31/05     4/30/05      1/31/05
         -------------                   ---------------------------------------------------------

         California                       44.1%        36.9%       44.7%       35.8%        45.0%
         Arizona                          40.2%        54.3%       43.1%       56.1%        51.1%
         Nevada                            2.0%         2.6%        5.3%        1.5%         1.0%
         Florida                           4.5%         2.4%        3.9%        2.8%         1.0%
         Washington                        4.2%         0.0%        0.0%        0.0%         0.0%
         Others                            5.0%         3.8%        3.0%        3.8%         1.9%
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the quarters ended January 31, 2006 and 2005, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:



                                    TABLE 17
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE
                          (Quarters Ending January 31)

                  Quarter Ended          1/31/06     10/31/05    07/31/05     4/30/05      1/31/05
                  -------------          ---------------------------------------------------------

                  Single family           57.0%        48.4%       46.4%       46.0%        49.4%
                  Planned Unit Dev.       22.5         26.4        35.4        34.5         34.4
                  Condominium             12.9         19.3        10.3         6.9          8.4
                  2 - 4 family             7.6          5.5         7.9        12.6          7.8
                  Other                    0.0          0.4         0.0         0.0          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


The table below shows the trend of the wholesale division's first lien mortgage loan origination volume, as measured by principal balance:

                                    TABLE 18
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

              Quarter Ended              1/31/06     10/31/05    07/31/05     4/30/05      1/31/05
              -------------              ---------------------------------------------------------

               $100,000 or less           34.8%        33.8%       37.3%       37.0%        36.6%
               $100,001-200,000           24.4         29.7        26.9        30.8         29.5
               $200,001-300,000           17.1         16.3        15.3        12.4         10.1
               $300,001-400,000            9.0          9.6         8.1         6.2          9.3
               $400,001-500,000            6.2          3.7         3.9         4.5          4.7
               $500,001-600,000            2.6          3.3         2.3         2.6          3.2
               $600,001-700,000            2.2          1.2         2.1         3.6          2.2
               $700,001-800,000            0.6          0.4         1.1         0.4          1.5
               $800,001-900,000            0.6          0.6         1.7         0.6          0.2
               $900,001-1,000,000          1.1          0.8         0.7         1.1          1.5
               $1,000,001-1,500,000        1.1          0.4         0.3         0.6          0.0
               over $1,500,001             0.3          0.2         0.3         0.2          1.2
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien mortgage loan originations represented 86% and 91% of our wholesale loan originations, as measured by principal balance, for the quarters ended January 31, 2006 and 2005, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of January 31, 2006, we had relationships to sell to approximately 20 mortgage investors.

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

As of January 31, 2006, the Company had a maximum mortgage loan financing capacity of $75million through two master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

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

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the quarters ended January 31, 2006 and 2005, the Company had no loans subject to any repurchase agreements. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse", for each quarter for the last nine fiscal quarters:

                                    TABLE 19
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Quarter Ended           Jan 06  Oct 05   Jul 05   Apr 05   Jan 05   Oct 04  Jul 04   Apr 04   Jan 04
         -------------           ------  ------   ------   ------   ------   ------  ------   ------   ------

         Average # of Days         20      19       19       16       15       15      15       13       14


The increase in our average number of days loans remain financed by our warehouse facilities is due to our increasing use of mini-bulk and bulk sales of mortgage loans, ie. loans we sell via this method remain financed longer than loans we sell immediately upon funding to the borrower.

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of January 31, 2006 contracted with 20 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 24% and 18% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the quarters ended January 31, 2006 and 2005.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the quarters ended January 31, 2006 and 2005, the average loan size originated by the retail division was approximately $385,000 and $360,000, respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 41% and 51% of the retail mortgage loans we originated for the quarters ended January 31, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended January 31, 2006 and 2005:


                                    TABLE 20
                         RETAIL LOAN ORIGINATION BY TYPE

         Quarter Ended                   1/31/06     10/31/05    07/31/05     4/30/05      1/31/05
         -------------                   ---------------------------------------------------------

         Jumbo mortgages                  40.6%        28.1%       58.0%       37.1%        50.8%
         Conventional ARMs                18.7         24.3        12.6        43.1         34.0
         Conventional Fixed                9.8         11.9        22.7        11.9         10.0
         HELOC & Seconds                  30.9         35.7         6.7         7.9          5.2
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended January 31, 2006 and 2005, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 21
                       RETAIL LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                   1/31/06     10/31/05    07/31/05     4/30/05      1/31/05
         -------------                   ---------------------------------------------------------

         California                       78.9%        69.0%       93.3%       95.5%        97.9%
         Arizona                          15.4         29.6         5.0         0.5          1.6
         New Mexico                        3.3          0.0         0.0         0.0          0.0
         Others                            2.4          1.4         1.7         4.0          0.5
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL LOAN SIZES

During the quarters ended January 31, 2006 and 2005, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    TABLE 22
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

               Quarter Ended             1/31/06     10/31/05    07/31/05     4/30/05      1/31/05
               -------------             ---------------------------------------------------------

               $100,000 or less           19.5%        22.8%        7.6%       21.7%        14.4%
               $100,001-200,000           15.5         21.0        16.0        16.3         18.6
               $200,001-300,000           12.2         16.2        19.3        15.8          7.7
               $300,001-400,000           13.8         11.9        11.8        12.9         16.5
               $400,001-500,000           14.6          8.1        11.8        10.9         17.5
               $500,001-600,000            8.9          7.6         9.2         4.0          8.8
               $600,001-700,000            5.7          3.8        10.9         9.9          5.2
               $700,001-800,000            3.3          2.4         5.0         2.5          4.1
               $800,001-900,000            0.0          1.4         3.4         1.5          3.6
               $900,001-1,000,000          1.6          3.3         2.5         2.5          3.1
               $1,000,001-1,500,000        3.3          0.5         1.7         2.0          0.5
               over $1,500,001             1.6          1.0         0.8         0.0          0.0
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 91% and 91% of our total loan originations, as measured by principal balance, for the quarters ended January 31, 2006 and 2005, respectively.

ITEM 3.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, who also is Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also is the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

The conditions leading to the restatements referred to in this filing were discovered by management and the Audit Committee as part of their normal review processes. Management and the Audit Committee believe the errors that lead to the aforementioned restatements were neither significant nor material because the figures were immaterial by any reasonable standard, did not affect cash flows and did not affect the company's ability to conduct its business. Furthermore, the issues discovered revolved around relatively arcane accounting issues where there tends not be general agreement in its application.


PART II. OTHER INFORMATION

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K
        (a)  EXHIBITS

                31.1 Certification of the Chief Executive Officer pursuant to
                     18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of the Chief Executive Officer pursuant to
                     18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        Transnational Financial Network, Inc.

Date: March 21, 2006                    /s/ Joseph Kristul
      --------------                    --------------------------------------
                                        Joseph Kristul, Chief Executive




                                        /s/ Thomas Schott
                                        -----------------------------------
                                        Thomas Schott, Chief Financial Officer