Form 10-Q/A
period 2005-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2006-04-03
CIK 1059579

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

                         Commission file number: 1-14219

                      Transnational Financial Network, Inc
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



California                                                          94-2964195
------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation ororganization)                              Identification No.)

401 Taraval Street, San Francisco, CA                                     94116
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (415) 242-7800
-------------------------------------------------------------------------------
                         (Registrant's telephone number)



   Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes X No ________


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer    Accelerated filer         Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _X  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity as of August 27, 2005. 6,828,160

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  July 31, 2005
                                    UNAUDITED


                              Explanatory Paragraph

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended July 31, 2005 initially filed with the Securities and Exchange Commission on September 14, 2005 is being filed to reflect restatements of Transnational Financial Network's (TFN) Condensed Balance Sheets as of July 31, 2005 and April 30, 2005, the related Condensed Statements of Operations for the quarters ended July 31, 2005 and 2004, and the related Condensed Statements of Cash Flows for the quarters ended July 31, 2005 and 2004. These restatements reflect the effects of adjustments for the accounting related to various matters detailed in
Note 9 to the Condensed Financial Statements. These restatements reflect adjustments for transactions related to the proper accounting for mortgage-related financial instruments under FAS 133. Except with respect to these matters, the Financial Statements in this Form 10-QSB/A do not reflect any events that have occurred after the Form 10-QSB for the quarter ended July 31, 2005 was filed.


                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                                                              Page
Item 1.  Financial Statements
         Condensed Balance Sheets as of July 31, 2005 (Unaudited) and April 30, 2005                           F-2
         Condensed Statements of Operations for the three months ended July 31, 2005 and 2004                  F-3
         Condensed Statements of Cash Flow for the three months ended July 31, 2005 and 2004                   F-4
         Notes to the Condensed Financial Statements                                                        F-5 - F-11

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations           MD - 1 - MD - 16

Item 3.  Controls and Procedures                                                                               O-1

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K                                                                       O-1



PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                     As of July 31, 2005 and April 30, 2005

                                                                         July 31,                   April 30
                                                                           2005                       2005
                                                                       -------------             -------------
                                                                       (As Restated)(As Restated)

ASSETS                                                                  (unaudited)

Cash and cash equivalents                                              $   3,420,335             $   3,058,140
Restricted cash                                                            1,025,000                 1,020,000
Short-term mortgage related receivables, net of allowance
   for early loan payoff penalties of $35,881 and $18,313,
   respectively                                                              714,535                   639,550
Mortgage loans held for sale                                               1,464,162                 1,721,450
Fair value of financial instruments                                           40,455                    14,905
Goodwill                                                                   1,257,789                 1,257,789
Property and equipment, net of accumulated depreciation of
     $922,834 and $904,678, respectively                                      94,999                    94,999
Other assets                                                                 332,492                   313,234
                                                                         -----------               -----------
TOTAL ASSETS                                                           $   8,349,767             $ 8,120,067
                                                                         ===========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accrued interest payable                                               $      79,140             $      62,184
Accounts payable and other liabilities                                       674,400                   682,411
Income taxes payable                                                             336                       336
Fair value of financial instruments                                           34,507                    56,136
Subordinated debt                                                          3,737,700                 3,737,700
                                                                         -----------               -----------
TOTAL LIABILITIES                                                          4,526,083                 4,538,767
                                                                         -----------               -----------

STOCKHOLDERS' EQUITY


Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                     -                         -
Common stock, no par value: 20,000,000 shares
   authorized; 6,791,360 shares issued and outstanding
   at July 31, 2005 and April 30, 2005 respectively.                      13,559,038                13,559,038
Accumulated deficit                                                       (9,735,354)               (9,977,738)
                                                                          ----------                ----------
TOTAL STOCKHOLDERS' EQUITY                                                 3,823,684                 3,581,300
                                                                         -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   8,349,767             $   8,120,067
                                                                           =========                 =========

                                      F-2

              See accompanying notes to these financial statements.




                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  For the Quarters Ended July 31, 2005 and 2004
                                   (Unaudited)

                                                                           2005                       2004
                                                                       -------------             -------------
                                                                       (As Restated)(As Restated)
Revenue:
Net gain on sale of loans                                              $   1,897,026             $   1,103,141
Production income                                                          1,494,851                 1,358,721
Other income                                                                  20,283                    29,525
                                                                         -----------               -----------

Total Revenue                                                              3,412,160                 2,491,387
                                                                         -----------               -----------

Direct Expenses:
Commissions and production incentives                                      1,043,754                   826,879
Production                                                                   208,780                   154,456
Provisions for early loan payoff penalties                                    15,000                     3,500
Pairoff fees                                                                       -                     1,500
                                                                         -----------               -----------

Total direct expenses                                                      1,267,534                   986,335
                                                                         -----------               -----------

Interest income (expense):
Interest income from loans in warehouse                                      468,372                   237,885
Interest expense on loans in warehouse                                      (405,740)                 (164,927)
Warehouse transactions fees                                                  (45,475)                        -
                                                                         -----------               -----------

Net warehouse interest income                                                 17,157                    72,958

Interest expense on subordinated debt                                        (87,081)                  (59,315)
                                                                         -----------               -----------

Net interest (expense) income                                                (69,924)                   13,643
                                                                         -----------               -----------

Gross profit on mortgage activities                                        2,074,702                 1,518,695
                                                                           ---------                 ---------

Indirect expenses:
Salaries and benefits                                                      1,118,796                   950,609
General and administrative                                                   586,277                   559,461
Occupancy                                                                    174,641                   173,809
Depreciation and amortization                                                 18,156                    18,856
                                                                         -----------               -----------

Total indirect expenses                                                    1,897,870                 1,702,735
                                                                         -----------               -----------

Other Interest Income (Expense)                                               18,373                      (388)
Change in fair value of financial instruments                                 47,179                    28,494
                                                                         -----------               -----------
Total Other Income (Expense)                                                  65,552                    28,106
                                                                         -----------               -----------

Operating income (loss)                                                      242,384                  (155,934)
                                                                         -----------               -----------

Income tax provision                                                               -                         -

Net income (loss)                                                      $     242,384             $    (155,934)
                                                                         ===========               ===========

Basic net income (loss) per share                                             $0.04                  ($0.02)
Fully diluted income (loss) per share                                         $0.04                  ($0.02)

Weighted-average shares outstanding
Basic                                                                      6,791,360                 6,794,787
Diluted                                                                    6,795,110                 6,794,787

                                      F-3

              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the Quarters Ended July 31, 2005 and 2004
                                   (Unaudited)

                                                                         2005                      2004
                                                                  ------------------         -----------------
                                                                    (As Restated)              (As Restated)

Cash flows from operating activities:

Net income (loss)                                                 $          242,384         $        (155,934)
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                            18,156                    18,856
     Provision for early loan payoffs                                         15,000                     3,500
     Changes in Restricted Cash Requirement                                   (5,000)                  900,000
     Fair Value of Financial Instruments                                     (47,179)                  (28,494)
Net effect of changes in assets and liabilities:
     Other assets                                                            (19,258)                   57,256
     Accrued interest payable                                                 16,956                    (2,382)
     Accounts payable and other liabilities                                   (8,011)                  (67,348)
     Income taxes payable                                                          -                   (20,918)
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                  (89,985)                   34,708
     Mortgage loans originated for sale                                 (129,989,923)              (97,672,404)
     Proceeds from sales of mortgage loans                               130,247,211                97,298,890
                                                                     ---------------           ---------------

Net cash provided by operating activities:                                   380,351                   365,730
                                                                     ---------------           ---------------


Cash flows from investing activities:

Purchases of property and equipment                                          (18,156)                   (5,309)
                                                                     ---------------           ---------------


Net cash (used in) investing activities:                                     (18,156)                   (5,309)
                                                                     ---------------           ---------------

Cash flows from financing activities:


Payment on Settlement payable                                                      -                  (286,920)
Payment on Capital Leases obligations                                              -                    (5,921)
Repurchase Common Stock                                                            -                   (37,198)
                                                                     ---------------           ---------------

Net cash (used in) financing activities:                                           -                  (330,039)
                                                                     ---------------           ---------------

Net increase in unrestricted
     cash and cash equivalents                                               362,195                    30,382

Unrestricted cash and cash equivalents, beginning of period                3,058,140                 1,585,034
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        3,420,335         $       1,615,416
                                                                     ===============           ===============

Interest                                                          $          386,289         $         225,532
Income taxes                                                      $                -         $          20,918




                                      F-4

              See accompanying notes to these financial statements.

Note 1 - Description of Operations and Summary of Significant Accounting
Policies

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three-month periods ended July 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2005, in addition to our most recently filed 8-K relating to non-reliance on previous financial statements as well as Note 9
- Restatements. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three-months ended July 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

Stock-Based Compensation - The Company follows Accounting Principles Board (APB) 25 in accounting for its employee stock options. The disclosure provisions of Statements of Financial Accounting Standards (SFAS) 148 have been incorporated into these financial statements and accompanying footnotes.

The following table illustrates the effect on net income (loss) that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

                      Transnational Financial Network, Inc.

                               Three Months Ended
                                                   July 31,          July 31,
                                                     2005              2004
                                                   ---------         --------
                                                 (As Restated)     (As Restated)
Net Income (loss):
As reported                                      $     242,384  $    (155,934)
Add:  compensation expense previously
   recorded                                      $           -  $           -
Deduct:  fair value amount net of tax            $              $     (49,310)
                                                  ------------   ------------
Pro forma                                        $     242,384  $    (205,244)

Basic income (loss) per common share:
As reported                                      $       0.04   $      (0.02)
                                                  -----------    -----------
Pro forma                                        $       0.04   $      (0.03)

Diluted (loss) income per common share:
As reported                                      $       0.04   $      (0.02)
                                                  -----------    ------------
Pro forma                                        $       0.04   $      (0.03)
                                                  -----------    -----------

There were no options granted during the quarter ended July 31, 2005 and 2004. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options are fully vested as of July 31, 2005.

Reclassifications - With the reexamination of the application of SFAS 133 and the related pronouncements to our operations, we have made the following changes to the form of our presentation:

- On the Balance Sheet, we show both the asset and liability amounts related to SFAS 133 calculations with respect to mortgage-related derivatives. In the past we netted these two figures against one another and showed only the net amount.

- On the Income Statement, we have moved back to the presentation form we used prior to April 30, 2005. I.e., we now report a separate category of Other Income (Expense) below the operating income line wherein we report both non-warehouse interest income and the change in fair value of financial instruments.

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

                      Transnational Financial Network, Inc.

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

Subordinated debt interest expense of $87,081 and $59,315 was incurred in the three month periods ended July 31, 2005 and 2004, respectively.

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

                      Transnational Financial Network, Inc.

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

                      Transnational Financial Network, Inc.

The table below summarizes aggregate activity for all options programs for the three-month period ended July 31, 2005:

                                                All Programs
                                                                        Weighted
                                                                        Average
                                                Stock                   Exercise
                                                Options                   Price

Outstanding at April 30, 2005                  1,193,546                   $2.30
Grants and Adjustments                                 -                       -
Forfeitures                                            -                       -
                                               ---------                   -----
Outstanding at July 31, 2005                   1,193,546                   $2.30
                                               =========                   =====

As of July 31, 2005, there were 45,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

Note 7 - Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share is based on net income (loss) divided by the weighted-average common shares outstanding. Diluted net income (loss) is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities, which include stock options and warrants. The computations of basic and diluted net income per share are as follows: Quarter Ended July 31, 2005 July 31, 2004 Net (loss) income $242,384 $ (155,934) Weighted average number of shares outstanding 6,791,360 6,794,787 Basic net (loss) income per share $0.04 $ (0.02) Effect of dilutive options 3,750 - Diluted weighted average number of shares outstanding 6,795,110 6,794,787 Diluted net income/(loss) per share $ 0.04 $ (0.02)

As of July 31, 2005 and 2004, potential dilutive securities of 4,166,772 and 748,104, respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive. Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of July 31, 2005 and April 30, 2005, including financial instruments whose contract amount represents credit risk only is as follows:

                                            July 31, 2005         April 30, 2005
                                            -------------         --------------
                                            (As Restated)          (As Restated)
Commitments to extend credit                $  22,989,899         $  21,772,820
Mandatory forward delivery commitments          2,697,820             2,741,500

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

                      Transnational Financial Network, Inc.

Note 9 - Restatements

As disclosed in a Form 8-K filing dated February 23, 2006, pursuant to internal management review, our management, audit committee, and outside independent accountant, Burr, Pilger & Mayer, LLP have concluded that our accounting for the "fair value of financial instruments" pursuant to SAB 105, which we adopted at the end of fiscal year 2004, and SFAS 133 has been incorrect.

There were two errors detected. First, there was an error in the underlying worksheets calculating the change in value of our locked pipeline of mortgage loan commitments to borrowers. This error resulted in a reversal of the sign of the change in value of the locked pipeline. Second, we did not properly account for the derivative value of the "best efforts" loan locks we secure with secondary market investors upon making loan commitments to borrowers.

We report the "fair value of financial instruments" as an asset or liability on our balance sheet. The change in this amount from period to period is included in our statement of operations.

These matters affect our Annual Report on Form 10-KSB for the years ended April 30, 2004 and 2005 and our Quarterly Reports on Form 10-QSB for the quarters ended July 31, October 31, 2004 and 2005 and our Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005.

Upon completion of our current Form 10-QSB/A for the period ended July 31, 2005, and 2004 we will file the following amended filings:

o Form 10-KSB/A for the year ended April 30, 2005 with amended financial reports for the fiscal year ended April 30, 2004.

o Form 10-QSB/A for the quarter ended October 31, 2005 with amended financial reports for the comparable prior year period.

Within the current filing, we are restating the balance sheet at July 31, 2005 and the results of operations for the three months ended July 31, 2005 and 2004 and the balance sheet for April 30, 2005. The effects of these restatements are immaterial to Revenues, Assets, Liabilities and Equity. Because of the volatility of our net income, the restatements are material on percentage basis to net income.

The table below presents the changes to the Statement of Operations for the three months ended July 31, 2005 and 2004 and the changes to the balance sheet for the periods ending July 31, 2005 and 2004 and April 30, 2005.

                                         Three Months ended July 31, 2005           Three Months ended July 31, 2004
                                         --------------------------------           --------------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Changes in fair value
 of financial instruments          $ (70,947)        $ (47,179)  -33.5%       $ (157,900)        $  28,494       nm
Net Income                         $ 266,152         $ 242,384    -8.9%       $ (342,328)        $(155,934)  -54.4%
Earnings per Share                   $ 0.04            $ 0.04      0.0%          $ (0.05)          $ (0.02)  -60.0%



Balance Sheet Items at:
July 31, 2005                As Reported          Restated         %Chg
-------------                -----------          --------         ----
Fair Value
of financial Instruments-
Asset                             23,451            40,455           72.5%
(Liability)                            -           (34,507)          nm
                                --------          --------            --
Net                               23,451             5,948          -74.6%
Accumulated Deficit            9,717,851         9,735,354             .1%

                      Transnational Financial Network, Inc.

Balance Sheet Items at
July 31, 2004                As Reported          Restated           %Chg
-------------                -----------          --------           -----
 Fair value
of financial instruments-
Asset                            $17,100           $35,671
(Liability)                            -            (2,999)
                                --------          --------            --
Net                              $17,100           $32,672           91.1%
Accumulated Deficit           $6,427,636        $6,412,064           -0.2%



Balance Sheet Items at:
April 30, 2005               As Reported          Restated           % Chg
--------------               -----------          --------           -----
Fair value
of financial instruments-
Asset                                  -          $ 14,905
(Liability)                   $  (47,496)         $(56,136)
                               ---------          ---------
Net                           $  (47,496)         $(41,231)         -13.2%
Accumulated Deficit           $9,984,003        $9,977,738             nm

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

QUARTER ENDED JULY 31, 2005 COMPARED TO QUARTER ENDED JULY 31, 2004

For the recently ended quarter, year-over-year revenues and gross profits increased 37% while net income swung from a loss of about $156,000 to a gain of $242,000. The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ MILLIONS)

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04    7-31-04   4-30-04  1-31-04  10-31-03    7-31-03
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

Wholesale                $  130     $   84     $  91   $    94     $   98    $   128   $   103   $   135    $  247
Retail                       79         71        72        64         83        144        88       183       216
                         ------     ------     -----   -------     ------    -------   -------   -------    ------

Total                    $  209     $  155     $ 163   $   158    $   181    $   272   $   191   $   318    $  463
                         ======     ======     =====   =======    =======    =======   =======   =======    ======

REVENUE ANALYSIS

Our overall Revenues increased 37%, sharply higher than the 15% increase in our total mortgage originations. The following are the principal factors affecting our year-over-year revenue comparisons:Wholesale mortgage originations increased 33% year-over-year. Approximately half of this gain came from our Alt Funding operations, with the remaining half coming across the board in our regional offices, largely a result of an improved Account Executive team

As we noted in our annual report, about half way through our last fiscal year, we set up a wholesale origination operation (Alt Funding) that operates in parallel to our existing one. The purpose is to focus on a different market segment than the Alt-A borrowers of our traditional focus. This market is for borrowers with lower credit scores, but higher than what normally sees in sub-prime mortgage lending. We consider them to be Alt-A-Minus borrowers. We initially set this operation up on a pilot basis in our Arizona office, and are currently in the early stages of rolling it out to our other markets.

The secondary market pays a much higher gain on sale margin to us for loans originated from our Alt-Funding operations.

1. Our revenues from the gain on sale of mortgages increased 72% on a year-over-year basis. The acceleration of our loan originations was significantly leverage by a 16% increase in our gain on sale margin. This margin improved from 126 basis points a year ago to 146 basis points in the quarter just ended. We received $125,000 in Forward Commitment Payout Fees in the the quarter just ended, in contrast to having received no such fees in the comparable quarter a year ago. In the absence of receiving these fees, our gain on sale margin would have increased 8%.

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

GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended were 38% higher than what we generated in the comparable quarter a year ago, effectively the same increase as our total revenues. Given the 72% increase in our gain on sale of mortgage loans, one might have expected our gross margin to improve more significantly on a year-over-year basis. There were two factors that kept it from doing so, however.

First, our year-over-year interest expense on subordinated debt was about $28,000 higher this year, reflecting the debt we raised in January of the current calendar year. This increased interest expense diminished our gross margin from what it would have been by just under one percentage point. This will continue to exert a negative year-over-year influence on our gross margin until the fourth quarter of our current fiscal year.

Second, the positive spread on our warehouse activities is diminishing, reflecting the progressively higher short-term interest rate environment. We estimate that this effect on our gross margin was approximately 1.2 percentage points. Assuming a further rise in short-term interest rates, one should expect our net warehouse interest margin to continue shrinking, or perhaps even turn negative.

                                     Table 4
                           GROSS PROFIT MARGIN TRENDS

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04    7-31-04   4-30-04  1-31-04  10-31-03    7-31-03
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

Gross Profit Margin        60.8%      57.6%     61.7%      65.2%     61.0%      52.3%      59.8%      52.0%     51.0%

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

                                     TABLE 5
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

                              Fiscal Quarter Ended

                         7-31-05    4-30-05    1-31-05  10-31-04    7-31-04   4-30-04  1-31-04  10-31-03    7-31-03
                         -------    -------    -------  --------    -------   -------  -------  --------    -------

Total Indirect Exp.     $1,898     $1,823      $1,661     $1,638    $1,703     $1,771  $1,700     $1,800     $2,093
    Percent of Rev.      55.6%      65.0%        75.6%     65.5%     68.3%      48.4%   57.7%      40.6%      35.9%

Selected Components:
    Salaries and Ben.   $1,119     $1,087       $949       $895      $951     $1,013     $1,032    $1,097     $1,249
    Percent of Rev.      32.8%      38.8%        43.2%     36.5%     38.2%      27.7%      34.7%     24.7%      21.4%

    Gen. and Admin.      $586       $515        $521       $550       $559      $559       $473      $503       $636
    Percent of Rev.      17.2%      18.3%        23.7%     22.4%     22.5%      15.3%      16.3%     11.4%      10.9%

NON-OPERATING INCOME (EXPENSE) ANALYSIS

The interest expense not associated with the Company's mortgage lending activities (warehouse loans) or the financing of its capital base resulted solely from a single past obligation: an obligation related to an acquisition the Company made in 1999.

This obligation (principal and accrued interest) was paid in full during the third quarter of our last fiscal year. This is the reason there was no such interest expense in the currently reported quarter, thus accounting for about $44,000 of improvement in our Non-Operating Expense. We do not expect to incur other interest expense in the foreseeable future.
The income from changes in the fair value of financial instruments increased $19,000 on a year-over-year basis. This, however, is a non-cash item that neither management nor the board of directors of the company find useful or helpful in understanding the company's business.

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

                                     TABLE 6

                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                                    Quarter Ended     Quarter Ended
         Sources (Uses)                                                                   7-31-05           4-30-05

          Operating Cash Flows
          Income Statement Related Cash Flows
          Net Income/(Loss)                                                             $ 242,384      $ (3,256,815)
                  Add back non-cash charges
                      Depreciation & Amortization                                          18,156            21,054
                      Impairment of Goodwill                                                    0         2,714,516
                      Fair value of financial derivatives changes                         (47,179)           69,540
                      Stock option expense                                                      0           136,762
                      Deferred income taxes                                                     0           291,365
                      Provision for early payoff penalties, net of payments                15,000            14,000
                                                                                                                   -
                      Actual early payoff penalties paid                                   (1,850)           (5,333)
                                                                                           -------            ------
                  Operational Cash Flows from the Income Statement                      $  226,511     $     (14,911)

          Balance Sheet Related Cash Flows
          Mortgages held for sale                                                       $ 257,288      $   (229,706)
          Short-term mortgage receivables                                                 (88,135)          (71,292)
          Other Assets                                                                    (19,258)           26,479
          Accounts payable and other accrued liabilities                                    8,945           121,958
                                                                                            -----           -------
                  Operational Cash Flow from the Balance Sheet                          $ 158,840      $   (152,561)

          Total Cash Flow Generated/(Used) in Operations                                $ 385,351      $   (167,472)

          Financing Activity Cash Flows
                      Issuance of subordinated debt                                     $       0      $          0
                      Repayments of subordinated debt                                           0          (250,000)
                      Stock purchases                                                           0                 0
                      Settlement paid                                                           0                 0
                      Capital lease obligations change                                          0            (3,252)
                                                                                                -            ------

          Total Cash Flow from Financings Activities                                    $       0       $  (253,252)

          Investing Activity Cash Flows
                      Purchase of property and equipment                                $ (18,156)   $       (3,560)

          Total Cash Flow from Investing Activities                                           $ 0    $       (3,560)

          Net Change to Aggregate Cash and Investments                                  $ 367,195    $     (424,284)

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

Our overall funding strategy is to use committed facilities, summarized as of July 31, 2005:

                                     TABLE 7
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit      July 31, 2005      Maturity
                           -------------    --------------  ------------      -------------      --------

Master sales agreement         $40,000,000  $   11,474,425  $   1,000,000            6.25%(1)  Annual or 30 days notice
Master sales agreement          30,000,000       9,139,760         25,000       5.38-6.01%(2)  Annual or 30 days notice
                                ----------  --------------    -----------
Totals                         $70,000,000   $  20,614,185   $1,025,000
                               ===========   =============   ==========

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                     TABLE 9
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                              July 31,            April 30,
                                                2005                 2005
                                            ------------          ---------

Commitments to extend credit               $ 22,989,899         $ 21,772,820
Mandatory forward delivery commitments           2,697,820         2,741,500

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


                                         Transnational Financial Network, Inc.

Date: March 31, 2006                     /s/ Joseph Kristul
      --------------                     ----------------------------------
                                         Joseph Kristul, Chief Executive Officer




Date: March 31, 2006                    /s/ Thomas Schott
      --------------                    ----------------------------------
                                        Thomas Schott, Chief Financial Officer