Form 10-Q/A
period 2005-10-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2006-04-03
CIK 1059579

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



California 94-2964195 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

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


                              Explanatory Paragraph


This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended October 31, 2005 initially filed with the Securities and Exchange Commission on December 15, 2005 is being filed to reflect restatements of Transnational Financial Network's (TFN) Condensed Balance Sheets as of October 31, 2005 and April 30, 2005, the related Condensed Statements of Operations for the three months and six months ended October 31, 2005 and 2004, and the related Condensed Statements of Cash Flows for the six months ended October 31, 2005 and 2004. These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 9 to the Condensed Financial Statements. These restatements reflect adjustments for transactions related to the proper accounting for mortgage-related financial instruments under FAS 133. Except with respect to these matters, the Financial Statements in this Form 10-QSB/A do not reflect any events that have occurred after the Form 10-QSB for the quarter ended October 31, 2005 was filed.




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


Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations          MD - 1 - MD - 17

Item 3.  Controls and Procedures                                                                               O-1

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K                                                                       O-1



Signatures                                                                                                     O-2



PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                    As of October 31, 2005 and April 30, 2005


                                                                       October 31, 2005          April 30, 2005
                                                                       ----------------          --------------

                                                                       (As Restated)             (As Restated)

                                                                       (unaudited)

ASSETS

Cash and cash equivalents                                              $   3,604,077             $   3,058,140
Restricted cash                                                            1,025,000                 1,020,000
Short-term mortgage related receivables, net of allowance
   for early loan payoff penalties of $20,406 and $18,313
   respectively                                                              868,505                   639,550
Mortgage loans held for sale                                                 890,130                 1,721,450
                                                                                                             -
Goodwill                                                                   1,257,789                 1,257,789
Property and equipment, net of accumulated depreciation of

     $940,794 and $904,678, respectively                                     107,989                    94,999
Fair value of derivative financial instruments                                52,467                    14,905
Other assets                                                                 316,384                   313,234
                                                                         -----------               -----------
TOTAL ASSETS                                                           $   8,122,341             $ 8,120,067
                                                                         ===========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES


Accrued interest payable                                               $      76,097             $      62,184
Accounts payable and other liabilities                                       585,564                   682,411
Income taxes payable                                                             336                       336
Fair value of derivative financial instruments                                51,273                    56,136
Subordinated debt                                                          3,737,700                 3,737,700
                                                                         -----------               -----------
TOTAL LIABILITIES                                                        4,450,970                   4,538,767
                                                                         -----------               -----------


STOCKHOLDERS' EQUITY


Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                     -                         -
Common stock, no par value: 20,000,000 shares
   authorized; 6,791,360 shares issued and outstanding

   at October 31, 2005 and April 30, 2005 respectively.                   13,559,038                13,559,038
Accumulated deficit                                                       (9,887,667)               (9,977,738)
                                                                          -----------               ----------
TOTAL STOCKHOLDERS' EQUITY                                                 3,671,371                 3,581,300
                                                                         -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   8,122,341             $   8,120,067
                                                                           =========                 =========





              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                For the Periods Ending October 31, 2005 and 2004

                                   (Unaudited)


                                               For the 3 Months Ended 10-31            For the 6 Months Ended 10-31
                                               ----------------------------            ----------------------------
                                                 2005         2004    % Chg              2005         2004    % chg
                                                 ----         ----    -----              ----         ----    -----

                                          As Restated  As Restated                As Restated  As Restated

Revenue:

Net Gain on Sale of Loans                  $1,394,892   $1,355,058     2.9%        $3,291,919   $2,458,199    33.9%
Production Income                           1,524,186    1,074,001    41.9%         3,019,037    2,432,722    24.1%
Other Income                                   49,721       20,899   137.9%            70,004       50,424    38.8%
                                               ------       -------                    ------       -------

Total Revenue                               2,968,799    2,449,958    21.2%         6,380,960    4,941,345    29.1%


Direct Expenses:

Commissions & Production Incentives           921,874      657,892    40.1%         1,965,627    1,484,771    32.4%
Production Expenses                           208,319      152,140    36.9%           417,099      306,596    36.0%
Early Loan Payoff Penalties                      -          15,000       nm            15,000       18,500   -18.9%
Pair-Off Fees                                                1,500       nm                          3,000       nm
                                                             ------                                  ------


Total Direct Expenses                       1,130,193      826,532    36.7%         2,397,726    1,812,867    32.3%

Interest Income (Expenses):

Interest Income from loans in warehouse       353,418      254,586    38.8%           821,788      492,471    66.9%
Interest Expense on loans in warehouse       (309,237)    (206,974)   49.4%          (714,978)    (371,901)   92.2%
Warehouse transaction fees                    (31,700)                   nm           (77,174)                   nm
                                             ---------

Net warehouse interest income (expense)        12,481       47,612   -73.8%            29,636      120,570   -75.4%


Interest Expense - Subordinated Debt          (87,081)     (39,890)  118.3%          (174,162)     (99,205)   75.5%

Net Interest Income (Expense)                 (74,600)       7,722       nm          (144,526)      21,365       nm

Gross Profit on Mortgage Activities         1,764,006    1,631,148     8.2%         3,838,708    3,149,843    21.9%


Indirect Expenses:

Salaries & Benefits                         1,221,904      895,453    36.5%         2,340,700    1,846,062    26.8%
General & Administrative                      520,847      550,879    -5.5%         1,107,125    1,110,340    -0.3%
Occupancy                                     175,502      174,406     0.6%           350,143      348,215     0.6%
Depreciation and Amortization                  17,960       17,244     4.2%            36,116       36,100     0.0%

Total Indirect Expenses                     1,936,213    1,637,982    18.2%         3,834,084    3,340,717    14.8%

Other Interest Income (Expense)                24,649        6,275       nm            43,022        5,887       nm
Change in fair value of financial instruments  (4,754)      30,115       nm            42,425       58,609   -27.6%
                                                ------      ------                     ------       ------   ------
Total Other Income (Expense)                   19,895       36,390   -45.3%            85,447       64,496    32.5%
Net Operating Income (Loss)                 $(152,312)     $29,556       nm           $90,071    $(126,378)      nm

Basic net income (loss) per share             $(0.02)        $0.00                      $0.01      ($0.02)
Fully diluted income (loss) per share         $(0.02)        $0.00                      $0.01      ($0.02)


Weighted-average shares outstanding

Basic                                       6,791,360    6,794,787                  6,791,360    6,794,787
Diluted                                     6,791,360    6,806,234                  6,795,905    6,794,787






              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Six Months Ended October 31, 2005 and 2004
                                   (Unaudited)

                                                                         2005                      2004
                                                                  ------------------         -----------------

                                                                  (As Restated)              (As Restated)


Cash flows from operating activities:


Net income (loss)                                                 $           90,071         $        (126,378)
Adjustments to reconcile net (loss) income to net cash
   provided (used) by operating activities:
     Depreciation & amortization                                              36,116                    36,100
     Provision for early loan payoffs                                                                   18,500
     Changes in Restricted Cash Requirement                                   (5,000)                  900,000
     Fair Value of Financial Instruments                                     (42,425)                  (58,609)

Net effect of changes in assets and liabilities:
     Other assets                                                             (3,150)                   63,399
     Accrued interest payable                                                 13,913                    (6,672)
     Accounts payable and other liabilities                                  (96,847)                 (129,345)
                                                                                   -
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                 (228,955)                 (119,992)
     Mortgage loans originated for sale                                 (230,456,551)             (192,323,930)
     Proceeds from sales of mortgage loans                               231,287,871               191,308,646
                                                                     ---------------           ---------------

Net cash provided (used) by operating activities:                            595,043                  (438,281)
                                                                     ---------------           ----------------


Cash flows from investing activities:

Purchases of property and equipment                                          (49,106)                   (8,069)

Proceeds from Securities Held to Maturity                                                              915,234
                                                                     ---------------           ---------------
Net cash (used) provided by investing activities:                            (49,106)                  907,165
                                                                     ---------------           ---------------

Cash flows from financing activities:

Borrowing on Subordinated debt                                                                         144,000
Repayments on Subordinated debt                                                                       (400,000)
Warehouse Payable - Net of Borrowings                                                                  159,263
Payment on Settlement payable                                                      -                  (564,603)
Payment on Capital Leases obligations                                              -                   (12,245)
Repurchase Common Stock                                                            -                   (37,198)
                                                                     ---------------           ---------------


Net cash (used) by financing activities:                                           -                  (710,783)
                                                                     ---------------           ---------------


Net increase (decrease) in unrestricted
     cash and cash equivalents                                               545,937                  (241,899)

Unrestricted cash and cash equivalents, beginning of period                3,058,140                 1,585,034
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        3,604,077         $       1,343,135
                                                                     ===============           ===============

Interest paid                                                     $          813,044         $         490,984
Income taxes paid                                                 $               -0--       $          20,918


              See accompanying notes to these financial statements.

Note 1 - Description of Operations and Summary of Significant Accounting
Policies


The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the six-month periods ended October 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2005, in addition to our most recently filed Form 8-K relating to non-reliance on previous financial statements as well as
Note 9 - Restatements. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the six-months ended October 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.


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


Stock-Based Compensation - The Company follows Accounting Principles Board (APB) 25 in accounting for its employee stock options. The disclosure provisions of Statement of Financial Accounting Standards (SFAS) 148 have been incorporated into these financial statements and accompanying footnotes.

The following table illustrates the effect on net income (loss) that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

                      Transnational Financial Network, Inc.


                                   Three Months Ended              Six Months Ended
                                   ------------------              ----------------
                                 October 31   October 31          October 31    October 31
                                   2005         2004                2005          2004
                                   ----         ----                ----          ----


                           As Restated      As Restated       As Restated       As Restated

Net (loss) income:

As reported                       (152,312)        29,556            90,071      (126,378)

Deduct:  fair value amount                0      (41,380)                 0       (98,187)
                                  ---------     ---------           ---------    --------
Pro forma                         (152,312)      (11,824)            90,071      (224,565)


Basic (loss) income per
  common share:

As reported                           (0.02)        0.00               0.01         (0.02)
Deduct:  fair value amount             0.00         0.00               0.00         (0.01)
                                       ----         ----               ----         ------
Pro forma                             (0.02)        0.00               0.01         (0.03)


Diluted (loss) income per
  common share:

As reported                           (0.02)        0.00               0.01        ( 0.02)
Deduct:  fair value amount             0.00        (0.00)              0.00         (0.01)
                                       ----        ------              ----        -------
Pro forma                             (0.02)        0.00               0.01         (0.03)


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


Reclassification - With the reexamination of the application of SFAS 133 and related pronouncements to our operations, we have made the following changes to the form of our presentation:

- On the Balance Sheet, we show both the asset and liability amounts related to SFAS 133 calculations with respect to mortgage-related financial instruments. In the past we netted these two figures against one another and showed only the net amount.

- On the Statement of Operations, we have moved back to the presentation form we used prior to April 30, 2005. I.e., we now report a separate category of Other Income (Expense) below the operating income line wherein we report both non-warehouse interest income and changes in fair value of financial instruments.

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

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the six-month period ended October 31, 2005 the Company was required to repurchase three loans in the total amount of $395,500. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and

                      Transnational Financial Network, Inc.

carrying costs associated with these loans. During the six-month period ended October 2004, the Company was required to repurchase one loan in the amount of $295,548. Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

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


These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of October 31, 2005 the Company was not in compliance with its quarterly net income financial covenant but anticipates compliance prior to its fiscal year end, April 30, 2006.


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

Subordinated debt interest expense of $87,081 and $39,890 was incurred in the three-month periods ended October 31, 2005 and 2004, respectively.

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

                      Transnational Financial Network, Inc.

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

Accordingly, the following table is a roll forward of the share reserve limit through October 31, 2005:

                                                       Number of Options

                  Initially Reserved                      750,000
                  January 1, 2001                         171,172
                  January 1, 2002                         205,503
                  January 1, 2003                         270,407
                  January 1, 2004                         272,640
                  January 1, 2005                         271,654
                                                         --------
                  Reserve amount at October 31, 2005    1,941,376

                      Transnational Financial Network, Inc.

The table below summarizes aggregate activity for all options programs for the three-month period ended October 31, 2005:
                                              All Programs
                                     ------------------------------------
                                                                 Weighted
                                                                  Average
                                         Stock                   Exercise
                                         Options                    Price

Outstanding at April 30, 2005           1,193,546                   $2.30
Grants and Adjustments                          -                       -
Forfeitures                                     -                       -
                                      -----------                 -------
Outstanding at October 31, 2005         1,193,546                   $2.30
                                      ===========                 =======

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

                                                         Three Months Ended                  Six Months Ended
                                                         ------------------                  ----------------
                                                      October 31      October 31         October 31       October 31
                                                          2005           2004                2005           2004
                                                          ----           ----                ----           ----

Net (loss) income                                     $ (152,312)     $   29,556         $   90,071      $ (126,378)
Weighted average of shares outstanding                 6,791,360       6,794,787          6,791,360       6,794,787
Basic net (loss) income per share                       $ (0.02)        $ 0.00                $0.01        $ (0.02)
Effect of dilutive options                                     -          11,447              4,545                -
Diluted weighted average of shares outstanding         6,791,360       6,806,234          6,795,905        6,794,787
Diluted net income (loss) per share                     $ (0.02)        $ 0.00               $ 0.01        $ (0.02)

For the three months ending October 31, 2005 and for the six months ending October 31, 2004, the effect of potentially dilutive securities in the calculation of net loss per share was anti-dilutive. Potentially dilutive securities were 4,166,772 and 726,166 as of October 31, 2005 and 2004, respectively.

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

                      Transnational Financial Network, Inc.

by the expiration date, the Company is subject to a financial penalty ("pair-off fee").

Note 9 - Restatements

As disclosed in a Form 8-K filing dated February 23, 2006, pursuant to internal management review, our management, audit committee, and outside independent accountant, Burr, Pilger & Mayer, LLP have concluded that our accounting for the fair value of financial instruments pursuant to SAB 105, which we adopted at the end of fiscal year 2004, and SFAS 133 has been incorrect.

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

Upon completion of this filing of our Form 10-Q/A for the period ended October 31, 2005, we will file the following amended filings:

o Form 10-KSB for the year ended April 30, 2005 with amended financial reports for the fiscal year ended April 30, 2004.

o Form 10-QSB for the quarter ended July 31, 2005 with amended financial reports for the comparable prior year period.

Within this current filing, we are restating the balance sheet at October 31, 2005 and 2004 and the results of operations for the quarter and six months ended October 31, 2005 and 2004 and the balance sheet for April 30, 2005. The effects of these restatements are immaterial to Revenues, Assets, Liabilities and Equity. Because of the volatility of our net income, the restatements are material on percentage basis to net income.

The table below presents the changes to the Statement of Operations for the second quarter and six months for the period ended October 31, 2005 and the changes to the balance sheet for the period ending October 31, 2005 and 2004 and April 30, 2005.

                                    Second Quarter ended October 31, 2005          Six Months ended October 31, 2005
                                    -------------------------------------          ---------------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Changes in fair value
 of financial instruments         $  (38,836)       $   (4,754)   87.8%         $ 32,111          $ 42,425    32.2%
Net Loss                          $ (186,394)       $ (152,312)  -18.3%         $ 79,757          $ 90,071    12.9%
Earnings per Share                  $ (0.03)          $ (0.02)     0.0%            $ 0.01           $ 0.01   -22.2%

                                    Second Quarter ended October 31, 2004          Six Months ended October 31, 2004
                                    -------------------------------------          ---------------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Changes in fair value
 of financial instruments         $   33,000        $   30,115    -8.7%         $(124,900)       $  58,609    146.9%
Net Loss                          $   32,441        $   29,556    -8.9%         $(309,887)       $(126,378)   -59.2%
Earnings per Share                  $  0.00          $   0.00      0.0%           $(0.05)           $(0.02)   -60.0%

                      Transnational Financial Network, Inc.

Balance Sheet Items at:
October 31, 2005             As Reported          Restated         %Chg
----------------             -----------          --------         ----
Fair Value
of financial Instruments-
Asset                                  -            52,467           nm
(Liability)                      (15,385)          (51,273)          nm
                                  -------          --------          --
Net                              (15,385)            1,194         -107.8%
Accumulated Deficit            9,904,246         9,887,667             .2%

Balance Sheet Items at:
April 30, 2005               As Reported          Restated        % Chg
----------------------------------------          --------        -----
Fair value
of financial instruments-
Asset                                  -           $14,905
(Liability)                     $(47,496)         $(56,136)
                                  -------           -------
Net                             $(47,496)         $(41,231)    -13.2%
Accumulated Deficit           $9,984,003        $9,977,738      nm


Balance Sheet Items at
October 31, 2004             As Reported          Restated    %Chg
----------------             -----------          --------
 Fair value
of financial instruments-
Asset                            $50,100           $70,627      41.0%
Liability                              -            (7,840)      nm
                                 -------           -------
Net                              $50,100           $62,787      25.3%
Accumulated Deficit           $6,395,195        $6,382,508      -0.2%

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

QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2004


For the recently ended quarter, year-over-year revenues increased 21%, gross profits increased 8% and net income swung from a profit of about $30,000 to a loss of $152,000. For the six months, revenues increased 29%, gross profits increased 22% and net income swung from a loss of about $126,000 to a profit of $90,000.


The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ millions)

Quarter Ended           10-31-05    7-31-05    4-30-05   1-31-05   10-31-04 7-31-04   4-3-04     1-31-04   10-31-03
-------------           --------    -------    -------   -------   -------- -------   ------     -------     ------

Wholesale                $  100     $  130     $  84   $    91     $   94    $    98   $   128   $   103    $  135
Retail                       69         79        71        72         64         83       144        88       183
                         ------     ------     -----   -------     ------    -------   -------   -------    ------

Total                    $  169     $  209     $ 155    $  163    $   158    $   181   $   272   $   191    $  318
                         ======     ======     =====    ======    =======    =======   =======   =======    ======

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

                                     TABLE 2
                                    CONDENSED
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended         10/31/05     07/31/05    04/30/05    01/31/05     10/31/04
                  -------------         --------     --------    --------    --------     --------

                  Above 700               49.4%        54.3%       54.6%       57.4%        64.8%
                  650-699                 30.0         31.9        27.6        35.4         28.6
                  600-649                 16.6         12.3        11.8         5.9          6.1
                  550-599                  2.6          0.2         3.0         0.4          0.2
                  Below 550                1.2          0.2         2.1         0.2          0.0
                  Not available            0.2          1.1         0.9         0.7          0.3
                                           ---         -----       -----        ----        -----
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


The large year-over-year improvements in our Gain on Sale of Loans margin are beginning to diminish, and year-over-year comparisons may be increasingly affected by the timing of Forward Commitment Payout Fees (Table 4) received.


                                     TABLE 3
                          WHOLESALE GAIN ON SALE MARGIN
                                 (Basis Points)

Quarter Ended         10-31-05    7-31-05   4-30-05    1-31-05  10-31-04    7-31-04    4-30-04   1-31-04   10-31-03
-------------         --------    -------   -------    -------  --------    -------    -------   -------   --------


Gain on Sale              136       146        142       119        145       126        106       140        133



                                     TABLE 4
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                    ($ 000's)

Quarter Ended         10-31-05    7-31-05   4-30-05    1-31-05  10-31-04    7-31-04    4-30-04   1-31-04   10-31-03
-------------         --------    -------   -------    -------  --------    -------    -------   -------   --------

Fees Received            $ 87      $125       $ 98     $ 105       $271       $ 0       $ 51     $ 335      $ 528

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


                                     TABLE 5
                           GROSS PROFIT MARGIN TRENDS

Quarter Ended           10-31-05    7-31-05   4-30-05   1-31-05*  10-31-04*   7-31-04*   4-30-04*  1-31-04*   10-31-03*
-------------           --------    -------   -------   -------   --------    -------    -------   -------    --------


Gross Profit Margin        59.4%     60.8%      57.6%     61.7%      65.2%     61.0%      52.3%     59.8%      52.0%


         * - These margins are different than previously reported because we are now reporting Subordinated Debt Interest above the Gross Profit line going forward from January 31, 2005.

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

                                     TABLE 6
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Quarter Ended           10-31-05    7-31-05    4-30-05   1-31-05  10-31-04   7-31-04  4-30-04     1-31-04    10-31-03
-------------           --------    -------    -------   -------  ---------------------------     -------    --------


Total Indirect Exp.     $1,936     $1,898      $1,823     $1,661    $1,638     $1,703  $1,771     $1,700     $1,800
    Percent of Rev.      65.2%      55.6%        65.0%    75.6%      65.5%      68.3%   48.4%      57.7%      40.6%


Selected Components:

    Salaries and Ben.   $1,222     $1,119      $1,087      $949        $895     $951      $1,013     $1,032   $1,097
    Percent of Rev.      41.2%      32.8%        38.8%     43.2%       36.5%    38.2%      27.7%      34.7%    24.7%

    Gen. and Admin.      $521       $586        $515       $520        $551     $559       $559       $473     $503
    Percent of Rev.      17.5%      17.2%        18.3%     23.7%       22.4%    22.5%      15.3%      16.1%    11.4%


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

The net result is that our operating loss for the quarter, in the absence of these accrual reversals, would have been $213,644 instead of the the $152,312 loss actually shown.

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


The principal changes to our aggregate cash and investments positions during the year are shown in Table 7, "Simplified Sources/(Uses) of Cash," below. The statements of cash flows is included with the other financial statements in Item 1 of this filing. The sum of the cash flow from operations in Table 7 below is $5,000 higher than that shown in the statements of cash flows because Table 7 includes changes in all forms of cash, including restricted, while the statements of cash flows only addresses unrestricted forms of cash. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.


                                     TABLE 7
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                                          Change from Prior Period End
                                                                                   Quarter           Quarter          Quarter
         Sources (Uses)                                                           10-31-05           7-31-05          4-30-05
         --------------------------------------------------------------------------------------------------------------------

          Operating Cash Flows
          Income Statement Related Cash Flows

          Net Income/(Loss)                                                  $  (152,312)      $   242,384      $(3,256,815)
          Add back non-cash charges/(income)
          Depreciation & Amortization                                             17,960            18,156           21,054
          Accrued liability write-down                                           (61,332)
          Impairment of goodwill                                                       0                 0        2,714,516
          Fair value of financial derivatives changes                              4,754           (47,179)          69,540
          Stock option expense                                                         0                 0          136,762
          Deferred income taxes                                                        0                 0          291,365
          Provision for early payoff penalties, net of payments                        0            15,000           14,000
                                                                                                                           -
          Actual early payoff penalties paid                                     (20,475)           (1,850)          (5,333)
                                                                                 --------           -------           ------
          Operational Cash Flows from the Income Statement                    $ (211,405)         $226,511         $(14,911)


          Balance Sheet Related Cash Flows
          Mortgages held for sale                                              $ 574,032         $ 257,288       $ (229,706)
          Short-term mortgage receivables                                       (133,495)          (88,135)         (71,292)
          Other Assets                                                            16,108           (19,258)          26,479
          Accounts payable and other accrued liabilities                         (30,548)            8,945          121,958
                                                                                 --------            -----          -------
          Operational Cash Flow from the Balance Sheet                       $   426,097         $ 158,840       $ (152,561)

          Total Cash Flow Generated/(Used) in Operations                     $   214,692         $ 385,351       $ (167,472)

          Financing Activity Cash Flows
          Issuance of subordinated debt                                              $ 0               $ 0              $ 0
          Repayments of subordinated debt                                              0                 0         (250,000)
          Stock purchases                                                              0                 0                0
          Settlement paid                                                              0                 0                0
          Capital lease obligations change                                             0                 0           (3,252)
                                                                                  ------            ------           ------

          Total Cash Flow from Financings Activities                                 $ 0               $ 0       $ (253,252)

          Investing Activity Cash Flows
          Purchase of property and equipment                                   $ (30,950)        $ (18,156)        $ (3,560)

          Total Cash Flow from Investing Activities                            $ (30,950)        $ (18,156)        $ (3,560)

          Net Change to Aggregate Cash                                         $ 183,742         $ 367,195       $ (424,284)

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

More detailed data on these facilities is presented in Note 3 to the Financial Statements presented in Item 1.

Our overall funding strategy is to use committed facilities, summarized as of October 31, 2005:

                                     TABLE 8
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit    October 31, 2005     Maturity
----------------           -------------    --------------  ------------    ----------------     --------

Master sales agreement         $35,000,000  $7,792,600      $1,000,000          6.75%(1)    Annual or 30 days notice
Master sales agreement          40,000,000      19,885,324      25,000       6.08-6.58%(2)  Annual or 30 days notice
                                ----------  --------------    -----------
Totals                         $75,000,000   $  27,677,924   $1,025,000
                               ===========   =============   ==========


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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                    TABLE 10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS


                                                October 31,        April 30,
                                                  2005               2005
                                            -----------------------------------

Commitments to extend credit                $  27,874,715      $  21,772,820
Mandatory forward delivery commitments          3,471,550          2,741,500

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


                      Transnational Financial Network, Inc.

Date: March 31, 2006                 /s/ Joseph Kristul
      -----------------              ------------------------------------------
                                     Joseph Kristul,
                                     Chief Executive Officer


Date: March 31, 2006                 /s/ Thomas Schott
      -----------------              ------------------------------------------
                                        Thomas Schott,
                                        Chief Financial Officer