Form 10-K/A
period 2005-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2006-04-07
CIK 1059579

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

                         Commission file number 1-14219


                      Transnational Financial Network, Inc
                -----------------------------------------------------
                 (Name of small business issuer in its charter)

                                   California
------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   94-2964195
------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

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

Explanatory Paragraph

This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended April 30, 2005 initially filed with the Securities and Exchange Commission on July 29, 2005 is being filed to reflect restatements of Transnational Financial Network's (TFN) balance sheets as of April 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 16 to the Financial Statements. These restatements reflect adjustments for transactions related to the proper accounting for mortgage-related financial instruments under FAS 133. Except with respect to these matters, the Financial Statements in this Form 10-KSB/A do not reflect any events that have occurred after the Form 10-KSB for the year ended April 30, 2005 was filed.

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

                                    TABLE 6-1
          TRANSNATIONAL FINANCIAL NETWORK, INC. STATEMENT OF OPERATIONS
                    FOR THE QUARTER AND YEAR ENDING APRIL 30
                              ( QUARTERS UNAUDITED)

                                                     Quarter Ended April 30                      Year Ended April 30
                                                     ----------------------                      -------------------
                                                   2005          2004      % Chng.            2005        2004     % Chng
                                                                           -------                                -------
                                               (As Restated) (As Restated)             (As Restated) (As Restated)
                                                  ----------     ---------                 -----------------------

Revenue:
         Net gain on sale of mortgages         $ 1,373,593   $ 1,354,195       1%       $ 4,905,425   $ 6,874,901   -29%
         Production revenue                      1,397,379     2,277,931     -39%         5,387,900     9,637,433   -44%
         Other revenue                              33,083        28,719      15%           134,452        47,401   184%
                                                 ---------      --------                    -------        ------

         Total revenue                         $ 2,804,055   $ 3,660,845     -23%       $10,427,777   $16,559,735   -37%

Direct expense:
         Commission and production incentives  $   971,213   $ 1,441,312     -33%       $ 3,385,789   $ 5,933,985   -43%
         Production expense                        164,278       276,070     -40%           623,534     1,301,232   -52%
         Pair-off fees                                 500        21,685     -98%             5,000        16,698   -70%
         Provision for early payoff penalties       14,000       (25,000)      nm            47,500        75,000   -37%
                                                    ------       --------                    ------        ------

         Total direct expense                  $ 1,149,991   $ 1,714,067     -33%       $ 4,061,823   $ 7,326,915   -45%

Net interest income (expense)
         Interest income on loans in warehouse $   299,375   $   242,359      24%       $ 1,043,305   $ 1,201,533   -13%
         Interest expense on loans in warehouse   (218,100)     (188,036)     16%          (716,251)   (1,066,383)  -33%
         Warehouse transaction fees                (32,285)      (36,170)    -11%          (124,219)     (216,956)  -43%
                                                   --------      --------                  ---------    ---------

         Net warehouse interest income(expense)     48,990        18,153     170%           202,835       (81,806)    nm

         Interest expense - subordinated debt      (87,776)      (51,825)     69%          (216,358)     (282,525)  -23%
                                                   --------     ---------                  ---------    ---------
         Net interest income (expense)         $   (38,786)  $   (33,672)     15%       $   (13,523)  $  (364,331)  -97%

Gross profit on mortgage activities            $ 1,615,278   $ 1,913,106     -16%       $ 6,352,431   $ 8,868,489   -28%

Indirect expense
         Salaries and benefits                 $ 1,086,745   $ 1,012,503       7%       $ 3,919,055   $ 4,350,705   -10%
         General and administrative                514,502       559,286      -8%         2,323,252     2,173,568     7%
         Occupancy                                 204,443       178,085      15%           746,771       696,547     7%
         Depreciation                               17,338        21,166     -18%            70,490        96,507   -27%
                                                    ------        ------                     ------        ------

         Total indirect expense                $ 1,823,028   $ 1,771,040       3%       $ 7,059,568   $ 7,317,327    -4%

Impairment of Goodwill                          (2,714,516)  $(1,049,760)    159%        (2,714,516)  $(1,049,760)  159%

Operating income (loss)                        $(2,922,266)  $  (907,694)    222%       $(3,421,653)  $   501,402     nm

Other Income and (Expense):
         Other interest income (expense)             8,555       (18,679)    145%            19,015       (96,504)    nm
         Change in fair value of financial         (69,543)     (322,322)    -78%           (45,409)     (555,122)   92%
         instruments                               --------     ---------                   --------    ---------
         Total non-operating income (expense)      (60,988)     (341,001)    -82%           (26,394)     (651,626)  -96%
                                                   --------     ---------                   --------     --------      -

Income (loss) before taxes                      (2,983,254)   (1,248,695)    139%        (3,448,047)     (150,224)    nm

Provision (benefit) for income taxes               273,561      (241,975)   -213%           273,561      (170,710) -260%
                                                   -------       --------                   -------      --------

Net income (loss)                              $(3,256,815)  $(1,006,720)    224%       $(3,721,608)  $    20,486     nm
                                               ============  =============                ===========    ========

REVENUE ANALYSIS

Our revenues declined by 37% for the full year ended April 30th, 2005. There are several aspects of this decline and recent trends that bear noting:

Wholesale origination volumes declined 38% year-over-year with quarterly wholesale originations in a fairly tight band for all four quarters of fiscal 2005. This is seen in Table 6-2, "Origination Volumes."
                                    TABLE 6-2
                               ORIGINATION VOLUMES
                                  ($ MILLIONS)

Fiscal Quarter Ended     4-30-05    1-31-05   10-31-04   7-31-04    4-30-04   1-31-04 10-31-03   7-31-03    4-30-03
--------------------     -------    -------   --------   -------    -------   ------- --------   -------    -------

Wholesale                $   97     $   91     $  94   $    98     $  128    $   102   $   134   $   247    $  194
Retail                       71         72        64        83        144         88       226       216       244
                         ------         --        --   -------     ------    -------   -------   -------    ------

Total                    $  168     $  163     $ 158   $   181     $  272    $   190   $   360   $   463    $  438
                         ======     ======     =====   =======     =======   =======   =======   =======    ======

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

We continue to receive forward commitment payout fees for the completion of best efforts forward commitments. These fees can and do influence quarterly results materially. The amounts we have received in these fees are shown in Table 6-4, "Forward Commitment Payout Fees Received." We enter into these agreements in order to increase our Gain on Sale margin over what we would otherwise achieve by selling the mortgages we originate on a loan-by-loan basis.

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

GROSS PROFIT ANALYSIS

Gross profits during the year just ended declined 28%, a lesser decline than the 37% decline in our total revenues. The principal factors contributing to this were as follows:

     1. Interest Income/(Expense) for the full year went from a large expense to a modest expense, thus accounting for about a quarter of the difference. However, we experienced a net interest expense in the fourth quarter, strictly due to the increased level of subordinated debt upon which we pay interest. We do not expect to have positive Net Interest Income in the coming year.


     2. Our Net Gain on Sale of Mortgages declined 29%, also a lesser decline than revenues, notwithstanding a 50% decline in Forward Commitment Payout Fees. This reflects our movement to higher margin types of loans (Alt A Minus, as discussed above)


     Our gross margin improved throughout the year, from 53.6% in fiscal 2004 to 60.9% in fiscal 2005. In the absence of any forward commitment payout fees, our gross margin improved to 59% from51% in the previous year. This is the result of the increasing importance of our wholesale operations to the total, as well as the actions, previously discussed, that we are taking to improve our Gain on Sale margins.

The quarterly trend of our gross margins is shown in the table below, Table 6-5, "Gross Profit Margin Trends."

                                    TABLE 6-5
                           GROSS PROFIT MARGIN TRENDS

Fiscal Quarter Ended      4-30-05    1-31-05  10-31-04*  7-31-04*  4-30-04*   1-31-04*   10-31-03*  7-31-03*  4-30-03*
--------------------      -------    -------  ---------  --------  --------   --------   ---------  --------  --------

Gross Profit Margin        57.6%      61.7%     65.2%      61.0%     52.3%      59.8%      52.0%      51.0%     52.5%


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

                                    TABLE 6-6
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Fiscal Quarter Ended    4-30-05    1-31-05    10-31-04    7-31-04    4-30-04     1-31-04   10-31-03     7-31-03    4-30-03
--------------------    -------    -------    --------    -------    -------     -------   --------     -------    --------

Total Indirect Exp.     $1,823     $1,661      $1,638     $1,703     $1,771      $1,700     $1,800      $2,093     $2,057
    Percent of Rev.      65.0%      75.6%       65.5%      68.3%      48.4%       57.7%      40.6%       35.9%      33.6%

Selected Components:
    Salaries and Ben.   $1,087     $  948      $  895     $  951     $1,013      $1,032     $1,097      $1,249     $1,164
    Percent of Rev.      38.8%      43.2%       36.5%      38.2%      27.7%       34.7%      24.7%       21.4%      19.0%
    Gen. and Admin.     $  515     $  520      $  551     $  559     $  559      $  473     $  503      $  636     $  695
    Percent of Rev.      18.3%      23.7%       22.4%      22.5%      15.3%       16.1%      11.4%       10.9%      11.3%


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

NON-OPERATING EXPENSE ANALYSIS

Our principal non-operating expense items were (1) interest expense from the interest owed on the earn-out related payments due as a result of the previously discussed acquisition; and (2) The change in fair value of financial instruments. The final principal repayments were made in our third fiscal quarter, thus bringing our non-operating interest expense to zero in our fourth fiscal quarter. We do not expect to experience further non-operating interest expense in the future.

The change in fair value of financial instruments derives from the application of SFAS 133 and SFAS 149 as they relate to the mortgage banking industry. The expense or income reported on this line are always non-cash in nature and neither management nor the board of directors regard these figures as helpful in understanding the company's business. The reason for the large change in this line item from Fiscal 2004 to Fiscal 2005 was the adoption of SAB 105 at the end of Fiscal 2004, thus necessitating the write down of an asset that had been previously booked as revenue under the prior application of SFAS 133.

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

The principal changes to our aggregate cash and investments positions during the year are shown in Table 6-7, "Simplified Sources/(Uses) of Cash," below. The Statements of Cash Flows is included with the other financial statements in Item 7 of this filing. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.

                                    TABLE 6-7

                        SIMPLIFIED SOURCES/(USES) OF CASH
                            YEAR ENDED APRIL 30, 2005

         Sources (Uses)                                                            Fourth Quarter       Fiscal 2005
                                                                                    (As Restated)     (As Restated)
          Operating Cash Flows
          Income Statement Related Cash Flows
          Net Loss                                                                  $  (3,256,815)   $   (3,721,608)
                  Add back non-cash charges
                      Depreciation & Amortization                                          21,054            74,913
                      Impairment of Goodwill                                            2,714,516         2,714,516
                      Fair value of financial derivatives changes                          69,543            45,409
                      Stock option expense                                                136,762           136,762
                      Deferred income taxes                                               291,365           291,365
                      Provision for early payoff penalties                                 14,000            47,500
                                                                                      -----------       -----------
                      Operational Cash Flows from the Income Statement              $      (9,575)   $     (411,143)

          Balance Sheet Related Cash Flows
          Mortgages held for sale                                                   $    (229,706)   $   (1,355,532)
          Short-term mortgage receivables                                                 (76,625)         (238,345)
          Other Assets                                                                     26,479           (86,757)
          Accounts payable and other accrued liabilities                                  121,955            64,981
                                                                                      -----------       -----------
                      Operational Cash Flow from the Balance Sheet                  $    (157,897)   $   (1,615,653)

          Total Cash Flow Used in Operations                                        $    (167,472)   $   (2,026,796)

          Financing Activity Cash Flows
                      Issuance of subordinated debt                                 $           0    $    2,875,700
                      Repayments of subordinated debt                                    (250,000)         (650,000)
                      Stock purchases                                                           0           (37,198)
                      Settlement paid                                                           0          (639,047)
                      Capital lease obligations change                                     (3,252)          (21,522)
                                                                                      -----------       ------------

          Total Cash Flow from Financings Activities                                $    (253,252)   $    1,527,933

          Investing Activity Cash Flows
                      Purchase of property and equipment                            $      (3,560)   $      (23,265)

          Total Cash Flow from Investing Activities                                 $      (3,560)   $      (23,265)

          Net Change to Aggregate Cash and Investments                              $    (424,284)   $     (522,128)

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

Our overall funding strategy is to use committed facilities, summarized as of April 30, 2005:


                                    TABLE 6-8
                          LOAN FACILITIES AND BALANCES

                                Committed     Outstanding     Required        Interest Rate
Type of Facility                Facility        Balance     Cash Deposit     April 30, 2005    Maturity
                             -------------  --------------  -------------    --------------    --------

Master sales agreement       $40,000,000    $   10,800,081  $   1,000,000         5.75%(2)     Annual or 30 days notice
Master sales agreement        20,000,000        11,042,900         20,000    5.01-6.06%(3)     Annual or 30 days notice
                               ----------       ----------    -----------
Totals                       $60,000,000    $   21,842,981  $   1,020,000
                              ==========        ==========    ===========

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                   TABLE 6-10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                                  April 30,                          April 30,
                                                    2005                               2004
                                            -------------------------------------------------------

Commitments to extend credit                $     21,772,820                  $      39,667,350
Mandatory forward delivery commitments             2,741,500                                  -


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

IMPLEMENTATION OF SFAS 133 AND SAB 105

There are three parts of our business that fall under the definition of derivative instruments and within the guidance of SFAS 133 and SAB 105: (1) our locked loan pipeline; (2) our best efforts loan locks with secondary market investors, which function as puts for mortgages we originate; and (3)and our mandatory forward loan commitments.

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

The accounting for our locked pipeline, reported on the income statement and balance sheet by reference to fair value of financial instruments, under SFAS 133 and SAB 105 guidance is as follows:

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

         We have elected to record this calculation at the lesser of zero or a net liability on our balance sheet. Period-to-period changes in this amount are recognized in our Statement of Operations on the line "changes in fair value of financial instruments" This policy only relates to the valuations of the borrower loan commitments ("locked pipeline"). It does not relate to other aspects of implanting SAB 105 or SFAS 133 (see below).

In addition, when we lock a loan commitment with a borrower, the majority of the time we simultaneously secure a best efforts purchase confirmation with a secondary market investor. These confirmations give us the right, but not the obligation, to sell the specific loan to a secondary market investor on a specified set of terms for a specified period of time. We refer to these as "best efforts puts" and these "puts" are then valued in an additional calculation. Because the "puts" permit, but do not require us to deliver a given loan, the value of any given "put" will only be zero (if interest rates decline) or positive (if interest rates rise). It will never be negative.

The sum total of all these "puts" is then multiplied by the Company's most recent six month average Pull Through Rate (loan commitments that actually proceed to funding), and the resulting figure is then either a potential asset or a zero value, each of which is recorded on our balance sheet separately. Period-to-period changes in this amount are recognized in our Statement of Operations on the line "changes in fair value of financial instruments".

These income statement items (the changes in value of both the locked pipeline and the best efforts puts), as recorded, are always non-cash items. The combined calculations will generally result in only a small entry on our statement of operations unless interest rates change dramatically from one accounting period to another and we have not secured a best efforts purchase confirmation with a secondary market investor for a material portion of our locked pipeline.

Because these calculations are largely a theoretical calculation with no meaningful economic effect we have been able to discern, we do not consider these figures at all in managing our business.

The second element of our business where SFAS 133 guidance on accounting for financial instruments has an impact is where and when we use mandatory forward delivery commitments (MFDs).

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

Period-to-period changes in the value of this asset (or liability) then get reported in our Statement of Operations under the caption "changes in the fair value of financial instruments".

For a given MFD, this calculation will always be a theoretical calculation that doesn't translate into a cash effect in a direct manner. I.e., if an MFD is open at the end of one accounting period (with an attendant asset or liability), the value, as defined above, will be recorded under the "changes in fair value of financial instruments" caption. If the MFD is closed out in the following period, there will be no asset or liability. As a result, the sum of the changes in asset or liability values will always, by definition, total zero.

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

Because these securities are publicly-traded, changes in value (up or down) from our cost basis need to be recorded at the close of each accounting period. These changes are recorded in our "changes in fair value of financial instruments" line item our Statement of Operations.

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

USE OF QUICKSALE FACILITIES

We have three forms of financing available to us for funding our mortgages prior to sale into the secondary markets:

     o Our own capital base. We use our capital for this purpose only to a minimal extent. More typically, we use it to enable us to secure borrowing capabilities (Quicksale or true warehouse).

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

Whether we fund a loan via a Quicksale facility or via a true warehouse loan facility has virtually no impact on the timing of our cash flows, and only a very modest impact on the timing of when we recognize revenue from the sale of mortgages we fund. The reason for the modest timing impact is that mortgages we make typically stay "in the warehouse," or externally funded, for about two weeks. The exception to this statement will be for the loans we accumulate to sell in pools, and there is not yet enough data at hand to make any general statements about what the pattern here is or will be.

GOODWILL IMPAIRMENT CALCULATIONS

Any reader of this filing will have noted that we again took an impairment charge against the carrying value of the Goodwill on our balance sheet this year, this time for $2.7 million (versus $1.0 million in fiscal 2004).

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

ITEM 7.  FINANCIAL STATEMENTS






                      TRANSNATIONAL FINANCIAL NETWORK, INC




                                    CONTENTS



        Contents                                                   Page
        --------                                                   ----
        Report of Independent Registered Public Accounting Firm     F-2
        Balance Sheets                                              F-3
        Statements of Operations                                    F-4
        Statements of Stockholders' Equity                          F-5
        Statements of Cash Flows                                    F-6
        Notes to Financial Statements                           F-7 - F-22



             See accompanying Notes to these financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Transnational Financial Network, Inc.

We have audited the accompanying balance sheets of Transnational Financial Network, Inc. as of April 30, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed Note 16 to the financial statements, the Company has restated its 2005 and 2004 financial statements.


/s/ Burr, Pilger & Mayer LLP
San Francisco, California
July 22, 2005, except for the restatement discussed in Note 16 to the financial statements and in the sixth, twenty sixth, twenty seventh, and twenty eighth paragraphs of Note 1 to the financial statements, as to which the date is March 30, 2006







             See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                 BALANCE SHEETS
                           As of April, 2005 and 2004

                                                                                           2005               2004
                                                                                      -------------       -------------
                                                                                      (As Restated)       (As Restated)
     ASSETS

     Cash and cash equivalents                                                        $   3,058,140       $   1,585,034
     Restricted cash                                                                      1,020,000           2,000,000
     Investments held-to-maturity                                                                 -           1,015,234
     Short-term mortgage related receivables, net of allowance for early loan payoff
         penalties of $18,313 and $6,126, respectively                                      639,550             448,705
     Mortgage loans held for sale                                                         1,721,450             365,918
     Deferred tax assets                                                                          -             291,365
     Goodwill                                                                             1,257,789           3,972,305
     Property and equipment, net of accumulated depreciation of
         $904,678 and $885,381, respectively                                                 94,999             142,223
     Fair value of financial instruments                                                     14,905             192,180
     Other assets                                                                           313,234             230,901
                                                                                        -----------         -----------
     TOTAL ASSETS                                                                     $   8,120,067       $  10,243,865
                                                                                        ===========         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES

     Accrued interest payable                                                         $      62,184       $      35,735
     Accounts payable and other liabilities                                                 682,411             615,035
     Income taxes payable                                                                       336              29,180
     Settlement payable                                                                           -             639,047
     Capital lease obligations                                                                    -              21,522
     Fair value of financial instruments                                                     56,136             188,002
     Subordinated debt                                                                    3,737,700           1,512,000
                                                                                          ---------         -----------
     TOTAL LIABILITIES                                                                    4,538,767           3,040,521

     STOCKHOLDERS' EQUITY

     Preferred stock, no par value: 2,000,000 shares authorized; no shares
         issued or outstanding                                                                    -                   -
     Common stock, no par value: 20,000,000 shares authorized; 6,791,360 and
         6,828,160 shares issued and outstanding at April 30, 2005 and 2004
         respectively.                                                                   13,559,038          13,459,474
     Accumulated deficit                                                                 (9,977,738)         (6,256,130)
                                                                                        -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY                                                           3,581,300           7,203,344
                                                                                        -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   8,120,067       $  10,243,865
                                                                                        ===========         ===========

             See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended April 30, 2005 and 2004

                                                                           2005                2004
                                                                       -------------      --------------
                                                                       (As Restated)      (As Restated)
                Revenue:
                Net gain on sale of loans                              $   4,905,425      $    6,874,901
                Production income                                          5,387,900           9,637,433
                Other income                                                 134,452              47,401
                                                                         -----------         -----------

                Total Revenue                                             10,427,777          16,559,735
                                                                         -----------         -----------

                Direct Expenses:
                Commissions and production incentives                      3,385,789           5,933,985
                Production                                                   623,534           1,301,232
                Early loan payoff penalties                                   47,500              75,000
                Pair-off fees                                                  5,000              16,698
                                                                         -----------         -----------

                Total direct expenses                                      4,061,823           7,326,915
                                                                         -----------         -----------

                Interest income (expense):
                Interest income from loans in warehouse                    1,043,305           1,201,533
                Interest expense on loans in warehouse                      (716,251)         (1,066,383)
                Warehouse transactions fees                                 (124,219)           (216,956)
                                                                         -----------         -----------
                Net warehouse interest income (expense)                      202,835             (81,806)

                Interest expense on subordinated debt                       (216,358)           (282,525)
                                                                         -----------         -----------

                Net interest income (expense)                                (13,523)           (364,331)
                                                                         ------------        -----------

                Gross profit on mortgage activities                        6,352,431           8,868,489

                Indirect expenses:
                Salaries and benefits                                      3,919,055           4,350,705
                General and administrative                                 2,323,252           2,173,568
                Occupancy                                                    746,771             696,547
                Depreciation and amortization                                 70,490              96,507
                                                                         -----------         -----------

                Total indirect expenses                                    7,059,568           7,317,327
                                                                         -----------         -----------

                Impairment of goodwill                                    (2,714,516)         (1,049,760)
                                                                         -----------         -----------

                Operating (loss) income                                   (3,421,653)            501,402
                                                                         -----------         -----------

                Other Income (Expense)
                Other interest income (expense)                               19,015             (96,504)
                Change in fair value of financial instruments                (45,409)           (555,122)
                                                                         ------------        ------------

                Total Other Income (Expense)                                 (26,394)           (651,626)
                                                                         -----------         ------------

                Loss before provision for income taxes                    (3,448,047)           (150,224)

                Income tax provision (benefit)                               273,561            (170,710)
                                                                         -----------         -----------

                Net (Loss) Income                                      $  (3,721,608)     $       20,486
                                                                         ===========         ===========

                Basic net (loss) income per share                            $(0.55)             $0.00
                Fully diluted net (loss) income per share                    $(0.55)             $0.00



             See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2005 and 2004

                                                                 Common Stock           Accumulated
                                                           Shares         Amount          Deficit         Total
                                                                                       (As Restated)  (As Restated)

       Balance, May 1, 2003                              6,760,181     $  13,456,182    $(6,276,616)   $  7,179,566

       Common stock, registration costs                                      (45,000)                       (45,000)
       Issuance of common stock for options exercised       67,979            48,292                         48,292

       Net income for year                                                                   20,486          20,486
                                                          --------       -----------      ---------     -----------

       Balance, April 30, 2004                           6,828,160        13,459,474     (6,256,130)      7,203,344
       Purchase treasury stock                             (36,800)          (37,198)                       (37,198)
       Stock option expense                                                  136,762                        136,762
       Net loss for year                                                                 (3,721,608)     (3,721,608)
                                                          --------       -----------      ----------    -----------

       Balance, April 30, 2005                           6,791,360     $  13,559,038    $(9,977,738)   $  3,581,300
                                                         =========       ===========      ==========    ============





























             See accompanying Notes to these financial statements.
                                       F-5

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended April 30, 2005 and 2005

                                                                                           2005                  2004
                                                                                      -------------         -------------
                                                                                      (As Restated)         (As Restated)
         Cash flows from operating activities:

         Net (loss) income                                                            $  (3,721,608)        $      20,486
         Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
           Depreciation and amortization                                                     74,913                96,507
           Net change in fair value of financial instruments                                 45,409               555,122
           Impairment of Goodwill                                                         2,714,516             1,049,760
           Provision for early payoff penalties                                              47,500                 9,532
           Stock options expense                                                            136,762                     -
           Deferred tax assets                                                              291,365              (291,365)
         Net effect of changes in assets and liabilities:
           Other assets                                                                     (86,757)              (76,425)
           Accrued interest payable                                                          26,449               (24,334)
           Accounts payable and other liabilities                                            67,376              (322,899)
           Income taxes payable                                                             (28,844)               29,180
         Net effect of changes in mortgage lending activities:
           Mortgage related short term accounts receivable                                 (238,345)              762,180
           Mortgage loans originated for sale                                          (380,550,562)         (612,283,069)
           Proceeds from sales of mortgage loans                                        379,195,030           613,063,200
                                                                                        -----------           -----------

         Net cash (used in) provided by operating activities:                            (2,026,796)            2,587,875
                                                                                        -----------           -----------

         Cash flows from investing activities:

         Net decrease in restricted cash                                                    980,000               650,000
         Purchases of property and equipment                                                (23,265)              (68,640)
         Sales (purchases) of investments held to maturity                                1,015,234            (1,015,234)
                                                                                        -----------           -----------

         Net cash provided by (used in) investing activities:                             1,971,969              (433,874)

         Cash flows from financing activities:

         Warehouse lines of credit - net borrowings (repayments)                                  -              (789,445)
         Proceeds from stock option exercises                                                     -                48,292
         Purchase of treasury stock                                                         (37,198)                    -
         Capitalized stock registration costs                                                     -               (45,000)
         Payments on capital lease obligations                                              (21,522)              (20,142)
         Borrowings on subordinated debt                                                  2,875,700               750,000
         Repayments of subordinated debt                                                   (650,000)           (1,285,000)
         Payments on settlement payable                                                    (639,047)           (1,075,668)
                                                                                        -----------           -----------

         Net cash provided by (used in) financing activities:                             1,527,933            (2,416,963)

         Net increase (decrease) in cash and cash equivalents                             1,473,106              (262,962)

         Cash and cash equivalents, beginning of period                                   1,585,034             1,847,996
                                                                                        -----------           -----------

         Cash and cash equivalents, end of period                                     $   3,058,140         $   1,585,034
                                                                                        ===========           ===========




             See accompanying Notes to these financial statements.
                                       F-6

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

         The Company enters into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding (rate lock commitments). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but which carry rate lock commitments) the Company undertakes certain activities to protect our mortgage position. The Company follows the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate its exposure to interest rate risk on substantially all funded and committed mortgage loans expected to be funded. These forward delivery commitments are either on a "best efforts" or "mandatory basis". The rate lock commitments on pipeline loans in process, and the "mandatory basis" forward sale delivery commitments are recorded at fair value with changes in fair value recorded in statements of operations under "changes in fair value of financial instruments". The Company has not designated its practice of entering into forward delivery commitments as hedging activity within the definition of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

                                                                                        Years Ended
                                                                                April 30, 2005   April 30, 2004
                                                                                (As Restated)     (As Restated)
                                                                             -----------------  ----------------
              Net income                                                     $  (3,721,608)      $      20,486
                Add: Stock based employee compensation expense
                  reported in net Loss, net of tax effects                   $       2,010       $           0
                Deduct Stock-based employee compensation
                  determined under the fair value based
                  method (net of related tax effects)                             (127,352)           (194,645)
                Pro forma                                                    $  (3,846,950)      $    (174,159)
              Basic income per common share
                As reported                                                        $(0.55)              $0.00
                Pro forma                                                          $(0.57)             $(0.03)
              Diluted (loss) income per common share
                As reported                                                        $(0.55)              $0.00
                Pro forma                                                          $(0.57)             $(0.03)

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

         This preliminary gain or loss is then multiplied by the estimated "pull through" rate to determine the fair market value gain or loss on the interest rate lock commitment. The pull through rate represents the ratio of the dollar volume of loans that are funded in relation to the dollar volume of loans that were contracted for with mortgage borrowers using interest rate lock commitments. The Company estimates it future pull through rate based upon its historical six month average. The Company applies the pull through rate in this fashion because historically, as is typical in the industry, 100% of all interest rate lock commitments would not be expected to close. If in future periods the actual pull through rate was higher than the rate used in these calculations then the gain/loss would likewise be increased. If in future periods the actual pull through rate was lower than the rate used in these calculations then the gain/loss would likewise be decreased. Historically, pull through rates tend to increase with increasing interest rate trends and decrease with decreasing rate trends, as borrowers close loans at a higher frequency when rates are rising and at a lower frequency when rates are declining.

         In addition, when we lock a loan commitment with a borrower, the majority of the time we simultaneously secure a best efforts purchase confirmation with a secondary market investor. These confirmations give us the right, but not the obligation, to sell the specific loan to a secondary market investor on a specified set of terms for a specified period of time. We refer to these as "best efforts puts" and these "puts" are then valued in an additional calculation. Because the "puts" permit, but do not require us to deliver a given loan a certain terms, the value of any given "put" will only be zero (if interest rates decline) or positive (if interest rates rise). It will never be negative.

         The sum total of all these "puts" is then multiplied by the Company's most recent six month average Pull Through Rate (loan commitments that actually proceed to funding), and the resulting figure is then either a potential asset or a zero value. Period-to-period changes in this amount are recognized in our Statement of Operations on the line "changes in fair value of financial instruments".

         These statement of operations items (the changes in value of both the locked pipeline and the best efforts "puts"), as recorded, are always non-cash items. The combined calculations will generally result in only a small entry on our income statement unless interest rates change dramatically from one accounting period to another and we have not secured a best efforts purchase confirmation with a secondary market investor for a material portion of our locked pipeline.

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

         The Company applies SFAS No. 133 to the accounting of certain hedging activity it engages in to hedge against interest rate risks posed by its portfolio of loans held for sale as "bulk" or "mini-bulk" at any given time. In order to limit the capital risks associated with possible interest rate changes during the time these mortgage loans are being accumulated and before a selling price is set, the Company enters into the purchase or sale of publicly-traded securities whose price movements are thought to be inverse to the movements of mortgage loan prices. Because these securities are publicly-traded, changes in value (up or down) from the Company's cost basis need to be recorded at the close of each accounting period. These changes are recorded in the "changes in fair value of financial instruments" line item on the Statement of Operations. To the extent that the value of these securities does not move in inverse direction to mortgage loans or to the extent that such price movements are not exactly in tandem with movement in interest rates associated with mortgage loans, or to the extent that the Company's hedge amounts do not fully cover the realized pull-through rate effected nominal mortgage loan exposure, the Company's bulk mortgage loans will not be fully hedged and the gain or loss on these securities may not fully protect the value of the underlying mortgage loan portfolio.

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

         The Company has determined that either it does not qualify for, or that it is uneconomic to attempt to qualify for, Hedge Treatment accounting under SFAS 133 for bulk loans. Therefore, under current accounting rules applicable to the Company, the Company marks loans held for sale to market in the negative direction, but marks them to market in the positive direction only up to the limit of the Company's basis in the loans.

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

         The FASB issued Statement 123R, "Share-Based Payment," which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after December 15, 2005. Retroactive application of the requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB has concluded that companies could adopt the new standard in one of two ways. First, under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are non-vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for recognition or pro forma purposes). Second, under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company qualifies as a small business as defined in SEC Regulation S-B and has thus not adopted Statement 123R. Alternatively, the Company provides pro forma disclosure information under SFAS 123 (see Note 6).

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

         Note 2 - Property and Equipment

         Major classifications of property and equipment at the dates indicated are summarized as follows:

                                                                             April 30, 2005          April 30, 2004
                                                                             --------------          --------------

              Furniture, fixtures and equipment                              $     924,064           $      954,425
              Leasehold improvements                                                75,613                   73,179
                                                                                ----------              -----------
              Total                                                                999,677                1,027,604
              Less; Accumulated depreciation and amortization                     (904,678)                (885,381)
                                                                                ----------              -----------
              Property and equipment, net                                    $      94,999           $      142,223
                                                                                ==========              ===========


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

         The future annual principal repayments of subordinated debt for the fiscal years ended April 30, are as follows:

                     2006                           $           0
                     2007                           $     850,000
                     2008                           $     200,000
                     2015                           $   2,687,700
                                                      -----------

                     Total                          $   3,737,700
                                                      ===========

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

         The table below summarizes aggregate activity for all options programs:


                                                                             All Option Programs
                                                                                             Weighted
                                                                                              Average
                                                                         Stock               Exercise
                                                                        Options                Price
                Outstanding at May 1, 2003                             1,422,816               $2.15
                      Grants                                             234,000                1.15
                      Exercises                                          (67,979)               0.65
                      Forfeitures                                       (162,765)               0.68
                                                                       ---------               -----
                Outstanding at April 30, 2004                          1,426,072               $2.23
                      Grants                                              29,000                0.60
                      Exercises                                                0                0.00
                      Forfeitures                                       (261,526)               1.01
                                                                       ---------               -----
                Outstanding at April 30, 2004                          1,193,546               $2.30
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

         Information about stock options outstanding as of April 30, 2005 is summarized as follows:

                                                                   Weighted                    Weighted
                                                                    Average                     Average
                                                    Average        Exercise                    Exercise
                  Range of                         Remaining       Price of                    Price of
                  Exercise           Options      Contractual       Options        Options      Options
                   Prices          Outstanding   Life in Years    Outstanding    Exercisable  Exercisable
                -------------      -----------   -------------    -----------    -----------  -----------
               $0.22 to $1.00        692,345          6.04           $0.73         692,345         $0.73
               $1.01 to $2.45        243,201          7.23           $1.24         243,201         $1.24
                    $7.50            258,000          3.53           $7.50         258,000         $7.50
                                   ---------                                     ---------
                                   1,193,546          6.15           $2.30       1,193,546         $2.30
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

         The computations of basic and diluted net income per share are as follows:

                                                                                        Year Ended
                                                                             April 30, 2005      April 30, 2004
                                                                              (As Restated)       (As Restated)

                Net (loss) income                                            $  (3,721,608)      $      20,486

                Weighted average number of share outstanding                     6,792,224           6,796,385
                                                                                ----------         -----------

                Basic net (loss) income per share                                  $(0.55)              $0.00
                                                                                   ======               =====

                Effect of dilutive options                                               -             289,028

                Diluted weighted average number of shares outstanding            6,792,224           7,085,413
                                                                                ----------         -----------

                Diluted net income/(loss) per share                                $(0.55)              $0.00
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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

         Note 9 - Income Taxes

         The provision (benefit) for income taxes for the time periods indicated were as follows:

                                                                            Expense (Benefit)

                                                                               Year Ended
                                                                    April 30, 2005      April 30, 2004
                                                                    --------------      --------------
                      Current
                         Federal                                       $         0        $    17,768
                         State                                             (17,804)           102,887
                                                                         ---------           --------
                      Total Current                                        (17,804)           120,655
                                                                         ---------           --------

                      Deferred
                         Federal                                           291,365           (240,739)
                         State                                                  (0)           (50,626)
                                                                         ---------           --------
                      Total Deferred                                       291,365           (291,365)
                                                                         ---------           ---------

                      Total income tax (benefit) provision             $   273,561        $  (170,710)
                                                                         =========           ========



         The effective federal and state tax rates for the time periods indicated differs from the statutory tax rates as follows:

                                                                               Year Ended
                                                                    April 30, 2005      April 30, 2004
                                                                    --------------      --------------
                                                                     (As Restated)       (As Restated)
                                                                     ------------         ------------
                    Federal income tax at statutory rates                34.0%               34.0%
                    Valuation allowance                                 (35.94)%           (158.44)%
                    Federal alternative minimum tax ("AMT") rate          0.0%                2.0%
                    State income tax at statutory rates                   8.84%               8.84%
                                                                        -------            ---------
                                                                          6.9%             (113.6)%
                                                                        =======            =========


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are approximately as follows:

                                                                      April 30, 2005      April 30, 2004

                Deferred tax assets:
                    Net operating loss carryforwards                   $   2,985,000      $    2,576,000
                    Goodwill                                               1,127,000             147,000
                    Property & equipment                                       6,000                   0
                    Financial instruments                                     20,000                   0
                    State taxes                                               27,000              26,000
                    Other assets                                              69,000              34,000
                    Allowance                                                 12,000              32,000
                    Stock options                                             55,000                   0
                    AMT credit                                                20,000              29,000
                                                                         -----------         -----------
                Total deferred tax assets                                  4,321,000           2,844,000
                                                                         -----------         -----------

                Deferred tax liabilities:
                    Financial instruments                                         (0)            (73,000)
                    Property and equipment                                        (0)             12,000
                    Other                                                    (20,000)             (4,000)
                                                                         -----------         -----------
                Total deferred tax liabilities                               (20,000)            (89,000)
                                                                         -----------         -----------

                Net deferred tax asset before valuation allowance          4,301,000           2,755,000
                                                                         -----------         -----------

                Valuation allowance                                       (4,301,000)         (2,464,000)
                                                                         ----------          -----------

                Net deferred tax                                       $           0      $      291,000
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

         Best Efforts Puts with Secondary Market Investors

         Fair value is estimated based upon the difference between the current value of similar loans and the sales price at which the Company has received a purchase commitment from a secondary market investor. Since this category of financial instrument is most analogous to a put, its value will never be negative.

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

         A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of the dates indicated, including financial instruments whose contract amount represents credit risk only, is as follows:

                    Description                                       April 30, 2005      April 30, 2004
                    -----------                                       --------------      --------------
                    Commitments to extend credit                       $  21,772,820      $39,667,350
                    Mandatory forward delivery commitments             $   2,741,500            -



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

         Note 12 - Settlement Payable

         On December 2, 2002, the Company reached a final settlement of the lawsuit between it and the two former principals of LRS, Inc. an entity acquired by the Company in 1999. The Company settled on an amount of the purchase price to be paid to the LRS principals pursuant to the Purchase Agreement ("Agreement"). The Agreement specified that the final purchase price would be based on the earnings of the LRS operating unit from acquisition date through July 31, 2003. The settlement modified the method used to determine the amount to be paid to the former principals for the period from November 1, 2002 through July 31, 2003. The obligation arising from the settlement of the lawsuit was paid in full during the current fiscal year. For the years ended April 30, 2005 and 2004, $639,047 and $1,075,688, respectively, were paid under the settlement.

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
                                                              Operating Leases

         2006                                                 $   434,796

         2007                                                     323,111

         2008                                                     332,804

         2009                                                     342,788

         2010                                                      57,410
                                                                  ---------

         Total                                                $ 1,490,909

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

          Note 16 - Restatements

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

Within this current filing, we are restating the balance sheet at April 30, 2005 and 2004the statement of operations for the year ended April 30, 2005 and 2004. The effects of these restatements are immaterial to Revenues, Assets, Liabilities and Equity. Because of the volatility of our net income, the restatements are material on percentage basis to net income.

The table below presents the changes to the Statement of Operations for the years ended April 30, 2005 and 20045 and the changes to the balance sheet for the years ended April 30, 2005 and 2004.

                                               Year  ended April 30, 2005                  Year ended April 30, 2004
                                               --------------------------                  -------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Changes in fair value
 of financial instruments       $   (222,496)      $   (45,409)    -79.6%     $(384,300)         $(555,122)    44.5%
Net (Loss)                      $ (3,898,695)      $(3,721,608)     -4.5%     $ 191,308          $  20,486    -89.3%
Earnings per Share                  $ (0.57)          $ (0.55)      -3.5%       $ 0.03              $0.00     100.0%



Balance Sheet Items at:
April 30, 2005               As Reported          Restated         %Chg
--------------               -----------          --------         ----
Fair Value
of financial Instruments-
Asset                                  -        $   14,905           nm
(Liability)                      (47,496)          (56,136)          nm
                                  -------          --------          --
Net                           $  (47,496)       $  (41,231)      -32.2%
Accumulated Deficit           $9,984,003        $9,977,738           nm

Balance Sheet Items at:
April 30, 2004               As Reported          Restated        % Chg
--------------               -----------          --------        -----
Fair value
of financial instruments-
Asset                         $  175,000        $  192,180         9.8%
(Liability)                            -          (188,002)          nm
                                       -          ---------
Net                           $  175,000        $    4,178       -97.6%
Accumulated Deficit           $6,085,308        $6,256,130         2.8%

ITEM 8A - CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During a routine review of various spreadsheets, the Company's current Chief Financial Officer discovered an error in the spreadsheet calculating the value of our locked pipeline of mortgage loan commitments to borrowers. This is explained more fully in Note 16 - Restatements. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, including a review of spreadsheet controls. As a result of that evaluation, despite the fact that the spreadsheet error was an isolated incident, it was determined that a significant deficiency did exist which has since been remediated by the Company increasing its monitoring controls over spreadsheet preparation. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions, other than mentioned above, have been taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

The conditions leading to the restatements referred to in this filing were discovered by management and the Audit Committee as part of their normal review processes. Management and the Audit Committee believe the errors that lead to the aforementioned restatements were neither significant nor material because the figures were immaterial by any reasonable standard, did not affect cash flows and did not affect the company's ability to conduct its business. Furthermore, the issues discovered with respect to the investor loan locks, or "puts", revolved around relatively arcane accounting issues where there tends not be general agreement in their application.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Transnational Financial Network, Inc.



      /s/ Joseph Kristul
      ----------------------------------------
      Joseph Kristul, Chief Executive Officer

      /s/ Thomas Schott
      ----------------------------------------
      Thomas Schott, Chief Financial Officer

      Date: April 6, 2006



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Joseph Kristul                    Director          April 6, 2006
      --------------------------
      Joseph Kristul



      /s/ Maria Kristul                     Director          April 6, 2006
      --------------------------
      Maria Kristul



      /s/ Robert A. Forrester               Director          April 6, 2006
      --------------------------
      Robert A. Forrester



      /s/ Alex Rotzang                      Director          April 6, 2006
      --------------------------
      Alex Rotzang



      /s/ J. Peter Gaskins                  Director          April 6, 2006
      --------------------------
      J. Peter Gaskins



      /s/ Paul Garrigues                    Director          April 6, 2006
      --------------------------
      Paul Garrigues