Form 10KSB
period 2006-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2006-07-27
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

                                   (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2006

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 1-14219


                      Transnational Financial Network, Inc
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes -- No [X]


State issuer's revenues for its most recent fiscal year: $ 11,179,669.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2006: $7,685,537.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 6,801,360

ITEM 1. BUSINESS

GENERAL

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by one to four family residential properties, principally in the San Francisco Bay Area, Southern California, and Arizona.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains net branches in association with local mortgage brokerage companies. As of April 30, 2006, the Company maintained one net branch in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting net branches from our branch network on an opportunistic basis.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. At April 30, 2006 the Company maintained wholesale offices in San Francisco, Costa Mesa and San Ramon, California and Scottsdale, Arizona. The Company operates in one business segment
- mortgage banking.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                    TABLE 1-1
                        DIVISIONAL LOAN PRODUCTION VOLUME
                                    ($ 000s)

Quarter Ending                       4/30/06           1/31/06          10/31/05          7/31/05           4/30/05
--------------                       -------           -------          --------          -------           -------

Wholesale Division
         Volume                     $ 80,233          $  80,624          $100,467         $129,469          $ 84,427
         Percent of Volume                64%                63%               59%              62%               54%
         Number of Loans                 360                357               492              617               379
         Average Loan Size          $    223          $     226          $    204         $    210          $    223

Retail Division
         Volume                     $ 45,288          $  47,391          $ 68,617         $ 79,092          $ 71,100
         Percent of Volume                36%                37%               41%              38%               46%
         Number of Loans                 117                123               205              223               203
         Average Loan Size          $    387          $     385          $    335         $    355          $    350

Total Loan Production
         Volume                     $125,521          $ 128,015          $169,084         $208,561          $155,527
         Number of Loans                 477                480               697              840               582
         Average Loan Size          $    263          $     267          $    243         $    248          $    267


THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa and San Ramon, California and Scottsdale, Arizona.

During the quarter ended April 30, 2006, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 1-2
                               Pull Through Rates

     Quarter Ended            Apr06    Jan06    Oct05   Jul 05  Apr 05   Jan 05   Oct 04   Jul 04   Apr 04
     -------------            -----    -----    -----   ------  ------   ------   ------   ------   ------

         Rate                 75%      73%      75%     75%     74%      77%      65%      66%      71%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of April 30, 2006, we had two financing facilities in place for a total borrowing capacity of up to $75 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to expand substantially our business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

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

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines, presently mortgage loans greater than $417,000 are called jumbo loans. Jumbo loans comprised approximately 38% and 47% of the wholesale mortgage loans we originated for the quarters ended April 30, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:

                                    TABLE 1-3
                        WHOLESALE MORTGAGE LOANS BY TYPE

Quarter Ending                                                4/30/06    1/31/06   10/31/05   7/31/05    4/30/05
--------------                                                -------    -------   --------   -------    -------

1 month adjustable-rate (various total terms)                   7.2%       9.6%       5.9%      4.1%       1.9%
6 month adjustable-rate (various total terms)                   1.1        0.6        0.4       2.3        2.6
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       18.8       16.9       16.4       4.0        7.9
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.3        0.3        0.8       1.0       16.9
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       21.7       23.0       24.2      33.5       21.6
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.8        2.5        0.4       1.2        0.0
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        2.8        0.6        0.0       0.0        0.0
10 year term fixed-rate                                         0.0        0.0        0.0       0.0        0.0
15 year term fixed-rate                                        13.3        7.3        4.9       3.2       13.9
20 year term fixed-rate                                         2.5        2.5        2.8       0.5        0.0
30 year term fixed-rate                                        15.6       19.1       21.4      28.4       19.9
HELOC                                                          11.4       11.2       11.0      12.4        6.4
Equity Line                                                     3.9        5.6        5.9       7.0        8.9
Other                                                           0.6        0.8        5.9       2.4        0.0
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%

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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 1-4
                      WHOLESALE LOAN TO VALUE DISTRIBUTION

                  Quarter Ended          4/30/06      1/31/06    10/31/05    07/31/05     04/30/05
                  -------------          -------      -------     -------    --------     --------

                  50 or less               3.4%         4.3%        6.0%        8.9%         4.9%
                  50.01 - 60               4.4          4.8         4.9         4.9          5.7
                  60.01 - 70               9.4         17.1        19.1        20.2         20.2
                  70.01 - 80              77.3         70.3        65.7        63.4         65.0
                  80.01 - 85               2.5          1.0         1.8         2.0          2.1
                  85.01 - 90               2.5          1.0         1.8         0.0          1.4
                  90.01 - 95               0.0          0.5         0.0         0.6          0.7
                  95.01 or more            0.5          1.0         0.7         0.0          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN CREDIT SCORES

Borrower credit scores are also an important tool in determining the quality of loans produced by a lender. In underwriting a potential mortgage loan, we will obtain credit scores from the borrower's credit report. A credit report contains information on credit history, including existing and previously repaid debt, and payment history on each obligation. There are three primary credit repositories that keep historical data and provide credit reports on potential borrowers. Each has a scoring model, the most common of which is referred to as the Fair Isaac Credit Organization (FICO) score. The FICO score is a 3-digit number that can range from 300 to 850 and is based on payment histories, amounts owed, length of credit history, new credit and types of credit use.

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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:

                                    TABLE 1-5
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          4/30/06      1/31/06    10/31/05    07/31/05     04/30/05
                  -------------          -------      -------     -------    --------     --------

                  800 +                    0.6%         0.6%        1.2%        1.7%         0.7%
                  775 - 799                3.9          5.3         4.5         7.1          7.9
                  750 - 774                9.2          8.4        12.8        11.8         10.5
                  725 - 749                9.7         12.4        15.0        17.9         19.7
                  700 - 724               16.7         18.8        15.9        15.8         15.8
                  675 - 699               15.0         18.4        15.0        20.5         16.9
                  650 - 674               21.0         12.9        15.0        11.4         10.7
                  625 - 649               11.7         12.1         9.7         8.7          7.3
                  600 - 624                6.8          5.1         6.9         3.6          4.5
                  575 - 599                4.2          3.1         1.8         0.0          2.4
                  550 - 574                0.6          1.7         0.8         0.2          0.6
                  Below 550                0.3          0.6         1.2         0.2          2.1
                  No score available       0.3          0.6         0.2         1.1          0.9
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE GEOGRAPHIC CONCENTRATION

The Company originates wholesale loans most heavily in California and Arizona. During the quarters ended April 30, 2006 and 2005, the Company's wholesale loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 1-6
                     WHOLESALE LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                  4/30/06       1/31/06    10/31/05    07/31/05      4/30/05
         -------------                  --------      -------    --------    --------      -------

         California                       38.6%        44.1%       36.9%       44.7%        35.8%
         Arizona                          39.9%        40.2%       54.3%       43.1%        56.1%
         Nevada                            2.8%         2.0%        2.6%        5.3%         1.5%
         Florida                          10.8%         4.5%        2.4%        3.9%         2.8%
         Washington                        4.7%         4.2%        0.0%        0.0%         0.0%
         Others                            3.2%         5.0%        3.8%        3.0%         3.8%
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the quarters ended April 30, 2006 and 2005, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:

                                    TABLE 1-7
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE

                  Quarter Ended          4/30/06      1/31/06    10/31/05    07/31/05      4/30/05
                  -------------          -------      -------    --------    --------      -------

                  Single family           52.8%        57.0%       48.4%       46.4%        46.0%
                  Planned Unit Dev.       29.2         22.5        26.4        35.4         34.5
                  Condominium             14.4         12.9        19.3        10.3          6.9
                  2 - 4 family             3.6          7.6         5.5         7.9         12.6
                  Other                    0.0          0.0         0.4         0.0          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


The table below shows the trend of the wholesale division's first lien mortgage loan origination volume, as measured by principal balance:

                                    TABLE 1-8
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

              Quarter Ended              4/30/06      1/31/06    10/31/05    07/31/05      4/30/05
              -------------              -------      -------    --------    --------      -------

               $100,000 or less           36.1%        34.8%       33.8%       37.3%        37.0%
               $100,001-200,000           26.7         24.4        29.7        26.9         30.8
               $200,001-300,000           17.2         17.1        16.3        15.3         12.4
               $300,001-400,000            6.1          9.0         9.6         8.1          6.2
               $400,001-500,000            4.2          6.2         3.7         3.9          4.5
               $500,001-600,000            3.3          2.6         3.3         2.3          2.6
               $600,001-700,000            1.9          2.2         1.2         2.1          3.6
               $700,001-800,000            1.4          0.6         0.4         1.1          0.4
               $800,001-900,000            0.0          0.6         0.6         1.7          0.6
               $900,001-1,000,000          0.8          1.1         0.8         0.7          1.1
               $1,000,001-1,500,000        1.7          1.1         0.4         0.3          0.6
               over $1,500,001             0.6          0.3         0.2         0.3          0.2
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien mortgage loan originations represented 86% and 91% of our wholesale loan originations, as measured by principal balance, for the quarters ended April 30, 2006 and 2005, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of April 30, 2006, we had relationships to sell to approximately 20 mortgage investors.

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

The purpose of doing this is to increase our gain on sale, while still limiting our exposure to changes in loan values from interest rate changes. However, the market pricing for bulk or mini-bulk sales declined part way through this past fiscal year. As a result, we have done no such accumulations since October, 2005.

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

As of April 30, 2006, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In addition, each of these facilities allows the company to accumulate loans into bulk or mini-bulk pools for sale as a group at the Company's discretion. Presently we have a firm purchase advice from an investor prior to funding under the master sale agreements for bulk and mini-bulk pools. We anticipate that, if in the future the total dollar amount of a given bulk increases, we will have to modify existing agreements or enter additional agreements which would not necessarily require a firm purchase advice at the time the mortgage loan was funded.

In addition, both of these facilities have offered to expand our borrowing capability to permit the Company to accumulate loans for bulk resale. We have not yet needed to make use of this additionally available borrowing capacity.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the fiscal years ended April 30, 2006 and 2005, the Company was required to purchase three loans each fiscal year, with principal values of $395,000 and $1,011,436, respectively. In all cases, the loans have been resold and the Company recovered its principal and fees associated with these loans. During the quarters ended April 30, 2006 and 2005, the Company had no loans subject to any repurchase agreements.

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

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse" for each quarter for the last nine fiscal quarters:

                                    TABLE 1-9
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Quarter Ended            Apr06  Jan 06   Oct 05   Jul 05   Apr 05   Jan 05  Oct 04   Jul 04   Apr 04
         -------------            -----  ------   ------   ------   ------   ------  ------   ------   ------

         Average # of Days         14      20       19       19       16       15      15       15       13


The increase (during the first three quarters of the past fiscal year) in the average number of days loans remain financed by our warehouse facilities was due to our increasing use of mini-bulk and bulk sales of mortgage loans, ie. loans we sell via this method remain financed longer than loans we sell immediately upon funding to the borrower. As explained earlier, the market for this type of bulk sales dried up in the Fall of 2005, so we stopped doing them. As a result, the average number of days in the warehouse of our loans fell in the fourth quarter of this past fiscal year.

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of April 30, 2006 contracted with 20 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 16% and 18% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the quarters ended April 30, 2006 and 2005.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the quarters ended April 30, 2006 and 2005, the average loan size originated by the retail division was approximately $387,000 and $350,000, respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 66% and 72% of the retail mortgage loans we originated for the quarters ended April 30, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended April 30, 2006 and 2005:

                                   TABLE 1-10
                         RETAIL LOAN ORIGINATION BY TYPE

         Quarter Ended                   4/30/06      1/31/06    10/31/05    07/31/05      4/30/05
         -------------                   -------      -------    --------    --------      -------

         Jumbo mortgages                  37.6%        40.6%       28.1%       58.0%        37.1%
         Conventional ARMs                20.5         18.7        24.3        12.6         43.1
         Conventional Fixed                5.1          9.8        11.9        22.7         11.9
         HELOC & Seconds                  36.8         30.9        35.7         6.7          7.9
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended April 30, 2006 and 2005, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                   TABLE 1-11
                       Retail Loan Geographic Distribution

         Quarter Ended                   4/30/06      1/31/06    10/31/05    07/31/05      4/30/05
         -------------                   -------      -------    --------    --------      -------

         California                       85.5%        78.9%       69.0%       93.3%        95.5%
         Arizona                          12.0         15.4        29.6         5.0          0.5
         New Mexico                        0.0          3.3         0.0         0.0          0.0
         Others                            2.5          2.4         1.4         1.7          4.0
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL LOAN SIZES

During the quarters ended April 30, 2006 and 2005, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                   Table 1-12
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

               Quarter Ended             4/30/06      1/31/06    10/31/05    07/31/05      4/30/05
               -------------             -------      -------    --------    --------      -------

               $100,000 or less           26.5%        19.5%       22.8%        7.6%        21.7%
               $100,001-200,000           17.9         15.5        21.0        16.0         16.3
               $200,001-300,000            9.4         12.2        16.2        19.3         15.8
               $300,001-400,000            4.3         13.8        11.9        11.8         12.9
               $400,001-500,000           12.8         14.6         8.1        11.8         10.9
               $500,001-600,000           10.3          8.9         7.6         9.2          4.0
               $600,001-700,000            5.1          5.7         3.8        10.9          9.9
               $700,001-800,000            6.0          3.3         2.4         5.0          2.5
               $800,001-900,000            0.0          0.0         1.4         3.4          1.5
               $900,001-1,000,000          1.7          1.6         3.3         2.5          2.5
               $1,000,001-1,500,000        3.4          3.3         0.5         1.7          2.0
               over $1,500,001             2.6          1.6         1.0         0.8          0.0
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 91% and 91% of our total loan originations, as measured by principal balance, for the quarters ended April 30, 2006 and 2005, respectively.

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

EMPLOYEES

As of April 30, 2006, the Company had 97 employees, 95 of which were full-time. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be excellent.

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

The Company leases additional offices in Campbell, California (6,991 square feet with a monthly rental of $10,005 and a term expiring September 2008); Costa Mesa, California (1,624 square feet with a monthly rental of $3,654 and a term expiring July 2008); Scottsdale, Arizona (5,204 square feet with a monthly rental of $10,033 and a term that expires in July, 2008) and San Ramon, California (2,470 square feet with monthly rental of $4,940 and a term that expires March 2009). Some space in these locations is currently under sub-lease to unrelated third parties.

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

The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's common stock for the quarterly periods indicated during the years ended April 30, 2006 and 2005:

                                    TABLE 5-1
                      PRICE RANGE OF COMPANY'S COMMON STOCK

                                                            High        Low
             2006    1st Quarter (May 05 - Jul 05)          $0.62      $0.39
                     2nd Quarter (Aug 05 - Oct 05)           0.62       0.41
                     3rd Quarter (Nov 05 - Jan 06)           0.51       0.33
                     4th Quarter (Feb 06 - Apr 06)           0.45       0.24
             2005    1st Quarter (May 04 - Jul 04)           1.08       0.70
                     2nd Quarter (Aug 04 - Oct 04)           0.77       0.56
                     3rd Quarter (Nov 04 - Jan 05)           0.63       0.52
                     4th Quarter (Feb 05 - Apr 05)           0.74       0.47

The Company did not pay any dividends in 2006 or 2005. The Company's warehouse lines of credit do not prohibit payment of dividends, unless the Company is in default of covenants or payment of such dividends would result in an event of default, including requirements for certain agreed upon tangible net worth.

As of April 30, 2006 there were approximately 460 shareholders of the Company's common stock.

Equity-Compensation Plan Information

The following table summarizes information regarding the Company's equity compensation plans as of April 30, 2006:

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


(1) See Notes 1 and 6 to the Financial Statements contained at Item 13 for further information.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto included as Item 13 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

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

INTRODUCTION

For a discussion of the general nature of the Company's business and some of the important operating metrics, please refer to Item 1 of this filing. Table 6-1, immediately following, is largely a repeat of the data presented in Item 13 of this report and is done for the convenience of the reader.

                                    TABLE 6-1
                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                             STATEMENT OF OPERATIONS

                                                     Quarter Ended April 30                      Year Ended April 30
                                                     ----------------------                      -------------------
                                                   2006          2005      % Chng.            2006        2005    % Chng.
                                                   ------------------      -------            ----        ----   --------

Revenue:
      Net gain on sale of mortgages            $ 1,095,318  $  1,373,593     -20 %     $  5,743,715   $ 4,905,425    17%
      Production revenue                         1,125,233     1,397,379     -19%         5,244,887     5,387,900    -3%
      Other revenue                                  4,848        33,083     -85%           191,066       134,452    42%
                                                     -----        ------                    -------        ------

      Total revenue                            $ 2,225,399  $  2,804,055     -21%      $ 11,179,669   $10,427,777     7%

Direct expense:
      Commission and production incentives     $   753,563  $    971,213     -22%      $  3,122,129   $ 3,385,789    -8%
      Production expense                           295,906       164,278      80%           981,570       623,534    57%
      Pair-off fees                                  3,750           500       nm             3,750         5,000   -25%
      Provision for early payoff penalties               0        14,000       nm            15,000        47,500   -68%
                                                         -        ------                      -----        ------

      Total direct expense                     $ 1,053,219  $  1,149,991      -8%      $  4,122,449   $ 4,061,823     1%

Net interest income (expense)
      Interest income on loans in warehouse    $   236,583  $    299,375     -21%      $  1,402,747   $ 1,043,305    34%
      Interest expense on loans in warehouse      (214,945)     (218,100)     -1%        (1,254,287)     (716,251)  -75%
      Warehouse transaction fees                   (23,120)      (32,285)    -28%          (122,901)     (124,219)   -1%
                                                   --------      --------                  ---------     ---------

      Net warehouse interest income(expense)        (1,482)       48,990    -103%            25,559       202,835   -87%

      Interest expense - subordinated debt         (83,367)      (87,776)     -5%          (340,895)     (216,358)   58%
                                                   --------     ---------                  ---------     ---------
      Net interest income (expense)            $   (84,849) $    (38,786)    119%      $   (315,336)  $   (13,523) 2232%

Gross profit on mortgage activities            $ 1,087,331  $  1,615,278     -33%      $  6,741,884   $ 6,352,431     6%

Indirect expense
      Salaries and benefits                    $   938,318  $  1,086,745     -14%      $  4,717,272   $ 3,919,055   -20%
      General and administrative                   711,791       514,502      38%         2,505,562     2,323,252     8%
      Occupancy                                    177,639       204,443     -13%           702,114       746,771    -6%
      Depreciation                                  23,599        17,338      36%            80,310        70,490    14%
                                                    ------        ------                     ------        ------

      Total indirect expense                   $ 1,851,347  $  1,823,028       2%      $  8,005,258   $ 7,059,568    13%

Impairment of Goodwill                            (797,855) $ (2,714,516)    -71%          (797,855)  $(2,714,516)  -71%

Operating income (loss)                        $(1,561,871) $ (2,922,266)    -47%      $ (2,061,229)  $(3,421,653)  -40%

Non-operating income (expense):
      Other interest income (expense)               28,895         8,555     238%            62,227        19,015  -227%
      Change in fair value of financial
      instruments                                  (21,141)      (69,543)    -70%            46,390       (45,409) -202%
                                                                 --------                                 --------
      Total non-operating income (expense)           7,754       (60,988)   -113%           108,621       (26,394)    nm
                                                     -----       --------                   -------       --------

Income (loss) before taxes                      (1,554,117)   (2,983,254)    -48%        (1,952,612)   (3,448,047)  -43%

Provision (benefit) for income taxes                 1,200       273,561    -100%             1,200       273,561   100%

Net income (loss)                              $(1,555,317) $ (3,256,815)    -52%      $ (1,953,812)  $(3,721,608)  -48%
                                               ============ =============                ===========  ============

QUARTER AND YEAR ENDED APRIL 30, 2006 COMPARED TO QUARTER AND YEAR ENDED APRIL 30, 2005

Year-over-year revenues decreased 21% in the recently ended quarter, gross profits decreased 33% from $1.6 million to $1.1 million, and the net loss decreased 48% from $3 million to $1.6 million. For the year, revenues increased 7%, gross profits increased 6% and the net loss decreased 31% from $3.7 million to $2.0 million.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                    TABLE 6-2
                               ORIGINATION VOLUMES
                                  ($ millions)

Quarter Ended            4-30-06    1-31-06   10-31-05   7-31-05    4-30-05   1-31-05 10-31-04   7-31-04    4-30-04
-------------            -------    -------   --------   -------    -------   ------- --------   -------    -------

Wholesale                  $ 80       $ 81      $100      $130       $ 84       $ 91      $ 94      $ 98      $128
Retail                       45         47        69        79         71         72        64        83       144
                           ----       ----      ----      ----       ----       ----      ----      ----      ----
Total                      $125       $128      $169      $209       $155       $163      $158      $181      $272
                           ====       ====      ====      ====       ====       ====      ====      ====      ====


REVENUE ANALYSIS

In the fourth quarter, our year-over-year Total revenues decreased 21%, virtually the same as the 19% decline in our overall mortgage orginations. Full year Total revenues increased 7%, while full year mortgage originations declined 4%. The major factors at work here were:

     1. For the full year, the Net gain on sale of mortgages increased 17%, coming from two sources. First, the Gain on Sale Margin increased from 134 basis points to 147 basis points, a ten percentage point increase. Second, our total whole mortgage originations increased 7% for the year.

     2. As discussed in previous reports, our Gain on Sale margin has increased because of a shift in our product mix toward higher margin products.

     3. Notwithstanding the foregoing, our wholesale originations experienced downward origination pressure in the last two quarters of our year for reasons discussed below.

     4. Retail mortage originations fell sharply in the last half of our year. This reflects its concentration in the greater San Francisco area, and the pressures on transaction numbers and house prices in this area brought on by the increase in interest rates.

We believe two factors are at work here that are be putting pressure on the mortgage markets in which we participate.

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

As we noted in our last several reports, about half way through our previous fiscal year (fiscal 2005), we set up a wholesale origination operation (Alt Funding) that operates in parallel to our existing one. The purpose is to focus on a different market segment than the Alt-A borrowers of our traditional focus. This market is for borrowers with lower credit scores, but higher than what one normally sees in sub-prime mortgage lending. We consider them to be Alt-A-Minus borrowers. We initially set this operation up on a pilot basis in our Arizona office, and have rolled it out to our other markets.

The growth in our Alt Funding business also has another effect on the types of loans we originate: the average credit scores of our loans are going down.

Specifically, the percentage of our loans (by principal loan balance) where the borrower's FICO score is 650 or above has declined from 82.2% to 76.1% over the last year. The most significant increase occurred among borrowers with FICO scores in the 600 to 649 range, rising from 11.8% to 18.5% in the same period of time. The largest part of this change occurred prior to April 30, 2005, although we are still seeing some further shift in this direction.

This is shown below in Table 6-3, a condensation of Table 1-5 in Item1.
Business.

                                    TABLE 6-3
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          4/30/06      1/31/06    10/31/05    07/31/05     04/30/05
                  -------------          -------      -------    --------    --------     --------

                  Above 700               40.1%        45.5%       49.4%       54.3%        54.6%
                  650-699                 36.0         31.3        30.0        31.9         27.6
                  600-649                 18.5         17.2        16.6        12.3         11.8
                  550-599                  4.8          4.8         2.6         0.2          3.0
                  Below 550                0.3          0.6         1.2         0.2          2.1
                  Not available            0.3          0.6         0.2         1.1          0.9
                                           ---          ---         ---        ----          ----
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%



In addition the Loan-to-Value (LTV) ratio of our loans has declined materially over the last year. For example, the percentage (by dollar value) of our loans with less than 70% LTVs decreased from 30.8 % in the quarter a year ago to 17.2% in the recently ended quarter. Part of this is due to the growth of our Alt-Funding business. However, it also is consistent with overall increased debt leverage of our society, and may be another indicator of why overall mortgage volumes are under pressure industry-wide.

Furthermore, and notwithstanding the increase in the year just ended, the large year-over-year improvements in our Gain on Sale of Loans margin are beginning to diminish, and year-over-year comparisons may be more problematic in the future.

                                    TABLE 6-4
                         WHOLESALE GAIN ON SALE MARGIN *
                                 (Basis Points)

Quarter Ended          4/30/06    1-31-06  10-31-05    7-31-05   4-30-05    1-31-05   10-31-04   7-31-04    4-30-04
-------------          -------    -------  --------    -------   -------    -------   --------   -------    -------

Gain on Sale              136       169        139       147        163       119        145       113        106

* Amounts recalculated from that previously reported to reflect restatements done in early calendar 2006.

As we have observed in the past the magnitude and time of our receipt of Forward Commitment Payout Fees can have a material impact on our reported Gain on Sale margin. While this was not material in the recently ended quarter, it will likely be, although intermittently so, in the future.

                                    TABLE 6-5
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                    ($ 000's)

Quarter Ended          4/30/06    1-31-06  10-31-05    7-31-05   4-30-05    1-31-05   10-31-04   7-31-04    4-30-04
-------------          -------    -------  --------    -------   -------    -------   --------   -------    -------

Fees Received             $ 0     $ 125       $ 87     $ 125       $ 98     $ 105      $ 271       $ 0       $ 51


GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended were 33% lower than they were in the like quarter a year ago, even though gross profits increased 6% for the full year. The factors causing the gross margin to decline year-over-year in the fourth quarter were:



     1. The largest single factor putting pressure on our gross margin in the fourth quarter was in our Direct expenses. These declined only 8%, despite an 18% decline in the total number of loans (wholesale and retail) that we originated on a year over year basis. As the mortgage industry at large continues to undergo a cyclical contraction, the environment we spoke of in our last quarterly report worsened in the recently ended quarter. I.e, we experienced an increasingly competitive environment for individuals who can originate and process mortgage loans, which forced us to raise our compensation levels to recruit and retain people. For the full year, gross profits grew less than revenues for the same reasons.

     2. Net warehouse interest income (expense) swung from a positive carry of just under $50,000 in the quarter a year ago to a net expense of just over a thousand dollars in the quarter just ended. The largest factor in this was that our borrowing costs have increased along with the increases in Federal Funds rates, while our interest income from such loans was held back by an increasing trend toward adjustable rate mortgages that have low initial rates, and away from fixed rate mortgages.

A lesser factor affecting putting pressure on our gross profit margin as a 57% increase in our subordinated debt interest expense. This results from the convertible subordinated debt we raised in January, 2005.

                                    TABLE 6-6
                           GROSS PROFIT MARGIN TRENDS*

Quarter Ended            4/30/06    1-31-06  10-31-05    7-31-05    4-30-05    1-31-05   10-31-04   7-31-04   4-30-04
-------------            -------    -------  --------    -------    -------    -------   --------   -------   -------

Gross Profit Margin        48.9%     51.6%      59.4%     60.8%      57.6%     61.7%      66.6%     61.0%      52.3%


* Amounts recalculated from that previously reported to reflect restatements done in early calendar 2006.

INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses increased 2% on a year-over-year basis during the recently ended quarter and 13% for the year just ended.. We have indicated since the Fall of last year that we we had reached a bottom in how low we could take our Indirect Expenses. As the table below clearly shows, this has been the case.

Since Indirect Expenses are relatively fixed over short-to-intermediate periods of time, by definition, pressures on our ability to originate mortgage loans will also result in pressure on our operating profitability.

The major driver of our increasing Indirect Expenses in the last year has been the Salaries and Benefits paid to non-production personnel. These have increased for two reasons:

First, we have been expanding our operations in Arizona throughout this period of time and we opened an office in San Ramon, California at the beginning of the recently ended quarter. This requires us to pay for support staff and guaranteed salary draws for production personnel in advance of seeing mortgage loan production and funding. These expenses are paid well in advance of loan production volume ramping up, thus putting pressure on our operating profitability.

Second, we are starting to experience inflationary pressures on compensation generally.

                                    TABLE 6-7
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Quarter Ended            4/30/06    1-31-06   10-31-05   7-31-05   4-30-05    1-31-05   10-31-04    7-31-04    4-30-04
-------------            -------    -------   --------   -------   -------    -------   --------    -------    -------

Total Indirect Exp.     $1,851      $1,844    $1,936     $1,898    $1,823     $1,661    $1,637      $1,702     $1,771
    Percent of Rev.       83.2%       73.3%     65.2%      55.6%     65.0%      75.6%     66.9%       68.3%      50.5%

Selected Components:
    Salaries and Ben.   $  938      $  962    $1,222     $1,119    $1,086     $  949    $  895      $  950     $1,012
    Percent of Rev.       42.2%       38.3%     41.2%      32.8%     38.8%      43.2%     36.5%       38.2%      27.7%

    Gen. and Admin.     $  712      $  687    $  521     $  586    $  515     $  520    $  550      $  559     $  559
    Percent of Rev.       32.0%       27.3%     17.5%      17.2%     18.3%      23.7%     22.5%       22.5%      15.3%

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash position plus liquid investments as of April 30, 2006, decreased by $788,730 from what it was at the end of our last fiscal quarter, January 31, 2006. Year-over-year, our unrestricted and restricted cash position plus liquid investments declined by $943,501. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. For example, in renegotiating some of the conditions of our various warehouse borrowing facilities last year, we lowered our restricted cash position from $1,025,000 to $125,000. The company agreed to invest the negotiated $900,000 into an interest-bearing twelve month restricted certificate of deposit with the warehouse lender.

Hence, the total of unrestricted and restricted cash plus short-term (cash-like) investments is what we measure in evaluating our overall liquidity.

The principal changes to our aggregate cash and investments positions during the year are shown in Table 6-8, "Simplified Sources/(Uses) of Cash," below. The statement of cash flows is included with the other financial statements in Item 13 of this filing.

The sum of the cash flow from operations in Table 6-8 for the four quarters of the current fiscal year is $895,000 lower than that shown in the the statement of cash flows in Item 137 because Table 6-8 includes changes in all forms of cash and short-term investments, including Restricted Cash, while the FASB-compliant table only addresses unrestricted forms of cash and excludes cash that has been placed in short-term investments. The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.

                                    TABLE 6-8
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                               Change from Prior Period End
                                                                 Quarter           Quarter           Quarter          Quarter
Sources (Uses)                                                   4-30-06           1-31-05          10-31-05          7-31-05
-----------------------------------------------------------------------------------------------------------------------------


Operating Cash Flows
Income Statement Related Cash Flows
Net Income (Loss)                                           $(1,555,317)       $(488,566)       $ (152,312)       $ 242,383
Add back non-cash charges/(income)
Depreciation & Amortization                                      23,599           20,595            17,960           18,156
Accrued liability write-down                                          0                0           (61,333)               0
Impairment of goodwill                                          797,855                0                 0                0
Fair value of financial derivatives changes                      21,141          (25,106)            4,753          (47,178)
Stock option expense                                                  0                0                 0                0
Income taxes payable                                                864                0                 0                0
Provision for early payoff penalties,
   net of payments                                                    0                0                             15,000
                                                                                                                          -
Actual early payoff penalties paid                               (4,599)         (13,790)          (20,475)          (1,850)
                                                                 -------         --------          --------          -------
Operational Cash Flows from the Income Statement            $  (716,457)       $(506,867)       $ (211,405)       $ 226,511

Balance Sheet Related Cash Flows
Mortgages held for sale                                          54,380        $(205,191)       $  574,032        $ 257,288
Short-term mortgage receivables                                (211,854)         293,326          (133,495)         (88,135)
Prepaid Expenses                                                (33,240)          10,871            15,887          (14,402)
Other Assets                                                     (5,500)           2,478               221           (4,856)
Accounts payable and other accrued liabilities                   99,960         (278,424)          (30,548)           8,945
                                                                 ------         ---------          --------           -----
Operational Cash Flow from the Balance Sheet                $   (96,254)       $(176,940)       $  426,097        $ 158,840

Total Cash Flow Generated/(Used) in Operations              $  (812,711)       $(683,807)       $  214,692        $ 385,351

Financing Activity Cash Flows
Issuance of subordinated debt                               $         0        $       0        $        0        $       0
Repayments of subordinated debt                             $         0                0                 0                0
Stock purchases                                             $         0                0                 0                0
Settlement paid                                             $         0                0                 0                0
Financing provided for insurance                                 39,874                0                 0                0
                                                                 ------                -                 -                -

Total Cash Flow from Financings Activities                  $    39,874        $       0        $        0        $       0

Investing Activity Cash Flows
Purchase of property and equipment                          $   (15,893)       $ (21,901)       $  (30,950)       $ (18,156)

Total Cash Flow from Investing Activities                   $   (15,893)       $ (21,901)       $  (30,950)       $ (18,156)

Net Change to Aggregate Cash                                $  (788,730)       $(705,708)       $  183,742        $ 367,195


In summary form, this table says the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter and year:

     1. The Company lost about $1.2 million in cash flow from income statement-related operations during the year just ended, culminating in a loss of about $716,000 in the fourth quarter. This reflects our low level of mortgage originations in the period and relatively high fixed Indirect Costs.

     2. The Company increased Short-Term Mortgage Receivables by about $147,000 during the year, with a large amount occurring in the fourth quarter. This is the result of ending the quarter with a larger amount of loans financed in the warehouse than previously. I.e., the haircut, or the amount of the mortgages funded that comes from our own cash resources, is included in Short-Term Mortgage Receivables. This amount will go up when we have a rise in mortgages funded by the warehouse lending facilities at the period end or measurement date.

     3. The Company decreased its Mortgages Held for Sale by about $687,000 during the year. This principally reflects the ceasing of accumulation of mortgages for bulk sale at the end of the second quarter.

     4. The Company spent about $87,000 on purchases of property and equipment during the year. This is higher than previous amounts largely because of the costs of opening our San Ramon, California office during the fourth quarter of the fiscal year just ended.

     5. The paying down of Accounts Payable and Other Accrued Liabilities in the year resulted in the use of about $200,000 of cash in the quarter just ended. This principally reflects the lower level of business the company generated during the past year, thus creating a corresponding low level of payables and accruals.

SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of April 30, 2006, the Company had a total of two financing facilities for a maximum financing capacity of up to $75 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities currently require compensating cash balances of $125,000 and a restricted certificate of deposit of $900,000.

More detailed data on these facilities is presented in Note Number 3 to the Financial Statements presented in Item 13.

Our overall funding strategy is to use committed facilities, summarized as of April 30, 2006:

                                    TABLE 6-9
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit     April 30, 2006      Maturity
----------------           -------------    --------------  ------------     --------------      --------

Master sales agreement         $35,000,000   $ 5,973,629     $ 100,000          7.75%(1)         Annual or 30 days notice
Master sales agreement          40,000,000     7,005,190        25,000          6.90 - 7.52%(2)  Annual or 30 days notice
                                ----------     ---------        ------
Totals                         $75,000,000   $12,978,819     $125,000
                               ===========   =============   ========


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

                                   TABLE 6-10
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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                   TABLE 6-11
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                                      April 30,                     April 30,
                                                        2006                          2005
                                            -------------------------------------------------------

Commitments to extend credit                      $ 26,416,300                  $ 21,772,820
Mandatory forward delivery commitments              12,862,650                     2,741,500


CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. The following discussion highlights policies that management believes can have in the future or did have in this past year an important impact on how our results are or have been reported.

IMPLEMENTATION OF SFAS 133 AND SAB 105

There are three parts of our business that fall under the definition of derivative instruments and within the guidance of SFAS 133 and SAB 105: our locked loan pipeline, our best efforts forward loan commitments, and our mandatory forward loan commitments. The changes in these values are recorded in our Statement of Operations as a non-operating income or expense item.

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

This income statement item, as recorded is always a non-cash item. It results in recognizing currently the effects a change in market interest rates has on our gain on sale. This calculation will result in only a small entry on our income statement unless interest rates change dramatically from one accounting period to another. A large change in our locked pipeline at the same time would accentuate its effects.

Because this calculation is largely a theoretical calculation with no meaningful economic effect we have been able to discern, we do not consider this figure at all in managing our business.

The second element of our business where SFAS 133 guidance on accounting for derivatives has an impact is in our use of Best Efforts forward delivery commitments with investors. Conceptually, and in practicality, the Best Efforts loan locks from investors, function as Puts that the company receives, i.e., the right, but not the obligation, to put a mortgage loan to a secondary market buyer.

The consequences of this Put in making a valuation determination are two-fold:

     1. First, if interest rates rise, the (positive) value of the Put will be exactly equal to the negative value of the Loan Lock with the applicant borrower, thus creating an exact and equal offset to one another.

     2. Second, if interest rates decline, the value of the Put will be zero. It can never have a negative value. The value of the Loan Lock with the applicant borrower, on the other hand, will have a positive value.

The third element of our business where SFAS 133 guidance on accounting for derivatives has an impact is where and when we use mandatory forward delivery commitments (MFDs).

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

The real economic impact shows up at the time(s) we deliver the loans into the MFD, and whether or not we deliver at, above or below the price matrix. The end result shows up in our Net Gain on Sale of Mortgages, which is a cash item.

There is a secondary effect of our use of MFDs, and it shows up when we fail to complete a delivery as required. When this happens, we are required to pay (in cash) what is called a "Pair-off Fee" to the MFD counter-party. In fiscal 2006, our total Pair-off Fee payments were zero.

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

The Company on occasion and subject to market conditions, accumulates loans into pools which it then sells in bulk. This is a new activity that the Company began only in the latter part of fiscal 2005, and had stopped by the end of the second quarter in fiscal 2006.

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

GOODWILL IMPAIRMENT CALCULATIONS

Any reader of this filing will have noted that we again took an impairment charge against the carrying value of the Goodwill on our balance sheet this year, this time for $797,855 (versus $2.7 million in fiscal 2005).

The assessment of the carrying value of Goodwill requires the use of estimates of future cash flows of a business, along with many underlying assumptions. As a result, by only varying these assumptions modestly, one can arrive at widely divergent values. For example, we believe we could use reasonable assumptions that could lead to a value of anywhere from nothing to $1+ million for the operation in question.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 17, 2006, dismissed Burr, Pilger & Mayer, LLP ("BPM") as our independent auditor. Accordingly, the Company simultaneously appointed Bedinger & Company. as its independent auditors.

Management represents as follows:

       (a) BPM's reports contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles for the last two fiscal years or any later interim period through the date hereof.

       (b) The decision to change accountants from BPM to Bedinger & Company was approved by the Company's Board of Directors.

       (c) During the registrant's two most recent fiscal years and the subsequent interim period through April 17, 2006, there were no disagreements with BPM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The registrant has authorized BPM to respond fully to the inquiries of the successor accountant.

       (d) Other than as set forth in paragraph (e) hereof, BPM expressed no disagreement or difference of opinion regarding any "reportable" event as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, including but not limited to:

              (i) BPM did not advise the registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist;

              (ii) BPM did not advise the registrant that information had come to BPM's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

              (iii) BPM did not advise the registrant of the need to expand significantly the scope of its audit, or notify the registrant that information had come to BPM's attention that BPM has concluded will or that if further investigated may (A) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that might preclude it from rendering an unqualified audit report), or
              (B) cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements, and due to the BPM's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, BPM did not so expand the scope of its audit or conduct such further investigation;

              (iv) BPM did not advise the registrant that information had come to BPM's attention that it concluded materially impacted the fairness or reliability of either (A) a previously issued audit report or the underlying financial statements, or (B) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to BPM's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and due to BPM's replacement, or for any other reason, the issue was not resolved to BPM's satisfaction prior to its resignation.

       (e) As disclosed in a Form 8-K filing dated February 23, 2006, pursuant to internal management review, the Company's management, audit committee, and BPM concluded that parts of the Company's accounting for the fair value of financial instruments pursuant to SFAS 133 and SAB 105, which we adopted at the end of fiscal year 2004, was incorrect. There were two errors detected. First, there was an error in the underlying worksheets calculating the change in value of the Company's locked pipeline of mortgage loan commitments to borrowers. This error resulted in a reversal of the sign of the change in value the Locked Pipeline. Second, we did not properly account for the derivative value of the Best Efforts loan locks we secure with secondary market investors upon making loan commitments to borrowers.

         These matters affected the Company's Annual Report on Form 10-KSB for the years ended April 30, 2004 and 2005 and the Company's Quarterly Reports on Form 10-QSB for the quarters ended July 31, October 31, 2004 and 2005 and the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005. These financial statements that are affected by these matters have now been amended and filed.

         (f) Prior to the dismissal, the Company did not consult with Bedinger & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and did not receive either written or oral advice that was a factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that is discussed herein.


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

ITEM 8B

None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's directors and executive officers:

                                    TABLE 9-1
                        DIRECTORS AND EXECUTIVE OFFICERS

Name                     Age   Position
Joseph Kristul           58    Chief Executive Officer/Director
Maria Kristul            58    President, Director
Elena Logutova           32    Executive Vice President/
                               Director of Secondary Marketing
Thomas E. Schott         45    Senior Vice President and Chief Financial Officer
Walter Pajares           30    Senior Vice President of Mortgage Operations
Robert A. Forrester      62    Director
Alex Rotzang             62    Director
J. Peter Gaskins         58    Director
Paul Garrigues           50    Director

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

Thomas E. Schott, Senior Vice President and Chief Financial Officer, joined the Company in July 2005 after serving as Chief Financial Officer of Diablo Funding Group, Inc., a California based mortgage company. Prior to joining Diablo Funding Group, Inc. in 2004, he served as Vice President/Controller of Wausau Mortgage Corporation, a position he assumed in 1999. Mr. Schott received his Bachelor of Science degree in business administration with a concentration in accounting from California State University, Hayward.

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

The duties of the Compensation Committee are to review, and make changes as it deems appropriate, to the compensation levels, forms and structures of the senior management of the Company. The Compensation Committee is composed of all of the outside directors.

The duties of the Primary Committee relate to administration of the 2000 Stock Incentive Plan, and are set forth under the caption 2000 Stock Incentive Plan in
Note 6 to the accompanying financial statements referenced in Item 7 of this report. The Primary Committee is composed of Messrs. Gaskins and Rotzang.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each of the Company's outside directors has complied with the filing requirements for the fiscal year ended April 30, 2006. Mr. Schott, the Company's Chief Financial Officer did not file a Form 3 upon his appointment as Chief Financial Officer.

CODE OF ETHICS

In August 2004 the Company adopted a Code of Ethics. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be sent to the Chief Financial Officer, Transnational Financial Network, Inc., 401 Taraval Street, San Francisco, CA 94116.

PART III
ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation earned during the year ended April 30, 2006 by the Company's Chief Executive Officer, President and Chief Financial Officer for whom disclosure is required:



                                   TABLE 10-1
                           SUMMARY COMPENSATION TABLE

                                                                                            Restricted  Securities
                                                                    Annual Compensation        Stock    Underlying
                                                                ------------------------
              Name and Principal Position       Fiscal Year        Salary         Bonus       Awards      Options
                                             ----------------   -----------     --------      ------      -------

              Joseph Kristul(1)                    2006           $229,744         -            -           -
              Chief Executive Officer              2005            200,000         -            -           -
                                                   2004            200,000         -            -           -

              Maria Kristul                        2006           $240,000         -            -           -
              President                            2005            240,000         -            -           -
                                                   2004            240,000         -            -           -

              Elena Logutova                       2006           $113,792     $21,807
              Executive Vice President             2005             96,667      22,287          -
                                                   2004             72,000      33,968        50,000

              Thomas Schott(2)                     2006           $118,538
                Senior Vice President, CFO

              Walter Pajares                       2006           $ 93,030     $19,899
              Senior Vice President                2005             88,000      15,084          -
                                                   2004             72,000      29,324          -         25,000


(1) Subsequent to the close of fiscal 2006, the Board of Directors extended an option for Mr. Kristul to acquire 300,000 shares at $.73 per share for six months, until December 31, 2006. The fair market value of the shares on the date of the extension was $.35.

(2) Upon the appointment of Mr. Schott as the Company's Chief Financial Officer on February 7, 2006, he was awarded 50,000 shares of restricted stock which had a fair market value of $16,000 at the time of the grant. At the end of the last completed fiscal year, April 30, 2006, the fair market value of the shares was $19,000. These shares vest ratably at the rate of 1/36th of the grant per month beginning at March 1, 2007.

The following table sets forth certain information concerning grants of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                                   TABLE 10-2
                          EXECUTIVE STOCK OPTION GRANTS
                           (YEAR ENDED APRIL 30, 2006)

                                  Number of          Percent of Total          Weighted
                                 Securities         Options Granted To          Average
                                 Underlying            Employees In            Per Share       Expiration
                Name           Options Granted        Fiscal Year (1)       Exercise Price        Dates
          ----------------     ---------------     --------------------     --------------     -----------
          Joseph Kristul(2)           0                     0%                 n.a.               n.a
          Maria Kristul               0                     0                  n.a.               n.a.
          Elena Logutova              0                     0                  n.a.               n.a.
          Thomas Schott               0                     0                  n.a                n.a
          Walter Pajares              0                     0                  n.a.               n.a.


(1) During the fiscal year ended April 30, 2006, the Company granted a total of -0- options to purchase common stock to its employees, executive officers and directors.

(2) With respect to an extension of the exercise date of an option granted to Mr. Kristul, see footnote (1) to the Summary Compensation Table.

The following table sets forth certain information concerning exercise of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                                   TABLE 10-3
                          EXECUTIVE STOCK OPTION GRANTS
                           (YEAR ENDED APRIL 30, 2006)

                                                                               Number of              Value of
                                                                              Securities             Unexercised
                                                                              Underlying            In-the-Money
                                                                             Unexercised               Options
                                                                                Options                   $

                               Shares Acquired             Value             Exercisable/           Exercisable/
                Name             on Exercise            Realized($)          Unexercisable          Unexercisable
          ----------------   ------------------    --------------------      ----------------    ----------------
          Joseph Kristul              0                     0                    400,000/0                    $0/$0
          Maria Kristul               0                     0                    100,000/0                    $0/$0
          Elena Logutova              0                     0                     68,750/0                    $0/$0
          Thomas Schott (1)           0                     0                          0                       0
          Walter Pajares              0                     0                     34,166/0                    $0/$0


          (1) With respect to the grant of restricted shares to Mr. Schott, the only Long Term Incentive Program grant to a named executive officer in fiscal 2006, see footnote 2 to the Summary Compensation Table.



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

DIRECTOR REMUNERATION

The following table sets forth certain information regarding compensation of directors (other than the previously named executive officers) paid for services for the year ended April 30, 2006:

                                   TABLE 10-3
                              DIRECTOR REMUNERATION

                                    Annual                  Consulting
                                   Retainer      Meeting    Fees/Other
             Name                   Fees          Fees         Fees
      -------------------        ---------    ---------   -----------

      Robert A. Forrester          $36,000       $1,000
      Alex Rotzang                  12,000          -          -
      J. Peter Gaskins              42,000        2,500        -
      Paul Garrigues                12,000        1,000        -

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of April 30, 2006 of the Common Stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each Director of the Company, (c) each Executive Officer, and (d) Directors and Executive Officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock as beneficially owned by him/her:

                                   TABLE 11-1
                              STOCK OWNERSHIP TABLE

                Name and Address of Beneficial Owner           Number of Shares Owned (1)        Percent Owned (2)
                ------------------------------------           --------------------------        -----------------

                 Kristul Family LLC (3)(4)                             2,242,290                     27.55%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Joseph and Maria Kristul (3)(4)(5)                      629,770                      7.74%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Elena Logutova (6)                                       68,750                      0.84%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Thomas Schott (7)                                        50,000                      0.61%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Walter Pajares (8)                                       36,250                      0.45%
                 401 Taraval Street
                 San Francisco, CA 94116

                 Robert A. Forrester (9)                                 127,500                      1.57%
                 1215 Executive Drive West
                 Suite 102
                 Richardson, TX 75081

                 Alex Rotzang (10)                                        90,000                      1.11%
                 c/o Conna Investments
                 1400,350 - 7th Avenue SW
                 Calgary AB T2P 3N9
                 Canada

                 J. Peter Gaskins (11)                                   115,790                      1.42%
                 8119 Kloshe Ct. South
                 Salem, OR 97306

                 Paul Garrigues (12)                                      30,000                      0.37%
                 2473 SW Murphy Road
                 Palm City, FL 34990

                 All Executive Officers and Directors                  3,340,350                     41.04%
                   as a Group


     (1) Includes all beneficially owned shares, and all options which are exercisable in the 60 days following April 30, 2006 in each and any of the Company's stock option programs. All outstanding options for each of the named individuals have vested.

     (2) Amounts included in the percentage reflect the number of shares each named individual or group has the right to acquire within 60 days following April 30, 2006.

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

     (6) Included in Mr. Schott's beneficially owned shares are 50,000 restricted shares.

     (7) Included in Ms. Logutova's beneficially owned shares are 9,374 options to purchase Common Stock that have vested.

     (8) Included in Mr. Pajares' beneficially owned shares are 3,541 options to purchase Common Stock that have vested.

     (9) Included in Mr. Forrester's beneficially owned shares are 111,000 options to purchase Common Stock that have vested.

     (10) Included in Mr. Rotzang's beneficially owned shares are 87,500 options to purchase Common Stock that have vested.

     (11) Included in Mr. Gaskins' beneficially owned shares are 38,000 options to purchase Common Stock that have vested.

     (12) Included in Mr. Garrigues' beneficially owned shares are 17,000 options to purchase Common Stock that have vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Joseph and Maria Kristul have each personally guaranteed the Company's two financing facilities. See "Item 1. Business - Funding of Wholesale Mortgage Loans".

For the years ended April 30, 2006 and 2005, the Company paid Mr. Forrester $0 and $15,539, respectively, for legal services rendered to the Company.

As of April 30, 2006, Mr. Gaskins was a holder, either directly or beneficially, of the Company's subordinated debt in the aggregate amount of $450,000. This debt carries annual interest of 10% and is scheduled to mature in fiscal 2007.

During the fiscal year ended April 30, 2005, the Company loaned $15,986 to a new entity, Rush Funding, LLC ("Rush Funding"). One of the Managing Partners of Rush Funding, Eugene Kristul, is the son of the Chief Executive Officer, Joseph Kristul, and the President, Maria Kristul, of the Company. As of April 30, 2006, all amounts due have been repaid.

ITEM 13. EXHIBITS.

Financial Statements

The following financial statements are included herewith:

                                   TABLE 13-1

                    TABLE OF CONTENTS - FINANCIAL STATEMENTS

Contents                                                                 Page

Report of Independent Certified Public Accountants                       F-2-3
Balance Sheet                                                            F-4-5
Statements of Operations                                                 F-6
Statements of Cash flows                                                 F-7
Statements of Stockholders' Equity                                       F-8
Notes to Financial Statements                                            F-9-28
Exhibit 14 - Principle Accountant Fees and Services
Exhibit 23.1 - Consent of Bedinger & Company
Exhibit 23.2 - Consent of Burr, Pilger & Mayer, LLP
Exhibit 31.1 - Certification of CEO required pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of CFO required pursuant to Rule 13a-14(a) promulgated pursuant to the Securities Exchange of 1934


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

The following is a summary of the aggregate fees billed to us for fiscal 2006 by Burr, Pilger & Mayer, LLP and Bedinger & Company:

AUDIT FEES

Fees for audit services totaled approximately $87,250 in 2006, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

TAX FEES

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $12,000 in 2006. These services included assistance regarding federal, state and local tax compliance, return preparation and tax inquiries from various jurisdictions.

Fees for audit services include fees associated with the annual financial statement audit, the reviews of Quarterly Reports on Form 10-Q,. Audit fees also include fees associated with a business acquisition, private placement/equity financings, and other SEC filings.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the Company's independent public registered accounting firm. Each of the audit and permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de-minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

With respect to our appointment of a new independent auditor, see Item 8 changes in and Disagreements with Accountants on Accounting and Financial Disclosure herein.

                      TRANSNATIONAL FINANCIAL NETWORK, INC




                                    CONTENTS



    Contents                                                             Page
   -------------------------------------------------------------------------
   Report of Independent Certified Public Accountants                   F-2-3
   Balance Sheet                                                        F-4-5
   Statements of Operations                                             F-6
   Statements of Cash Flows                                             F-7
   Statements of Stockholders' Equity                                   F-8
   Notes to Financial Statements                                        F-9-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Board of Directors and Stockholders
         Transnational Financial Network, Inc.

         We have audited the accompanying balance sheet of Transnational Financial Network, Inc. as of April 30, 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of April 30, 2006 and the results of its operations and its cash flows for the year ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

         /s/Bedinger & Company

         Concord, California
         June 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Transnational Financial Network, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Transnational Financial Network, Inc. for the year ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Transnational Financial Network, Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Burr, Pilger & Mayer LLP
San Francisco, California
July 22, 2005, except for the sixth paragraph of Note 1 to the financial statements, as to which the date is March 30, 2006

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  BALANCE SHEET
                              As of April 30, 2006




ASSETS

Current Assets:
Cash and Cash Equivalents                                                                          $ 2,109,639
Restricted Cash                                                                                        125,000
Restricted - Certificate of Deposit                                                                    900,000
Short-term mortgage related receivables, net of allowance
   for early loan payoff penalties of $2,018.                                                          805,422
Mortgage Loans Held for Sale                                                                         1,040,941
Fair Value of Financial Instruments                                                                     21,594
Prepaid Expenses                                                                                       138,521
----------------                                                                                       -------

  Total Current Assets                                                                               5,141,117
                                                                                                     ---------

Fixed Assets:
Furniture and Equipment                                                                                986,022
Leasehold Improvements                                                                                  98,234
 Less Accumulated Depreciation                                                                        (977,710)
                                                                                                      ---------
  Total Fixed Assets                                                                                   106,546

Other Assets:
Goodwill                                                                                               459,934
Other Assets                                                                                           198,297
                                                                                                       -------
Total Other Assets                                                                                     658,231
                                                                                                       -------

     Total Assets                                                                                  $ 5,905,894
                                                                                                    ==========


















             See accompanying Notes to these financial statements.
                                       F-4

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  BALANCE SHEET
                              As of April 30, 2006



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts Payable                                                                                  $    441,925
Accrued Interest                                                                                        41,272
Loans Payable                                                                                           39,874
Fair Value of Financial Instruments                                                                     16,435
Income Taxes Payable                                                                                     1,200
Short-Term Portion of Subordinated Debt                                                                850,000
                                                                                                       -------
Total Current Liabilities                                                                            1,390,706
                                                                                                     ---------

Long-Term Liabilities
Subordinated Debt                                                                                    2,887,700
                                                                                                     ---------

Total Long-Term Liabilities                                                                          2,887,700
                                                                                                     ---------



STOCKHOLDERS' EQUITY

Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                                               -
Common stock, no par value: 20,000,000 shares
   authorized; 6,791,360 shares issued and outstanding
   at April 30, 2006.                                                                               13,559,038
Accumulated deficit                                                                                (11,931,550)
                                                                                                   -----------


Total Stockholders' Equity                                                                           1,627,488
                                                                                                   -----------

Total Liabilities and Stockholders' Equity                                                        $  5,905,894
                                                                                                   ===========





             See accompanying Notes to these financial statements.
                                       F-5

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended April 30, 2006 and 2005


                                                                                         2006         2005
Revenue:
Net Gain on Sale of Loans                                                         $ 5,743,715  $ 4,905,425
Production Income                                                                   5,244,887    5,387,900
Other Income                                                                          191,067      134,452
                                                                                      -------      -------

Total Revenue                                                                      11,179,669   10,427,777

Direct Expenses:
Commissions and Production Incentives                                               3,122,129    3,385,789
Production Expenses                                                                   981,570      623,534
Early Loan Payoff Penalties                                                            15,000       47,500
Pair-Off Fees                                                                           3,750        5,000
                                                                                    ---------        ------

Total Direct Expenses                                                               4,122,449    4,061,823

Interest Income (Expenses):
Interest Income from loans in warehouse                                             1,402,747    1,043,305
Interest Expense on loans in warehouse                                             (1,254,287)    (716,251)
Warehouse transaction fees                                                           (122,901)    (124,219)
                                                                                    ---------   ----------
Net warehouse interest income (expense)                                                25,559      202,835



Interest Expense - Subordinated Debt                                                 (340,895)    (216,358)
                                                                                    ----------   ----------
Net Interest Income (Expense)                                                        (315,336)     (13,523)

Gross Profit on Mortgage Activities                                                 6,741,884    6,352,431

Indirect Expenses:
Salaries & Benefits                                                                 4,717,272    3,919,055
General & Administrative                                                            2,505,562    2,323,252
Occupancy                                                                             702,114      746,771
Depreciation & Amortization                                                            80,310       70,490
                                                                                       ------      -------

Total Indirect Expenses                                                             8,005,258    7,059,568

Impairment of Goodwill                                                               (797,855)  (2,714,516)
                                                                                      --------  ----------

Operating Loss                                                                    $(2,061,229) $(3,421,653)

Other Interest Income (Expense)                                                        62,227       19,015
Chg in fair value of financial instrument                                              46,390      (45,409)
                                                                                       ------       -------
Total Other Income (Expense)                                                          108,617      (26,394)

Net Loss before Taxes                                                              (1,952,612)  (3,448,047)
                                                                                   -----------  -----------

Income Tax Provision                                                                    1,200      273,561
                                                                                        -----      ------

Net Loss                                                                           (1,953,812)  (3,721,608)
                                                                                   ===========  ===========

Basic net loss per share                                                          $   (0.29)   $   (0.55)
Fully diluted loss per share                                                      $   (0.29)   $   (0.55)

Weighted-average shares outstanding
Basic                                                                               6,828,160    6,792,224
Diluted                                                                             6,828,160    6,792,224



             See accompanying Notes to these financial statements.
                                       F-6

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended April 30, 2006 and 2005

                                                                         2006                      2005
                                                                  ------------------         -----------------

Cash flows from operating activities:

Net loss                                                          $       (1,953,812)        $      (3,721,608)
Adjustments to reconcile net loss to net cash
   (used) in operating activities:
     Depreciation and amortization                                            80,310                    74,913
     Net change in Fair Value of Financial Instruments                       (46,390)                   45,409
     Impairment of Goodwill                                                  797,855                 2,714,516
     Provision for early loan payoffs                                         15,000                    47,500
     Stock option expense                                                                              136,762
     Prepaid Expenses                                                        (20,884)                  (22,986)
     Changes in Restricted Cash Requirement                                   (5,000)                  980,000
     Deferred tax assets                                                                               291,365
Net effect of changes in assets and liabilities:
     Other assets                                                             (7,657)                  (63,771)
     Accrued interest payable                                                (20,912)                   26,449
     Accounts payable and other liabilities                                 (240,486)                   67,376
     Income taxes payable                                                        864                   (28,844)
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                 (180,872)                 (238,345)
     Mortgage loans originated for sale                                 (390,793,220)             (380,550,562)
     Proceeds from sales of mortgage loans                               391,473,729               379,195,030
                                                                     ---------------           ---------------

Net cash used by operating activities:                                      (901,475)               (1,046,796)
                                                                     ----------------          ----------------


Cash flows from investing activities:

Purchases of property and equipment                                          (86,900)                  (23,265)
Proceeds from securities held to maturity                                          -                 1,015,234
                                                                     ---------------                 ---------


Net cash (used) provided by investing activities:                            (86,900)                  991,969
                                                                     ---------------           ---------------

Cash flows from financing activities:

Financing provided for insurance                                              39,874                         -
Borrowing on Subordinated debt                                                     -                 2,875,700
Repayments on Subordinated debt                                                    -                  (650,000)
Payment on Settlement payable                                                      -                  (639,047)
Payment on Capital Leases obligations                                              -                   (21,522)
Repurchase Common Stock                                                            -                   (37,198)
                                                                     ---------------           ---------------

Net cash provided by financing activities:                                    39,874                 1,527,933
                                                                     ---------------           ---------------

Net (decrease) increase in unrestricted
     cash and cash equivalents                                              (948,501)                1,473,106

Unrestricted cash and cash equivalents, beginning of period                3,058,140                 1,585,034
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        2,109,639         $       3,058,140
                                                                     ===============           ===============

Interest paid                                                     $        1,554,311         $         669,688
Income taxes paid                                                 $               -0-        $              -0-





             See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2006 and 2005


                                                         Common Stock           Accumulated
                                                Shares         Amount           Deficit         Total

 Balance, May 1, 2004                           6,828,160      $13,459,474       $ (6,256,130)  $ 7,203,344
  Purchase of treasury stock                      (36,800)         (37,198)                         (37,198)
 Stock option expense                                              136,762                          136,762
 Net loss for year                              _________      ____________        (3,721,608)   (3,721,608)
                                                ---------      ------------       -----------     ---------

 Balance, April 30, 2005                        6,791,360       13,559,038         (9,977,738)    3,581,300


 Net loss for year                              _________      ___________         (1,953,812)   (1,953,812)
                                                ---------      -----------        -----------     ---------

 Balance, April 30, 2006                        6,791,360      $13,559,038       $(11,931,550)   $1,627,488
                                                =========      ===========       =============   ==========

























             See accompanying Notes to these financial statements.
                                       F-8

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

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts on deposit with financial institutions. The Company considers cash equivalents to be short-term, highly liquid investments used in its cash management activities and generally having a remaining maturity of three months or less from the date of purchase. While the Company's cash and cash equivalent balances exceeded FDIC limits at April 30, 2006 and 2005, the Company primarily deals with three large well-known federally insured depository institutions.

Restricted Cash

In connection with some of its financing facilities, the Company is required to maintain cash balances on deposit with its warehouse lenders. These amounts are included in restricted cash in the balance sheet and are not available for general corporate purposes. Warehouse lenders typically advance 98% to 95% of the cash required to fund a loan with the 2% to 5% difference (the "haircut") coming from the Company's restricted cash deposits. However, these restricted balances are available for use by the Company to cover the funding haircut on loans financed through the related financing facility. Collectively, these facilities currently require a compensating cash balance of $125,000 and a restricted certificate of deposit of $900,000.

Reclassifications
------------------

Certain 2005 amounts may have been reclassified in order to conform with the 2006 financial statement presentation.

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

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

in process, and the "mandatory basis" forward sale delivery commitments are recorded at fair value with changes in fair value recorded in our Statement of Operations as a non-operating income or expense item. The Company has not designated its practice of entering into forward delivery commitments as hedging activity within the definition of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

In the fourth quarter of the Company's current fiscal year ended April 30, 2006, the company performed its annual impairment review for goodwill and recorded a charge in the amount of $797,855, reflecting the Campbell business unit's continued lack of material achievement of business goals. The forecast used by the Company also incorporated expectations of higher interest rates over the forecast period leading to lower loan volumes, as is also expected by leading industry trade organizations, such as the Mortgage Bankers Association. As a consequence, management believed at that time that the Goodwill related to the LRS acquisition was further impaired. This charge resulted in a net carrying value of goodwill in the amount of $459,934 as shown on the balance sheet for the fiscal year ended April 30, 2006.

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

Other Assets

Other assets primarily consist of security deposits for office leases, prepaid expenses, deferred expenses associated with capital raising efforts related to the subordinated debt raised in the fiscal year ended April 30, 2005 and advances to employees.

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

For the years ended April 30, 2006 and 2005, the Company was not required to recognize employee compensation expense related to stock option grants for employees since the exercise prices for all employee stock options were equal to or greater than the fair market value of the Company's stock on the date of grant. The Company did recognize expense related to stock options granted to non-employees (independent contractors) on a fair value basis, based on a Black-Scholes valuation model, in the year ended April 30. 2005 (see Note 6). The disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for all stock-based compensation for the time periods indicated are as follows:

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)


                                                                                 Years Ended
                                                                  April 30, 2006             April 30, 2005
                                                                  -----------------------------------------
   Net loss                                                       $(1,953,812)               $(3,721,608)
      Add:       Stock-based employee compensation expense
                 reported in net Loss, net of tax effects                                          2,010
      Deduct:    Stock-based employee compensation determined
                 under the fair value based method
                      (net of related tax effects)                                              (127,352)
                                                                                               ---------
           Pro forma                                              $(1,953,812)               $(3,846,950)
         Basic income per common share
           As reported                                            $(0.23)                    $(0.55)
           Pro forma                                              $(0.29)                    $(0.57)
         Diluted (loss) income per common share
           As reported                                            $(0.23)                    $(0.55)
           Pro forma                                              $(0.29)                    $(0.57)


The fair values of stock options granted during the years ended April 30, 2006 and 2005 were estimated to be $0 and $3,241, respectively. These fair values are determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

o Annual Dividend = $0.00
o Volatility = 107.5% - 217.3%
o Risk-Free Interest Rate = 2.21% - 6.76%
o Average Expected Life of 5.0 years

The weighted-average fair value per share was $0.25 for options granted during the year ended April 30, 2005.

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

Interest Rate Lock Commitments

The Company adopted the valuation provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments, with respect to its interest rate lock commitments on April 1, 2004. This statement summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. After adopting these provisions, the Company began to measure the fair market value of interest rate lock commitments as the difference between the fair market value of the committed loan on the reporting date as compared to the value of the loan on the commitment date, excluding the service right premium. The Interest Rate Lock Commitment related fair value gain or loss is contained within the "Net gain on sale of mortgages" line item on the Income Statement.

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

This preliminary gain or loss is then multiplied by the estimated "pull through" rate to determine the fair market value gain or loss on the interest rate lock commitment. The pull through rate represents the ratio of the dollar volume of loans that are funded in relation to the dollar volume of loans that were contracted for with mortgage borrowers using interest rate lock commitments. The Company estimates its future pull through rate based upon its historical six month average. The Company applies the pull through rate in this fashion because historically, as is typical in the industry, 100% of all interest rate lock commitments would not be expected to close. If in future periods the actual pull through rate was higher than the rate used in these calculations then the gain/loss would likewise be increased. If in future periods the actual pull through rate was lower than the rate used in these calculations then the gain/loss would likewise be decreased. Historically, pull through rates tend to increase with increasing interest rate trends and decrease with decreasing rate trends, as borrowers close loans at a higher frequency when rates are rising and at a lower frequency when rates are declining.

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

In February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and in February 2006, the FASB issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This
Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.


This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 ("FAS 156"), "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS 155.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Property and Equipment

Major classifications of property and equipment at the dates indicated are summarized as follows:

                                                                                             April 30, 2006
             Furniture, fixtures and equipment                                              $  986,022
             Leasehold improvements                                                             98,234
                                                                                             --------
             Total                                                                           1,084,256
             Less:  Accumulated depreciation and amortization                                 (977,710)
                                                                                             ---------
             Property and equipment, net                                                    $  106,546
                                                                                             =========


Depreciation expense for the years ended April 30, 2006 and 2005 was $80,410 and $70,490, respectively.

Note 3 - Financing Facilities

As of April 30, 2006, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the fiscal years ended April 30, 2006 and 2005, the Company was required to purchase three loans from each fiscal year, with principal values of $395,000 and $1,011,436, respectively. In all cases the loans have been resold and the Company recovered its principal and fees associated with these loans. During the quarters ended April 30, 2006 and 2005, the Company had no loans subject to any repurchase agreements.

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

The first master sale agreement provides a credit facility of $30 million as of April 30, 2006. Under this arrangement, an additional bulge capacity of $10 million is available if needed, bringing the total capacity under this arrangement to $40 million. Interest on the $30 million portion of the line is at 3.99% or Prime Rate, whichever is higher. Prime was 7.75% at April 30, 2006. Interest on the remaining $10 million of the line is 0.05% higher than that charged on the $30 million portion. The Company did not use this interim bulge capacity during the current fiscal year. The Company is required to maintain a collateral deposit with this lender of $1,000,000, which consists of a non-interest bearing account of $100,000 along with one-year certificate of deposit in the amount of $900,000. The amounts are reflected on the Company's balance sheet as restricted cash.

The second master sale agreement provides a credit facility of $40 million as of April 30, 2006. Interest on the facility is at LIBOR plus a margin ranging from 1.875% to 2.50%. The rates paid by the Company on this line as of April 30, 2006 varied, based upon the type of loan, between 6.90% - 7.52%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheet.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice. These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of April 30, 2006 the

Company was not in compliance with its net income financial covenant but anticipates compliance by the second quarter of fiscal year 2007.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Financing Facilities (continued)

The Chief Executive Officer and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Subordinated Debt

The Company had $3,737,700 in subordinated debt outstanding at April 30, 2006. In January 2005, the Company received $2,687,700 of convertible subordinated debt that is due January 2015 and bears interest at 8.5% and is convertible into common stock at $1.00 per share. The remaining subordinated debt in the amount of $1,050,000 bears interest at the rate of 10%. All notes are interest only with the Company making interest payments on either a monthly or quarterly basis. This debt is subordinated to the master sale agreements.

The future annual principal repayments of subordinated debt for the fiscal years ended April 30, are as follows:

                                    2007          $850,000
                                    2008          $200,000
                                    2015        $2,687,700
                                    Total       $3.737,700
                                                ==========

Note 5 - Employee Benefit Plans

On January 1, 1999, the Company established a 401(k) and Profit Sharing Plan (the "1999 Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employee's gross salary limited to the amount of the employee's contribution. The Company contributed $39,264 and $34,945 during the years ended April 30, 2006 and 2005, respectively.

Note 6 - Stock-Based Compensation

As of April 30, 2006, the Company had options outstanding under the programs as described below.

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

                                                          Number of Options
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

The table below summarizes aggregate activity for all options programs:

                                                     All Option Programs
                                                                                               Weighted
                                                                                                Average
                                                                      Stock                    Exercise
                                                                      Options                    Price
                                                                      ----------                ------
                           Outstanding at May 1, 2004                  1,426,072                 $2.23
                               Grants                                     29,000                  0.60
                               Exercises
                               Forfeitures                              (261,526)                 1.01
                                                                       ---------
                           Outstanding at April 30, 2005               1,193,546                 $2.30
                               Grants                                          0                  0
                               Exercises                                       0                  0
                               Forfeitures & Adjustments                       0                  0
                                                                       ---------                  -
                           Outstanding at April 30, 2006               1,193,546                 $2.30
                                                                       =========                 =====


For the years ended April 30, 2006 and 2005, the Company was not required to recognize employee compensation expense related to stock option grants for employees since the exercise prices for all employee stock options were equal to or greater than the fair market value of the Company's stock on the date of grant. The Company did recognize expense related to stock options granted to non-employees (independent contractors) on a fair value basis, based on a Black-Scholes valuation model, in the year-ended April 30, 2005 in the amount of $130,350.

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

Information about stock options outstanding as of April 30, 2006 is summarized as follows:

                                                              Weighted                         Weighted
                                                               Average                          Average
                                                   Average    Exercise                         Exercise
                  Range of                        Remaining   Price of                         Price of
                  Exercise             Options   Contractual   Options           Options        Options
                  Prices              Outstdg.  Life in Yrs.   Outstdg         Exercisable    Exercisable
                  ------              --------  ----------------------         -----------    -----------
                  $0.22 to $1.00        692,345     6.04        $0.73            692,345         $0.73
                  $1.01 to $2.45        243,201     7.23        $1.24            243,201         $1.24
                  $7.50                 258,000     3.53        $7.50            258,000         $7.50
                                        -------                                  -------
                                      1,193,546     6.15        $2.30          1,193,546         $2.30
                                      =========                                =========


On February 7, 2006, the Company approved restricted stock awards for two key employees. The Senior Vice-President-Chief Financial Officer was awarded 50,000 shares of restricted stock which begin to vest after one year of service for 3 years at 1/36 per month. The new wholesale branch office manager was awarded 3 restricted stock awards in the amount of 35,000 each. Achievement of performance goals vest the 3 stock awards in their entirety at the end of the three fiscal years ending March 31, 2007, 2008 and 2009. The Company plans to account for these awards in accordance with SFAS No. 123R. As no interests in the mentioned equity instruments vested during the fiscal year ended April 30, 2006, compensation expense associated with the instruments will begin to be recognized in the next fiscal year.


Note 7 - Capital Stock

During the fiscal years ended April 30, 2006 and 2005, no new common shares were issued. During the fiscal year ended April 30, 2005, the Company repurchased 36,800 of its shares for an aggregate amount of $37,198.

As of April 30, 2006, there were 45,000 warrants outstanding with exercise prices ranging from $0.55 - $7.50 and expiration dates between January 2007 and November 2008.

Note 8 - Net Income (Loss) Per Share

Basic net income (loss) per share is based on net income (loss) divided by the weighted-average common shares outstanding. Diluted net income (loss) is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities, which include stock options and warrants.

The computations of basic and diluted net income per share are as follows:

                                                                       Year Ended
                                                           April 30, 2006    April 30, 2005
                                                           --------------    --------------
              Net loss                                     $(1,953,812)      $(3,721,608)
              Weighted average number
               of shares outstanding                         6,946,360         6,792,224
                                                           -----------         ---------

              Basic net (loss) income per share            $    (0.28)       $    (0.55)
                                                                ======           =======

              Effect of dilutive options                          -                 -

              Diluted weighted average number
               of shares outstanding                         6,946,360         6,792,224
                                                           -----------         ---------

              Diluted net income/(loss) per share          $    (0.28)       $    (0.55)
                                                                ======           =======

As of April 30, 2006 and 2005, potential dilutive securities of 4,166,772 and 3,926,246, respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes

The provision for income taxes for the time periods indicated were as follows:

                                                  Expense (Benefit)

                                                Years Ended April 30
                                                 2006           2005
                                                 ----           ----
         Current
           Federal                          $         0     $         0
           State                                  1,200         (17,804)
                                               --------         --------
         Total current                            1,200         (17,804)
         Deferred
           Federal                                    0         291,365
           State                                      0              (0)
                                               --------         --------
         Total deferred                               0         291,365
                                               --------         -------
         Total income tax
          provision                         $     1,200     $   273,561
                                               ========         =======

The effective federal and state tax rates for the time periods indicated differs from the statutory tax rates as follows:

                                   Year Ended
                          April 30, 2006 April 30, 2005
         Federal income tax at statutory rates          34.0%            34.0%
         Valuation allowance                           (35.34)          (35.34)
         Federal alternative
          minimum tax ("AMT") rate                       0.0              0.0
         State income tax at statutory rates             8.84             8.84
                                                     --------          -------
                                                         7.5%             7.5%
                                                     ========          =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are approximately as follows:


                                                     April 30, 2006

Deferred tax assets:
   Net operating loss carry forwards                  $  3,512,000
   Goodwill                                                798,000
   Property & equipment
   Financial instruments
   State taxes
   Other assets                                             42,000
   Allowance
   Stock options
   AMT credit                                               20,000
                                                            ------
Total deferred tax assets                                4,372,000
                                                         ---------

Deferred tax liabilities:
   Financial instruments                                   (46,000)
   Other Liabilities                                        (9,000)
   Other                                                   (26,000)
                                                       -----------
Total deferred tax liabilities                             (81,000)
                                                       -----------

Net deferred tax asset before valuation allowance        4,291,000
                                                         ---------

Valuation allowance                                     (4,291,000)
                                                        -----------

Net deferred tax                                      $          0
                                                       ===========

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS



At April 30, 2006 and April 30, 2005, the net deferred tax asset is reserved through a valuation allowance to the extent that the Company believes that it is more likely than not that the loss carry forwards will not be realizable. During the fiscal years ended April 30, 2006 and 2005, the valuation allowance (decreased) increased by $(10,000) and $1,837,000), respectively. Federal and state net operating loss carry forwards of approximately $9,006,000 and $7,761,000 expire at various dates through 2026 and 2016, respectively.

Note 10 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of various classes of financial instruments at April 30, 2006 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange and the use of different market assumptions and/or estimation methodologies could materially affect the estimates. There are no significant differences between the amounts included in the balances as of April 30, 2006 and 2005 and the estimated fair values.

The methodologies used to calculated the fair values of various balance sheet items follow:

Cash and Equivalents

The carrying amount is estimated to approximate market value.


Short-term Mortgage Related Accounts Receivable

These receivables consist primarily of various types of income earned from wholesale and retail loan transactions where the income has been recognized as of April 30, 2006, but where the cash payment has yet to be received. These items usually turn over in less than 30 days after the end of the month, accordingly, the fair value is estimated to approximate the carrying value.

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

Best Efforts Forward Delivery Commitments

The Company enters into Best Efforts Forward Delivery commitments with secondary market investors with respect to mortgages upon their origination. Conceptually, and in practicality, these commitments from investors function as Puts that the company receives, i.e., the right, but not the obligation, to put a mortgage loan to a secondary market buyer.

The consequences of this Put in making a valuation determination are two-fold:

     1. First, if interest rates rise, the (positive) value of the Put will be exactly equal to the negative value of the Loan Lock with the applicant borrower, thus creating an exact and equal offset to one another.

     2. Second, if interest rates decline, the value of the Put will be zero. It can never have a negative value. The value of the Loan Lock with the applicant borrower, on the other hand, will have a positive value.

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

A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of the dates indicated, including financial instruments whose contract amount represents credit risk only, is as follows:

         Description                                         April 30, 2006            April 30, 2005
                                                             --------------            --------------
         Commitments to extend credit                       $    26,416,300           $    21,772,820
         Mandatory forward delivery commitments             $    12,862,650           $     2,741,500


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

During the year ended April 30, 2006 approximately 56% and 33% of the Company's business activity was with customers located within California and Arizona, respectively. During the year ended April 30, 2005, 68% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of the occurrence of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements. Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. During the years ended April 30, 2006 and 2005, the Company repurchased three loans from each fiscal year, in all cases the loans have been resold and the Company recovered its principal and fees associated with these loans.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 11 - Significant Group Concentrations of Credit Risk  (continued)

The Company has a concentration of credit risk with respect to its cash deposits with commercial banks that exceed federally insured limits by approximately $3.8 million.

Note 12 - Commitments and Contingencies

Operating and Capital Leases

The Company has entered into various operating lease agreements for the rental of office space and capital leases for equipment expiring at various dates through 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The cost basis of the related capital leases was $61,995 as of April 30, 2006. The related accumulated depreciation on the capital leases was $0 and $37,524 for the years ended April 30, 2006 and 2005, respectively.


Aggregate future-minimum lease payments under these operating lease agreements are as follows as of April 30, 2006:



                                               Operating Leases
                           2007                $  682,527
                           2008                   702,328
                           2009                   503,428
                           2010                    57,410
                                                 ------------
                           Total               $1,945,693


Rental expense was $702,114 and $678,803 for the years ended April 30, 2006 and 2005, respectively.

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

Note 13 - Related Party Transactions

As of April 30, 2006 and 2005, $450,000 of the Company's subordinated debentures is held by a member of the Board of Directors.

A member of the Board of Directors provides legal services to the Company. The Company paid $0 and $15,539 in the years ended April 30, 2006 and 2005, respectively, for these services.

During the fiscal year ended April 30, 2005, the Company loaned $15,986 to a new entity, Rush Funding, LLC ("Rush Funding"). One of the Managing Partners of Rush Funding, Eugene Kristul, is the son of the Chief Executive Officer, Joseph Kristul, and the President, Maria Kristul, of the Company. During the current fiscal year the outstanding balance was paid off and as of April 30, 2006, no amounts were due to the company.

Note 14 - Subsequent Events

On May 18, 2006, the Company agreed to sell up to 2.5 million shares at $0.70 each to Pegasus Funds, LLC, a Dallas-based investment fund, as well as to issue a warrant to purchase up to 1.65 million shares at $0.70 each. Said warrant will have a 3 year term, and the number of shares to which it will apply will be pro-rated based upon the portion of the contracted for 2.5 million shares that are sold.

Subsequently, on June 30, 2006, the Company and Pegasus amended the underlying agreement to increase the number of shares to be sold to a maximum of 3.0 million, and to pay to Pegasus an 8% cash Due Diligence Fee, based upon the gross dollar amount of funds raised on the Company's behalf.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 14 - Subsequent Events  (continued)


On May 18, 2006, the Company agreed to modify the terms of its outstanding 8.5% Convertible Subordinated Notes Due 2015. The interest rate was raised to 10%. In return, the Company received permission to raise up to $5 million of equity on whatever terms the Board of Directors deems appropriate without triggering the conversion price reset feature of the Notes.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Transnational Financial Network, Inc.



/s/ Joseph Kristul
----------------------------------------------------------

Joseph Kristul, Chief Executive Officer

Date: July 27, 2006

/s/ Thomas Schott
----------------------------------------------------------

Thomas Schott, Chief Financial Officer

Date: July 27 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joseph Kristul                          Director          July 27, 2006
-----------------------------------
Joseph Kristul



/s/ Maria Kristul                           Director          July 27, 2006
-----------------------------------
Maria Kristul



/s/ Robert A. Forrester                     Director          July 27, 2006
-----------------------------------
Robert A. Forrester



/s/ Alex Rotzang                            Director          July 27, 2006
-----------------------------------
Alex Rotzang



/s/ J. Peter Gaskins                        Director          July 27, 2006
-----------------------------------
J. Peter Gaskins



/s/ Paul Garrigues                          Director          July 27, 2006
-----------------------------------
Paul Garrigues