Form 10QSB
period 2006-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2006-09-14
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For the fiscal period ended July 31, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

                        Commission file number: 1-14219

                      Transnational Financial Network, Inc
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)

 California                                             94-2964195
-----------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

  401 Taraval Street, San Francisco, CA                         94116
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of September 10, 2006. 6,791,360

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  July 31, 2006
                                    UNAUDITED





                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                        Page
Item 1.  Financial Statements
         Condensed Balance Sheet as of July 31, 2006                    F-2
         Condensed Statements of Operations for
                the three months ended July 31, 2006 and 2005           F-3
         Condensed Statements of Cash Flow for the three months
                ended July 31, 2006 and 2005                            F-4
         Notes to the Condensed Financial Statements              F-5 - F-11

Item 2   Management's Discussion and Analysis of
                Financial Condition and Results of Operations    MD-1 - MD-18

Item 3.  Controls and Procedures                                        O-1

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K                                O-1

Signatures                                                              O-1

PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                               As of July 31, 2006


                                                                                                 July 31, 2006
                                                                                                 -------------
                                                                                                 (Unaudited)

ASSETS
Current Assets:

Cash and cash equivalents                                                                        $   1,868,833
Restricted cash                                                                                        125,000
Restricted - Certificate of deposit                                                                    900,000
Short-term mortgage related receivables                                                                860,607
Mortgage loans held for sale                                                                         1,281,941
Prepaid Expenses                                                                                       139,998
Fair Value of Financial Instruments                                                                      9,940
                                                                                                         -----

  Total Current Assets                                                                               5,186,319
                                                                                                     ---------

Fixed Assets:
Furniture & Fixtures                                                                                   994,980
Leasehold Improvements                                                                                  98,234
  Accumulated Depreciation                                                                            (996,776)
                                                                                                      ---------

  Total Fixed Assets                                                                                    96,438
                                                                                                        ------

Other Assets:
Goodwill                                                                                               459,934
Other Assets                                                                                           191,845
                                                                                                       -------

  Total Other Assets                                                                                   651,779
                                                                                                       -------


TOTAL ASSETS                                                                                     $   5,934,536
                                                                                                     =========



             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                               As of July 31, 2006





                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                July 31, 2006
                                                                                                -------------
                                                                                                 (Unaudited)

CURRENT LIABILITIES:

Accounts Payable and Other Liabilities                                                           $     308,846
Accrued Interest                                                                                        53,554
Loans Payable                                                                                           35,975
Fair Value of Financial Instruments                                                                     15,069
Income Taxes Payable                                                                                     1,200
Short-term portion of Subordinated debt                                                                850,000
                                                                                                       -------

  Total Current Liabilities                                                                          1,264,644
                                                                                                     ---------



Long-Term Liabilities

Subordinated Debt                                                                                    2,887,700


  Total Long-Term Liabilities                                                                        2,887,700
                                                                                                   -----------



STOCKHOLDERS' EQUITY:


Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                                               -
Common stock, no par value: 20,000,000 shares
   authorized; 6,791,360 shares issued and outstanding
   at July 31, 2006.                                                                                13,562,038
Common Stock - Subscribed                                                                              900,000
Accumulated deficit                                                                                (12,679,846)
                                                                                                  ------------

Total Stockholders' Equity                                                                           1,782,192
                                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   5,934,536
                                                                                                   ===========

             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  For the Quarters Ended July 31, 2006 and 2005

                                                                                            (Unaudited)


                                                                                         2006         2005
                                                                                         ----         ----
Revenue:
Net Gain on Sale of Loans                                                          $1,190,089   $1,897,026
Production Income                                                                   1,315,724    1,494,851
Other Income                                                                            5,680       20,283
                                                                                        -----       ------

Total Revenue                                                                       2,511,493    3,412,160

Direct Expenses:
Commissions & Production Incentives                                                   868,432    1,043,754
Production Expenses                                                                   345,016      208,780
Early Loan Payoff Penalties                                                                 -       15,000
                                                                                   -----------       ------
Pair-Off Fees

Total Direct Expenses                                                               1,213,448    1,267,534

Interest Income (Expenses):
Interest Income from loans in warehouse                                               259,393      468,372
Interest Expense on loans in warehouse                                               (265,780)    (405,740)
Warehouse transaction fees                                                            (31,534)     (45,475)
                                                                                      --------    ---------

Net warehouse interest income (expense)                                               (37,921)      17,157

Interest Expense - Subordinated Debt                                                  (91,318)     (87,081)
                                                                                     ---------    ---------
Net Interest Income (Expense)                                                        (129,239)     (69,924)

Gross Profit on Mortgage Activities                                                 1,168,806    2,074,702

Indirect Expenses:
Salaries & Benefits                                                                   964,187    1,118,796
General & Administrative                                                              759,353      586,277
Occupancy                                                                             183,425      174,641
Depreciation & Amortization                                                            22,785       18,156
                                                                                       ------      -------

Total Indirect Expenses                                                             1,929,750    1,897,870

Operating Loss                                                                     $ (760,944)  $  176,832

Other Interest Income (Expense)                                                        22,937       18,373
Chg in fair value of financial instrument                                             (10,288)      47,179
                                                                                       -------      ------
Total Other Income (Expense)                                                           12,649       65,552

Net Loss before Taxes                                                                (748,295)     242,384
                                                                                     =========     =======

Basic net loss per share                                                              $(0.11)       $0.04
Fully diluted loss per share                                                          $(0.11)       $0.04

Weighted-average shares outstanding
Basic                                                                               6,791,360    6,791,360
Diluted                                                                             6,791,360    6,795,110


             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the Quarter Ended July 31, 2006 and 2005
                                   (Unaudited)

                                                                         2006                      2005
                                                                  ------------------         -----------------

Cash flows from operating activities:

Net income (loss)                                                 $         (748,295)        $         242,384
Adjustments to reconcile net income (loss) to net cash
   Used in operating activities:
     Depreciation and amortization                                            22,785                    18,156
     Provision for early loan payoffs                                              -                    15,000
     Changes in Restricted Cash Requirement                                                             (5,000)
     Change in fair value of financial instruments                            10,288                   (47,179)
Net effect of changes in assets and liabilities:
     Other assets                                                              2,734                   (19,258)
     Prepaid Expenses                                                         (1,477)                        -
     Accrued interest payable                                                 12,282                    16,956
     Accounts payable and other liabilities                                 (133,079)                   (8,011)
                                                                                   -
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                  (55,185)                  (89,985)
     Mortgage loans originated for sale                                 (145,852,987)             (129,989,923)
     Proceeds from sales of mortgage loans                               145,611,987               130,247,211
                                                                     ---------------           ---------------

Net cash (used) provided by operating activities:                         (1,130,947)                  380,351
                                                                     ----------------          ---------------


Cash flows from investing activities:

Purchases of property and equipment                                           (8,959)                  (18,156)
                                                                              -------                  --------
Net cash (used) by investing activities:                                      (8,959)                  (18,156)
                                                                              -------                  --------


Cash flows from financing activities:

Financing provided by insurance                                               (3,900)                        -
Common Stock Subscribed                                                      900,000                         -
Stock options exercised                                                        3,000


Net cash provided by financing activities:                                   899,100                         -
                                                                     ---------------           ---------------


Net (decrease) increase in unrestricted
     cash and cash equivalents                                              (240,806)                  362,195

Unrestricted cash and cash equivalents, beginning of period                2,109,639                 3,058,140
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        1,868,833         $       3,420,335
                                                                     ===============           ===============


Interest paid                                                     $          304,855         $         386,289
Income taxes paid                                                 $               -0-        $              -0-




             See accompanying notes to these financial statements.

Note 1- Description of Operations and Summary of Significant Accounting Policies

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three-month periods ended July 31, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2006, in addition to our most recently filed Form 8K relating to non-reliance on previous financial statements as well as
Note 10 - Restatements. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three-months ended July 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

The following table illustrates the effect on net loss that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:




                                                                  Three-Months Ended
                                                                  ------------------
                                                                     July 31       July 31
                                                                      2006          2005
                                                                      ----          ----

Net loss:
As reported                                                       (798,295)        242,384

Deduct:  fair value amount                                               0              0
                                                                         -              -
Pro forma                                                         (798,295)        242,384

Basic (loss) per common share:
As reported                                                           (0.11)         0.04
Deduct:  fair value amount                                             0.00          0.00
                                                                       ----          ----
Pro forma                                                             (0.11)         0.04

Diluted (loss) per common share:
As reported                                                           (0.11)        (0.07)
Deduct:  fair value amount                                             0.00         (0.02)
                                                                       ----        -------
Pro forma                                                             (0.11)        (0.09)


There were no options granted during the quarter ended July 31, 2006. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options were fully vested as of April 30, 2005.

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

Note 3 - Financing Facilities

As of July 31, 2006, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the three-month period ended July 31, 2006 the Company had no loans subject to any purchase agreements. During the three-month period ending July 31, 2005 the Company was required to repurchase three loans in the total amount of $395,500. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The first master sale agreement provides a credit facility of $15 million as of July 31, 2006. Under this arrangement, an additional bulge capacity of $20 million is available if needed, bringing the total capacity under this arrangement to $35 million. The Company has not used this interim bulge capacity to date. Interest on the $15 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 8.25% at July 31, 2006. Interest on the remaining $20 million of the line is 0.05% higher than that charged on the $15 million portion. The rate paid by the Company on this line as of July 31, 2006 was 8.25%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheets. Additionally, the company arranged to have $900,000 of its restricted funds to be held in an interest-bearing twelve-month restricted certificate of deposit with the warehouse lender. The second master sale agreement provides a credit facility of $40 million as of July 31, 2006. Interest on the facility is at 1 month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of July 31, 2006 was between 7.28% and 7.90%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheets.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of July 31, 2006 the Company was not in compliance with its net income financial covenant but anticipates compliance prior to its fiscal year end, April 30, 2007.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of July 31, 2006, the Company had a total of $3,737,700 of subordinated debentures outstanding, of which $850,000 is represented as the short-term portion in our balance sheet as of July 31, 2006. In January 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 10% and is convertible into common shares at $1.00 per share. The remaining $1,050,000 of subordinated debt bears interest at 10%, and has maturities ranging from October 31, 2006 to October 1, 2007.

Subordinated debt interest expense of $91,318 and $87,081 was incurred in the three-month periods ended July 31, 2006 and 2005, respectively.

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

Information about stock options outstanding as of July 31, 2006 is summarized as follows:

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
                                   =========                                            =========


As of July 31, 2006, the Company had options outstanding under the programs described herein.

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As July 31, 2006, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which expire in June 2009.

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

Accordingly, the following table is a roll forward of the share reserve limit through July 31, 2006:

                                                                                Number of Options

                  Initially Reserved                                                  750,000
                  January 1, 2001                                                     171,172
                  January 1, 2002                                                     205,503
                  January 1, 2003                                                     270,407
                  January 1, 2004                                                     272,640
                  January 1, 2005                                                     271,654
                                                                                    ---------
                  Reserve amount at July 31, 2006                                   1,941,376


The table below summarizes aggregate activity for all options programs for the three-month period ended July 31, 2006:

                                                                                  All Programs
                                                                     ---------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                                                         Stock                   Exercise
                                                                        Options                    Price
                                                                     -------------               ---------

Outstanding at April 30, 2006                                          1,193,546                   $2.30
Grants and Adjustments                                                         -                       -
Forfeitures                                                                    -                       -
                                                                       ---------                   -----
Outstanding at July 31, 2006                                           1,193,546                   $2.30
                                                                       =========                   =====


As of July 31, 2006, there were 45,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50.

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

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                            July 31        July 31
                                                                                             2006           2005
                                                                                             ----           ----

Net Income (Loss)                                                                        $ (748,295)     $  242,384
Weighted average of shares outstanding                                                    6,791,360       6,791,360
Basic net loss per share                                                                 $    (0.11)     $     0.04
Effect of dilutive options                                                                        -               -
Diluted weighted average of shares outstanding                                            6,791,360       6,795,110
Diluted net loss per share                                                               $    (0.11)     $     0.04


As of July 31, 2006 and 2005, potential dilutive securities of 4,166,772 and 4,230,866 respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of July 31, 2006 and April 30, 2005, including financial instruments whose contract amount represents credit risk only is as follows:

                                                          July 31, 2006
                                                          ----------------
Commitments to extend credit                              $     14,981,800
Mandatory forward delivery commitments                           3,609,450

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

Note 9 - Common Stock Issuance

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

As of July 31, 2006, 1,285,000 shares of the 3.0 million contracted to be sold had been subscribed and paid for. As of September 12, 2006, a total of 1,748,000 shares, for a gross amount of funds received by the Company of $1,223,600, had been subscribed and paid for.



Note 10 - Restatements

As disclosed in a Form 8-K filing dated February 23, 2006, pursuant to internal management review, our management, audit committee, and prior outside independent accountant, Burr, Pilger & Mayer, LLP, concluded that our accounting for the Fair Value of Financial Instruments pursuant to SAB 105, which we adopted at the end of fiscal year 2004, and SFAS 133 had been incorrect.

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

These matters affected our annual report on Form 10-KSB for the years ended April 30, 2005 and 2004 and our quarterly reports on Form 10-QSB for the quarters ended July 31, October 31, 2005 and 2004 and our quarterly report on Form 10-QSB for the quarter ended January 31, 2005.

The table below presents the changes to the statement of operations for the first quarter ended July 31, 2005 and the changes to the balance sheet for the period ending July 2005.

                                             Three Months ended July 31, 2005
                                             --------------------------------
                                          As Reported       Restated     % Chg.
                                          -----------       --------     ------
Changes in fair value
 of financial instruments                 $(70,947)         $(47,179)   -33.5%
Net Loss                                  $266,152          $242,384     -8.9%
Earnings per Share                        $  0.04           $  0.04       0.0%

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

QUARTER ENDED JULY 31, 2006 COMPARED TO QUARTER ENDED JULY 31, 2005

For the recently ended quarter, year-over-year revenues decreased 26%, gross profits decreased 44% and the net income swung from a profit of $242,000 to loss of $748,000.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ millions)

Quarter Ended            7/31/06    4/30/06    1-31-06  10-31-05    7-31-05  4-30-05  1-31-05 10-31-04   7-31-04
-------------            -------    -------    -------    ------     ------   ---------------   ------   -------

Wholesale                  $ 94       $ 80      $ 81      $100       $130       $ 84      $ 91      $ 94      $ 98
Retail                       52         45        47        69         79         71        72        64        83
                             --        ---      ----      ----       ----       ----      ----      ----      ----
Total                      $146       $125      $128      $169       $209       $155      $163      $158      $181
                           ====       ====      ====      ====       ====       ====      ====      ====      ====


REVENUE ANALYSIS

In the first quarter, the most significant factors leading to the 26% revenue decline were as follows:

      1. Our Net Gain on Sale of Loans declined 37%, in contrast to a 28% decline in our mortgage originations.

      2. Our Net Gain on Sale of Loans margin declined from 147 basis points to 127 basis points. Somewhat less then half of this decline was due to the absence of receipt of Forwared Commitment Payout Fees in the recently ended quarter, compared to the recognition of $125,000 of such fees a year ago. The rest of the decline reflects pricing pressures in the secondary markets as the final buyers of (investors in) debt securities have increasingly greater choices than they have had in the past few years.

      3. Secondarily, Production Income decreased only 12% in the face of a 29% decline in the total number of loans originated by the company in the recently ended quarter.

We believe that the slowing of the housing markets and increased interest rates that has occurred over the last year has decreased the demand for mortgages generally, and in our principal markets, California and Arizona particularly, with consequent decrease in mortgage originations and our revenues.

As we noted in our last several reports, in mid-fiscal 2005, we set up a wholesale origination operation (Alt Funding) that operates in parallel to our existing one. The purpose is to focus on a different market segment than the Alt-A borrowers of our traditional focus. This market is for borrowers with lower credit scores, but higher than what one normally sees in sub-prime mortgage lending. We consider them to be Alt-A-Minus borrowers. We initially set this operation up on a pilot basis in our Arizona office, and have rolled it out to our other markets.

The growth in our Alt Funding business has two effects on the types of loans we originate. First, since the borrowers typically have financial abilities, a declining portion of our loans is comprised of first liens. I.e., we are making a greater portion of loans of the second lien and/or home equity line types than in earlier periods; For example, the portion of loans in the recently ended quarter that were first liens was 62%, a material drop from the 83% in the comparable period a year ago . Second, the average credit scores of our loans are going down in parallel.

Specifically, the percentage of our loans (by principal loan balance) where the borrower's FICO score is 650 or above has declined from 86.2% to 78.5% over the last year. The most significant increase occurred among borrowers with FICO scores in the 600 to 649 range, rising from 12.3% to 15.9% in the same period of time.

This is shown below in Table 2, a condensation of Table 15 in the MD&A Appendix.

                                     TABLE 2
                                    CONDENSED
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
                  -------------          -------      -------     -------    --------     --------

                  Above 700               49.1         40.1        45.5%       49.4%        54.3%
                  650-699                 29.4         36.0        31.3        30.0         31.9
                  600-649                 15.9         18.5        17.2        16.6         12.3
                  550-599                  3.5          4.8         4.8         2.6           .2
                  Below 550                1.6          0.3         0.6         1.2           .2
                  Not available            0.5          0.3         0.6         0.2          1.1
                                           ---          ---         ---         ---         ----
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%



In addition the Loan-to-Value (LTV) ratio of our loans has declined materially over the last year. For example, the percentage (by dollar value) of our loans with less than 70% LTVs decreased from 34.0% in the quarter a year ago to 26.2% in the recently ended quarter. Part of this is due to the growth of our Alt-Funding business. Over the last year borrowers are obtaining mortgage loans whose amount constitutes a higher percentage of the value of the property securing that mortgage loan, that is an increased Loan-to-Value or LTV ratio.

As addressed earlier, our Net Gain on Sale of Loans Margin contracted materially in the quarter just ended when compared to the like quarter a year ago. Somewhat less than half was due to there being no Forward Commitment Payout Fees recognized in the recently ended quarter. The rest is attributable to pricing pressures in the secondary purchase market for mortgages.

                                     TABLE 3
                          WHOLESALE GAIN ON SALE MARGIN
                                 (Basis Points)

Quarter Ended          7/31/06    4/30/06   1-31-06   10-31-05   7-31-05    4-30-05    1-31-05  10-31-04    7-31-04
-------------          -------    -------   -------   --------   -------    -------    -------  --------    -------

Gain on Sale              127       136        169       139        147       163        119       145        113

As we have observed in the past the magnitude and time of our receipt of Forward Commitment Payout Fees can have a material impact on our reported Gain on Sale margin. While this was not material in the recently ended quarter, it will likely be, although episodically so, in the future.

                                     TABLE 4
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                    ($ 000's)

Quarter Ended          7/31/06    4/30/06   1/31/06   10/31/05   7-31-05    4-30-05    1-31-05  10-31-04    7-31-04
-------------          -------    -------   -------   --------   -------    -------    -------  --------    -------

Fees Received             $-0-      $-0-      $125       $87      $ 125       $98      $ 105     $ 271        $-0-


GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended decreased by 44%, materially worse than our 26% revenue decline. The principal reasons are as follows:

      1. Our Direct Operating expenses declined only 4%, a contrast to our 26% revenue decline. The lesser decline of our Direct Operating expenses reflects the increased compensation required to keep our production personnel and the increased production personnel compensation expenses/guarantees associated with opening new offices that have not yet become productive.

      2. Total Net Interest Expense increased 85%, or $60,000. Warehouse interest expense decreased 34.5%, a somewhat greater rate of decline than the 28% decline of our wholesale originations, despite increased borrowing rates over the last year. This is due to a shorter time our loans spent being financed prior to transfer to the secondary market buyers. I.e., the average number of Days in the Warehouse dropped from 19 a year ago to 13 in the recent quarter.

          More than offsetting this, however was a 45% decline in our Interest Income from loans in the warehouse. As normally happens in rising interest rate environments, borrowers increasingly turn to low, or teaser, rate Adjustable Rate Mortgages. The interest rates we receive on these types of loans are lower than our warehouse financing costs. Thus, our carry interest turned from a positive $63,000 a year ago to a negative $6,000 this year.


                                     TABLE 5
                           GROSS PROFIT MARGIN TRENDS

Quarter Ended            7/31/06    4/30/06   1-31-06   10-31-05    7-31-05    4-30-05    1-31-05   10-31-04    7-31-04
-------------            -------    -------   -------   --------    -------    -------    -------   --------    -------

Gross Profit Margin        46.5%     48.9%      51.6%     59.4%      60.8%     57.6%      61.7%     66.6%       61.0%


INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses increased 2% on a year-over-year basis during the recently ended quarter.

Since Indirect Expenses are relatively fixed over short-to-intermediate periods of time, by definition, pressures on our ability to originate mortgage loans will also result in pressure on our operating profitability.

The major driver of our increasing Indirect Expenses in the last year has been associated with our attempts to increase our production capabilities. We opened new offices in Overland Park, Kansas and San Ramon, California, as well as expanded our office in Scottsdale, Arizona.

                                     TABLE 6
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Quarter Ended            7/31/06    4/30/06    1-31-06  10-31-05   7-31-05    4-30-05    1-31-05   10-31-04    7-31-04
-------------            -------    -------    -------  --------   -------    -------    -------   --------    -------

Total Indirect Exp.      $1,930      $1,851    $1,844   $1,936     $1,898     $1,823     $1,661    $1,637      $1,702
    Percent of Rev.        76.8%       83.2%     73.3%    65.2%      55.6%      65.0%      75.6%     66.9%       68.3%

Selected Components:
    Salaries and Ben.    $  964      $  938    $  962   $1,222     $1,119     $1,086     $  949    $  895      $  950
    Percent of Rev.         8.4%       42.2%     38.3%    41.2%      32.8%      38.8%      43.2%     36.5%       38.2%

    Gen. and Admin.      $  759      $  712    $  687   $  521     $  586     $  515     $  520    $  550      $  559
    Percent of Rev.        30.2%       32.0%     27.3%    17.5%      17.2%      18.3%      23.7%     22.5%       22.5%


LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash position plus liquid investments as of July 31, 2006, decreased by $240,806 from what it was at the end of our last fiscal quarter, April 30, 2006. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. For example, in renegotiating some of the conditions of our various warehouse borrowing facilities during the last quarter, we lowered our restricted cash position from $1,025,000 to $125,000. The company agreed to invest the negotiated $900,000 into an interest-bearing twelve month restricted certificate of deposit with the warehouse lender.

Hence, the total of unrestricted and restricted cash plus short-term (cash-like) investments is what we measure in evaluating our overall liquidity.

The principal changes to our aggregate cash and investments positions during the quarter are shown in Table 7, "Simplified Sources/(Uses) of Cash," below. The FASB-compliant statement of cash flows is included with the other financial statements in Item 1 of this filing.

The short-form table below is how management and the Company's board of directors monitor the Company's changes in cash and investments position.

                                     TABLE 7
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                               Change from Prior Period End
                                                                 Quarter           Quarter           Quarter          Quarter
Sources (Uses)                                                   7-31-06           4-30-06           1-31-06         10-31-05
-----------------------------------------------------------------------------------------------------------------------------


Operating Cash Flows
Income Statement Related Cash Flows
Net Income (Loss)                                           $  (748,295)     $(1,555,317)       $ (488,566)      $ (152,312)
Add back non-cash charges/(income)
Depreciation & Amortization                                      22,785           23,599            20,595           17,960
Accrued liability write-down                                          0                0                 0          (61,333)
Impairment of goodwill                                                0          797,855                 0                0
Fair value of financial derivatives changes                      10,288           21,141           (25,106)           4,753
Income taxes payable                                                  0              864                 0                0
Provision for early payoff penalties,
   net of payments                                                2,500                0                 0                0
Actual early payoff penalties paid                               (7,529)          (4,599)          (13,790)         (20,475)
                                                                 -------          -------          --------         --------
Operational Cash Flows from the Income Statement               (720,251)        (716,457)         (506,867)        (211,405)

Balance Sheet Related Cash Flows
Mortgages held for sale                                        (241,000)          54,380          (205,191)         574,032
Short-term mortgage receivables                                 (50,156)        (211,854)          293,306         (133,495)
Prepaid Expenses                                                 (1,477)         (33,240)           10,871           15,887
Other Assets                                                      2,734           (5,500)            2,478              221
Accounts payable and other accrued liabilities                 (120,797)          99,960          (278,424)         (30,548)
                                                               ---------          ------          ---------         --------
Operational Cash Flow from the Balance Sheet                   (410,696)         (96,254)         (176,940)         426,097

Total Cash Flow Generated/(Used) in Operations               (1,130,947)        (812,711)         (683,807)         214,692

Financing Activity Cash Flows
Financing provided for insurance                                 (3,900)               0                 0                0
Deposits received for Common Stock                              900,000                0                 0                0
Stock options exercised                                           3,000                0                 0                0
Capital lease obligations change                                      0           39,874                 0                0
                                                                      -           ------                 -                -
Total Cash Flow from Financings Activities                      899,100           39,874                 0                0

Investing Activity Cash Flows
Purchase of property and equipment                          $    (8,959)     $   (15,893)       $  (21,901)      $  (30,950)

Total Cash Flow from Investing Activities                   $    (8,959)     $   (15,893)       $  (21,901)      $  (30,950)

Net Change to Aggregate Cash                                $  (240,806)     $  (788,730)       $ (705,708)      $  183,742

In summary form, this table says the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter:

      1. The Company lost about $720,000 in cash flow from income statement-related operations during the recently ended quarter. This reflects our low level of mortgage originations in the period, and the fact that we had not yet taken actions to stem the losses as of July 31, 2006.

      2. The Company decreased its Mortgages Held for Sale by $241,000 in the recently ended quarter. This asset tends to fluctuate from quarter to quarter due to where the Company is at any particular point in time with respect to its accumulation of mortgages for bulk sale, as well as our overall origination volume. Since we stopped accumulating mortgages for bulk sale in October, 2005, the swing in the current quarter due to our lower origination level was magnified.

      3. The Company decreased Short-Term Mortgage-Related Receivables by approximately $50,000. This largely reflects the large drop in mortgage origination volume in the quarter.

      4. The Company received $900,000 in the quarter as deposits for the purchase of common shares as part of the capital raising activity previously discussed in the Notes to the Financial Statements.

      5. The paying down of Accounts Payable and other Accrued Liabilities in the quarter resulted in the use of approximately $121,000 of cash in the quarter just ended. This principally reflects the lower level of business the company generated during the past quarter, thus creating a corresponding low level of payables and accruals.

SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of July 31, 2006, the Company had a total of two financing facilities for a maximum financing capacity of up to $75 million.

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

Our overall funding strategy is to use committed facilities, summarized as of July 31, 2006:

                                     TABLE 8
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit      July 31, 2006      Maturity
----------------           -------------    --------------  ------------      -------------      --------

Master sales agreement         $35,000,000   $   5,732,729   $ 100,000          8.25%(1)         Annual or 30 days notice
Master sales agreement          40,000,000      10,686,421      25,000          7.28 - 7.90%(2)  Annual or 30 days notice
                               -----------   -------------   ---------
Totals                         $75,000,000   $  11,129,050   $ 125,000
                               ===========   =============   =========



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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                    TABLE 10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                                             July 31,
                                                               2006

Commitments to extend credit                                 21,772,820
Mandatory forward delivery commitments                        2,741,500

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

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. At July 31, 2006 the Company maintained wholesale offices in San Francisco, Costa Mesa, California and, Scottsdale, Arizona. The Company operates in one business segment - mortgage banking.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                    TABLE 11
                        DIVISIONAL LOAN PRODUCTION VOLUME
                                    ($ 000s)

Quarter Ending                       7/31/06           4/30/06           1/31/06         10/31/05          07/31/05
--------------                       -------           -------           -------         --------          --------

Wholesale Division
         Volume                     $ 93,898          $ 80,233          $ 80,624         $100,467          $129,469
         Percent of Volume                64%               64%               63%              59%               62%

         Number of Loans                 426               360               357              492               617
         Average Loan Size          $    220          $    223          $    226         $    204          $    210

Retail Division
         Volume                       51,955          $ 45,288          $ 47,391         $ 68,617          $ 79,092
         Percent of Volume                36%               36%               37%              41%               38%

         Number of Loans                 172               117               123              205               223
         Average Loan Size          $    302          $    387          $    385         $    335          $    355

Total Loan Production
         Volume                     $145,853          $125,521          $128,015         $169,084          $208,561
         Number of Loans                 598               477               480              697               840
         Average Loan Size          $    244          $    263          $    267         $    243          $    248


THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa, California and Scottsdale, Arizona.

During the quarter ended July 31, 2006, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 12
                               PULL THROUGH RATES

         Quarter Ended            Jul06   Apr06    Jan06    Oct05   Jul 05   Apr 05   Jan 05   Oct 04  Jul 04
         -------------            -----   -----    -----    -----   ------   ------   ------   ------  ------

         Rate                     75%     75%      73%      75%      75%     74%      77%      65%     66%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of July 31, 2006, we had two financing facilities in place for a total borrowing capacity of up to $75 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to expand substantially our business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

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

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines presently mortgage loans larger than $417,000) are called Jumbo loans. Jumbo loans comprised approximately 21% and 41% of the wholesale mortgage loans we originated for the quarters ended July 31, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:

                                    TABLE 13
                        WHOLESALE MORTGAGE LOANS BY TYPE


Quarter Ending                                                7/31/06    4/30/06    1/31/06  10/31/05   7/31/05
--------------                                                -------    -------    -------   --------------------

1 month adjustable-rate (various total terms)                  13.6%       7.2%       9.6%      5.9%       4.1%
6 month adjustable-rate (various total terms)                   0.3        1.1        0.6       0.4        2.3
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       11.0       18.8       16.9      16.4        4.0
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        1.4        0.3        0.3       0.8        1.0
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       20.1       21.7       23.0      24.2       33.5
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        1.4        0.8        2.5       0.4        1.2
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        3.5        2.8        0.6       0.0        0.0
10 year term fixed-rate                                         0.0        0.0        0.0       0.0        0.0
15 year term fixed-rate                                        10.3       13.3        7.3       4.9        3.2
20 year term fixed-rate                                         1.9        2.5        2.5       2.8        0.5
30 year term fixed-rate                                        22.7       15.6       19.1      21.4       28.4
Federal Housing Authority (various total terms and rates)       0.0        0.0        0.0       0.0        0.0
HELOC                                                           6.5       11.4       11.2      11.0       12.4
Equity Line                                                     3.5        3.9        5.6       5.9        7.0
Other                                                           3.8        0.6        0.8       5.9        2.4
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%




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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 14
                      WHOLESALE LOAN TO VALUE DISTRIBUTION

                  Quarter Ended          7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
                  -------------          -------      -------     -------     -------     --------

                  50 or less               3.9%         3.4%        4.3%        6.0%         8.9%
                  50.01 - 60               6.8          4.4         4.8         4.9          4.9
                  60.01 - 70              15.5          9.4        17.1        19.1         20.2
                  70.01 - 80              68.2         77.3        70.3        65.7         63.4
                  80.01 - 85               1.1          2.5         1.0         1.8          2.0
                  85.01 - 90               1.5          2.5         1.0         1.8          0.0
                  90.01 - 95               1.1          0.0         0.5         0.0          0.6
                  95.01 or more            1.9          0.5         1.0         0.7          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:

                                    TABLE 15
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended         07/31/06      4/30/06     1/31/06    10/31/05     07/31/05
                  -------------         --------      -------     -------     -------     --------

                  800 +                    0.7%         0.6%        0.6%        1.2%         1.7%
                  775 - 799                5.8          3.9         5.3         4.5          7.1
                  750 - 774                8.7          9.2         8.4        12.8         11.8
                  725 - 749               17.1          9.7        12.4        15.0         17.9
                  700 - 724               16.8         16.7        18.8        15.9         15.8
                  675 - 699               15.4         15.0        18.4        15.0         20.5
                  650 - 674               14.0         21.0        12.9        15.0         11.4
                  625 - 649               12.2         11.7        12.1         9.7          8.7
                  600 - 624                3.7          6.8         5.1         6.9          3.6
                  575 - 599                2.8          4.2         3.1         1.8          0.0
                  550 - 574                0.7          0.6         1.7         0.8          0.2
                  Below 550                1.6          0.3         0.6         1.2          0.2
                  No score available       0.5          0.3         0.6         0.2          1.1
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

WHOLESALE GEOGRAPHIC CONCENTRATION

The Company originates wholesale loans most heavily in California and Arizona. During the quarters ended July 31, 2006 and 2005, the Company's wholesale loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 16
                     WHOLESALE LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                   7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
         -------------                   -------      -------     -------    --------     --------

         California                       43.5%        38.6%       44.1%       36.9%        44.7%
         Arizona                          43.2         39.9        40.2%       54.3%        43.1%
         Nevada                            3.7          2.8         2.0%        2.6%         5.3%
         Florida                           3.5         10.8         4.5%        2.4%         3.9%
         Washington                        1.6          4.7         4.2%        0.0%         0.0%
         Others                            4.5          3.2         5.0%        3.8%         3.0%
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the quarters ended July 31, 2006 and 2005, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:

                                    TABLE 17
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE
                            (Quarters Ending July 31)

                  Quarter Ended          7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
                  -------------          -------      -------     --------------------------------

                  Single family           57.0%        52.8%       57.0%       48.4%        46.4%
                  Planned Unit Dev.       20.3         29.2        22.5        26.4         35.4
                  Condominium             16.8         14.4        12.9        19.3         10.3
                  2 - 4 family             5.9          3.6         7.6         5.5          7.9
                  Other                    0.0          0.0         0.0         0.4          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

The table below shows the trend of the wholesale division's first lien mortgage loan origination volume, as measured by principal balance:

                                    TABLE 18
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

              Quarter Ended              7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
              -------------              ---------------------------------------------------------

               $100,000 or less           30.8%        36.1%       34.8%       33.8%        37.3%
               $100,001-200,000           30.8         26.7        24.4        29.7         26.9
               $200,001-300,000           14.7         17.2        17.1        16.3         15.3
               $300,001-400,000            9.1          6.1         9.0         9.6          8.1
               $400,001-500,000            5.4          4.2         6.2         3.7          3.9
               $500,001-600,000            4.0          3.3         2.6         3.3          2.3
               $600,001-700,000            2.6          1.9         2.2         1.2          2.1
               $700,001-800,000            0.7          1.4         0.6         0.4          1.1
               $800,001-900,000            0.5          0.0         0.6         0.6          1.7
               $900,001-1,000,000          1.2          0.8         1.1         0.8          0.7
               $1,000,001-1,500,000        0.2          1.7         1.1         0.4          0.3
               over $1,500,001             0.0          0.6         0.3         0.2          0.3
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien mortgage loan originations represented 62% and 83% of our wholesale loan originations, as measured by principal balance, for the quarters ended July 31, 2006 and 2005, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of July 31, 2006, we had active relationships to sell to approximately 20 mortgage investors.

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

To protect against interest rate changes on mortgage loans that are in the warehouse (mortgage loans that have been funded, but not sold) and committed pipeline loans (loans which are not yet funded, but on which an interest rate has been committed to the borrower) we undertake certain activities to protect our mortgage position. We follow the practice of entering into forward delivery commitments for the sale of whole mortgage loans to mitigate our exposure to interest rate risk on substantially all funded and committed mortgage loans. These forward delivery commitments are either on a "best efforts" or "mandatory" basis. The best efforts commitments generally result in a lower gain on sale, but simply require that we make an effort to deliver a loan or group of loans at a specified interest rate and balance, with no cost or penalty if we fail to make delivery of such loans. A mandatory commitment generally results in a higher gain on sale; however, it requires that we deliver loans as promised. Failure to do so results in the payment of a penalty ("pair-off" fee), which can be significant in the event of large changes in the interest rate environment. The Company has not designated its practice of entering into forward delivery commitments as a hedging activity within the definition of Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instrument and Hedging Activities.

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

The company has periodically on a "best execution" basis, initiated a program to accumulate certain types of loans and then sell them in bulk. The types of loans we have done bulk or mini-bulk sales, have been Home Equity Lines of Credit (HELOCs) and adjustable rate mortgages (ARMs), both of which are less susceptible to value changes from changes in interest rates than are fixed rate mortgages.

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

As of July 31, 2006, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

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

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the quarters ended July 31, 2006 and 2005, the Company had no loans subject to any repurchase agreements. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution or "in the warehouse", for each quarter for the last nine fiscal quarters:

                                    TABLE 19
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Quarter Ended           Jul 06  Apr 06   Jan 06   Oct 05   Jul 05   Apr 05  Jan 05   Oct 04   Jul 04
         -------------           ------  ------   ------   ------   ------   ------  ------   ------   ------

         Average # of Days         13      14       20       19       19       16      15       15       15


The increase in our average number of days loans remain financed by our warehouse facilities is due to our increasing use of mini-bulk and bulk sales of mortgage loans, i.e. loans we sell via this method remain financed longer than loans we sell immediately upon funding to the borrower.

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of July 31, 2006 contracted with 20 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 26% and 18% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the quarters ended July 31, 2006 and 2005.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are underwritten by the wholesale division. During the quarters ended July 31, 2006 and 2005, the average loan size originated by the retail division was approximately $450,000 and $424,000 respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 59% and 58% of the retail mortgage loans we originated for the quarters ended July31, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended July 31, 2006 and 2005:

                                    TABLE 20
                         RETAIL LOAN ORIGINATION BY TYPE

         Quarter Ended                   7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
         -------------                   ---------------------------------------------------------

         Jumbo mortgages                  25.9%        37.6%       40.6%       28.1%        58.0%
         Conventional ARMs                27.0         20.5        18.7        24.3         12.6
         Conventional Fixed                4.6          5.1         9.8        11.9         22.7
         HELOC & Seconds                  42.5         36.8        30.9        35.7          6.7
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended July 31, 2006 and 2005, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 21
                       RETAIL LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                   7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
         -------------                   ---------------------------------------------------------

         California                       65.6%        85.5%       78.9%       69.0%        93.3%
         Arizona                          32.2         12.0        15.4        29.6          5.0
         New Mexico                        0.0          0.0         3.3         0.0          0.0
         Others                            2.2          2.5         2.4         1.4          1.7
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL LOAN SIZES

During the quarters ended July 31, 2006 and 2005, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    TABLE 22
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

               Quarter Ended             7/31/06      4/30/06     1/31/06    10/31/05     07/31/05
               -------------             ---------------------------------------------------------

               $100,000 or less           26.4%        26.5%       19.5%       22.8%         7.6%
               $100,001-200,000           26.4         17.9        15.5        21.0         16.0
               $200,001-300,000           15.5          9.4        12.2        16.2         19.3
               $300,001-400,000            2.9          4.3        13.8        11.9         11.8
               $400,001-500,000            7.7         12.8        14.6         8.1         11.8
               $500,001-600,000            6.3         10.3         8.9         7.6          9.2
               $600,001-700,000            5.7          5.1         5.7         3.8         10.9
               $700,001-800,000            2.3          6.0         3.3         2.4          5.0
               $800,001-900,000            1.7          0.0         0.0         1.4          3.4
               $900,001-1,000,000          4.0          1.7         1.6         3.3          2.5
               $1,000,001-1,500,000        0.0          3.4         3.3         0.5          1.7
               over $1,500,001             1.1          2.6         1.6         1.0          0.8
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 85% and 93% of our total loan originations, as measured by principal balance, for the quarters ended July 31, 2006 and 2005, respectively.

ITEM 3.  CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.




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


                                          Transnational Financial Network, Inc.

Date: September 14, 2006                  /s/ Joseph Kristul
      ------------------                  -------------------------------------
                                          Joseph Kristul, Chief Executive




                                          /s/ Thomas Schott
                                          -------------------------------------
                                          Thomas Schott, Chief Financial Officer