Form 10QSB
period 2006-10-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2006-12-15
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended October 31, 2006

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

                                 (415) 242-7800
                        ---------------------------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                              --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes __ No X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity as of December 4, 2006. 10,248,005

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                October 31, 2006
                                    UNAUDITED





                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                    Page
Item 1.  Financial Statements
         Condensed Balance Sheet as of October 31, 2006 (Unaudited) F-2-3 Condensed Statements of Operations
          for the three and six months ended
          October 31, 2006 and 2005 (Unaudited)                     F-4
         Condensed Statements of Cash Flow for the six months
           ended October 31, 2006 and 2005 (Unaudited)              F-5
         Notes to the Condensed Financial Statements                F-6 - F-13

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       MD-1 - MD-19

Item 3.  Controls and Procedures                                    O-1

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders         O-1

Item 6.  Exhibits and Reports on Form 8-K                           O-1

Signatures                                                          O-1

PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                             As of October 31, 2006

                                   (Unaudited)



                                                                                                 October 31, 2006
                                                                                                 ----------------
                                                                                                 (Unaudited)

ASSETS
Current Assets:

Cash and Cash Equivalents                                                                        $   1,389,792
Restricted Cash                                                                                        125,000
Restricted - Certificate of Deposit                                                                    900,000
Short-term Mortgage Related Receivables                                                                640,313
Mortgage Loans Held for Sale                                                                         1,156,741
Prepaid Expenses                                                                                       239,934
Fair Value of Financial Instruments                                                                     18,009
                                                                                                        ------

  Total Current Assets                                                                               4,469,789
                                                                                                     ---------

Fixed Assets:
Furniture & Fixtures                                                                                   997,018
Leasehold Improvements                                                                                  98,234
  Accumulated Depreciation                                                                          (1,015,844)
                                                                                                     ----------

  Total Fixed Assets                                                                                    79,408
                                                                                                        ------

Other Assets:
Investment in RML                                                                                    1,196,052
Goodwill                                                                                               459,934
Other Assets                                                                                           205,503
                                                                                                       -------

  Total Other Assets                                                                                 1,861,489
                                                                                                     ---------


TOTAL ASSETS                                                                                     $   6,410,686
                                                                                                     =========






              See accompanying notes to these financial statements
                                     F - 2

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                             As of October 31, 2006

                                   (Unaudited)







                           LIABILITIES AND STOCKHOLDERS' EQUITY


October 31, 2006
                                                                                                 (Unaudited)

CURRENT LIABILITIES:

Accounts Payable and Other Liabilities                                                           $     305,401
Accrued Interest                                                                                        59,374
Loans Payable                                                                                           17,327
Fair Value of Financial Instruments                                                                        987
Income Taxes Payable                                                                                     1,200
Short-term portion of Subordinated debt                                                              1,000,000
                                                                                                   -----------

  Total Current Liabilities                                                                          1,384,289
                                                                                                     ---------



Long-Term Liabilities

Subordinated Debt                                                                                    2,737,700
                                                                                                   -----------


  Total Long-Term Liabilities                                                                        2,737,700
                                                                                                   -----------

STOCKHOLDERS' EQUITY:

Preferred Stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                                            -
Common Stock, no par value: 20,000,000 shares
   authorized; 10,248,005 shares issued and outstanding
   at October 31, 2006.                                                                             15,883,802
Accumulated Deficit                                                                                (13,595,105)
                                                                                                   ------------

Total Stockholders' Equity                                                                           2,288,697
                                                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   6,410,686
                                                                                                   ===========


              See accompanying notes to these financial statements
                                      F - 3

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 For the Periods Ended October 31, 2006 and 2005

                                   (Unaudited)

                                                 3 Months Ending October 31            Six Months Ending October 31
                                                 --------------------------             ---------------------------
                                                 2006         2005    % Chg.             2006         2005    % Chg.
                                                 ----         ----    -----              ----         ----    ------
Revenue:
Net Gain on Sale of Loans                   $  835,917   $1,394,892    -40.1        $ 2,026,006   $3,291,919    -38.5
Production Income                            1,259,657    1,524,186    -17.4          2,575,381    3,019,037    -14.7
Other Income                                     6,702       49,721    -86.5             12,383       70,004    -82.3
                                                -----       ------                       ------       ------

Total Revenue                                2,102,276    2,968,799    -29.2          4,613,770    6,380,960    -27.7

Direct Expenses:
Commissions & Production Incentives            864,745      921,874     -6.2          1,730,677    1,965,627    -12.0
Production Expenses                            253,873      208,319     21.9            598,889      417,099     43.6
Early Loan Payoff Penalties                     36,000            -                      38,500       15,000    156.7
                                                ------                                   ------       ------


Total Direct Expenses                        1,154,618    1,130,193      2.2          2,368,066    2,397,726     -1.2

Interest Income (Expenses):
Interest Income from Loans in Warehouse        228,166      353,418    -35.4            487,559      821,788    -40.7
Interest Expense on Loans in Warehouse        (239,676)    (309,237)   -22.5           (505,456)    (714,978)   -29.3
Warehouse Transaction Fees                     (22,875)     (31,700)   -27.8            (54,409)     (77,174)   -29.5
                                              --------     --------                    --------    ---------

Net Warehouse Interest Income (expense)        (34,385)      12,481   -375.5            (72,306)      29,636   -344.0

Interest Expense - Subordinated Debt           (93,446)     (87,081)     7.3           (184,763)    (174,162)     6.1
                                              --------     --------                   ----------   ----------
Net Interest Income (Expense)                 (127,831)     (74,600)    71.4           (257,069)    (144,526)    77.9

Gross Profit on Mortgage Activities            819,827    1,764,006    -53.5          1,988,635    3,838,708    -48.2

Indirect Expenses:
Salaries & Benefits                            867,822    1,221,904    -29.0          1,832,009    2,340,700    -21.7
General & Administrative                       700,243      520,847     34.4          1,459,596    1,107,125     31.8
Occupancy                                      187,016      175,502      6.6            370,442      350,143      5.8
Depreciation & Amortization                     22,785       17,960     26.9             45,570       36,116     26.2
                                                ------       ------                      ------      -------

Total Indirect Expenses                      1,777,866    1,936,213     -8.2          3,707,617    3,834,084     -3.3

Operating Loss                                (958,039)    (172,207)   456.3        $(1,718,982)  $    4,624       nm

Other Interest Income (Expense)                 22,938       24,649     -6.9             45,874       43,022      6.6
Change in RML Investment                        (2,309)           -       nm             (2,309)           -
Change in Fair Value of Financial Instrument    22,150       (4,754)      nm             11,862       42,425    -72.0
                                                ------       -------                     ------       ------
Total Other Income (Expense)                    42,779       19,895    115.0             55,427       85,447     35.1

Net Loss before Taxes                       $ (915,260)    (152,312)      nm         (1,663,555)      90,071       nm
                                             ==========    =========                ===========       ======

Basic net loss per share                      $(0.09)      $(0.02)                    $(0.16)         $0.01
Fully diluted loss per share                  $(0.09)      $(0.02)                    $(0.16)         $0.01

Weighted-average shares outstanding
Basic                                       10,248,005    6,791,360                  10,248,005    6,791,360
Diluted                                     10,248,005    6,791,360                  10,248,005    6,795,905





              See accompanying notes to these financial statements
                                      F - 4

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Six Months Ended October 31, 2006 and 2005
                                   (Unaudited)


                                                                         2006                      2005
                                                                  ------------------         -----------------

Cash flows from operating activities:

Net Income (loss)                                                 $       (1,663,555)        $          90,071
Adjustments to reconcile net income (loss) to net cash
   Used in operating activities:
     Depreciation and Amortization                                            45,570                    36,116
     Provision for Early Loan Payoffs                                              -                    (5,000)
     Change in Fair Value of Financial Instruments                           (11,863)                  (42,425)
Net effect of changes in assets and liabilities:
     Other Assets                                                            (14,641)                   (3,150)
     Prepaid Expenses                                                       (101,413)                        -
     Accrued Interest Payable                                                 18,102                    13,913
     Accounts Payable and Other Liabilities                                 (136,524)                  (96,847)
Net effect of changes in mortgage lending activities:
     Short-term Mortgage Related Receivable                                  165,109                  (228,955)
     Mortgage Loans Originated for Sale                                 (278,118,844)             (230,456,551)
     Proceeds from Sales of Mortgage Loans                               278,003,044               231,287,871
                                                                     ---------------           ---------------

Net cash (used) provided by operating activities:                         (1,815,015)                  595,043
                                                                     ----------------          ---------------


Cash flows from investing activities:

Purchases of Property and Equipment                                          (10,997)                  (49,106)
Investment in RML                                                         (1,196,052)                        -
                                                                          -----------

Net cash (used) by investing activities:                                  (1,207,049)                  (49,106)
                                                                          -----------                  --------


Cash flows from financing activities:

Financing Provided by Insurance                                              (22,547)                        -
Common Stock Issued                                                        2,419,652                         -
Due Diligence Fee                                                            (97,888)
Stock Options Exercised                                                        3,000                         -


Net cash provided by financing activities:                                 2,302,217                         -
                                                                     ---------------           ---------------


Net (decrease) increase in unrestricted
     cash and cash equivalents                                              (719,847)                  545,937

Unrestricted cash and cash equivalents, beginning of period                2,109,639                 3,058,140
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        1,389,792         $       3,604,077
                                                                     ===============           ===============


Interest paid                                                     $          632,969         $         813,044
Income taxes paid                                                 $               -0-        $              -0-


              See accompanying notes to these financial statements
                                      F - 5

Note 1 - Description of Operations and Summary of Significant Accounting
Policies

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the six-month periods ended October 31, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2006, in addition to our Form 8-K, filed February 22, 2006, relating to non-reliance on previous financial statements as well as Note 10 - Restatements. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the six-months ended October 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

Stock-Based Compensation - The Company follows SFAS 123R and SFAS 148 in accounting for its employee stock options. The disclosure provisions of Statement of Financial Accounting Standards SFAS 148 have been incorporated into these financial statements and accompanying footnotes.

The following table illustrates the effect on net loss that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:




                                   Three-Months Ended              Six-Months Ended
                                   ------------------                 -------------
                                 October 31   October 31          October 31    October 31
                                   2006         2005                2006          2005
                                   ----         ----                ----          ----

Net income (loss):
As reported                        (915,260)     (152,312)        (1,663,555)       90,071

Deduct:  fair value amount                0             0                  0             0
                                                                           -             -
Pro forma                          (915,260)     (152,312)        (1,663,555)       90,071

Basic (loss) per common share:
As reported                           (0.09)       (0.02)             (0.16)         0.01
Deduct:  fair value amount            (0.00)        0.00               0.00          0.00
                                       -----        ----               ----          ----
Pro forma                             (0.09)       (0.02)             (0.16)         0.01

Diluted (loss) per common share:
As reported                           (0.09)       (0.02)             (0.16)         0.01
Deduct:  fair value amount            (0.00)        0.00               0.00          0.00
                                       -----        ----               ----         -----
Pro forma                             (0.09)       (0.02)             (0.16)         0.01


There were no options granted during the quarter ended October 31, 2006. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options were fully vested as of April 30, 2005.

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

Note 3 - Financing Facilities

As of October 31, 2006, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the six-month period ended October 31, 2006 the Company had no loans subject to any purchase agreements. During the six-month period ending October 31, 2005 the Company was required to repurchase three loans in the total amount of $395,500. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The first master sale agreement provides a credit facility of $15 million as of October 31, 2006. Under this arrangement, an additional bulge capacity of $20 million is available if needed, bringing the total capacity under this arrangement to $35 million. The Company has not used this interim bulge capacity to date. Interest on the $15 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 8.25% at October 31, 2006. Interest on the remaining $20 million of the line is 0.05% higher than that charged on the $15 million portion. The rate paid by the Company on this line as of October 31, 2006 was 8.25%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheet. Additionally, the company arranged to have $900,000 of its restricted funds to be held in an interest-bearing twelve-month restricted certificate of deposit with the warehouse lender. The second master sale agreement provides a credit facility of $40 million as of October 31, 2006. Interest on the facility is at 1 month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of October 31, 2006 was between 7.19% and 7.82%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheet.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of October 31, 2006 the Company was not in compliance with its net income financial covenant but anticipates compliance prior to its fiscal year end, April 30, 2007.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of October 31, 2006, the Company had a total of $3,737,700 of subordinated debentures outstanding, of which $1,000,000 is represented as the short-term portion in our balance sheet as of October 31, 2006. In January 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 10% and is convertible into common shares at $1.00 per share. The remaining $1,050,000 of subordinated debt bears interest at 10%, and has maturities ranging from October 31, 2006 to October 1, 2007.

Subordinated debt interest expense of $93,446 and $87,081 was incurred in the three-month periods ended October 31, 2006 and 2005, respectively.

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

Note 6 - Stock Option Programs and Warrants to Purchase Common Stock

On March 10, 2005, the Board of Directors of the Company accelerated the vesting of all outstanding options, such that on that date, all outstanding options are fully vested. The Company accelerated the vesting of the options principally to avoid the administrative complexities of required disclosures associated with SFAS 123-R. The Board of Directors continues to evaluate the situation with respect to future option issuance. The acceleration of options resulted in the immediate vesting of options to purchase 228,989 shares of the Company's common stock. Using the intrinsic value method for valuing these accelerated employee options, compensation expense of $2,010 was recognized in the year ended April 30, 2005. Using the fair value method for valuing these accelerated independent contractors' options, an additional $4,402 in expense was recognized in the year ended April 30, 2005.

Information about stock options outstanding as of October 31, 2006 is summarized as follows:

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
                                   =========                                            =========


As of October 31, 2006, the Company had options outstanding under the programs described herein.

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

Accordingly, the following table is a roll forward of the share reserve limit through October 31, 2006:

                                            Number of Options

      Initially Reserved                       750,000
      January 1, 2001                          171,172
      January 1, 2002                          205,503
      January 1, 2003                          270,407
      January 1, 2004                          272,640
      January 1, 2005                          271,654
                                            -----------
    Reserve amount at October 31, 2006       1,941,376

The table below summarizes aggregate activity for all options programs for the three-month period ended October 31, 2006:

                                                                                  All Programs
                                                                     ---------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                                                         Stock                   Exercise
                                                                        Options                    Price
                                                                     -------------               ---------

Outstanding at April 30, 2006                                          1,193,546                   $2.30
Grants and Adjustments                                                         -                       -
Forfeitures                                                                    -                       -
                                                                       ---------
           Outstanding at October 31, 2006                             1,193,546                   $2.30
                                                                       =========                   =====


                                               Stock                Exercise
                                             Warrants                Price

Outstanding at April 30, 2006                   45,000                $1.32
Grants and Adjustments                       1,650,000                 $.70
                                             ---------                 ----
Outstanding at October 31, 2006              1,695,000                 $.72
                                             =========                 ====


As of October 31, 2006, there were 1,695,000 warrants to purchase shares of the Company's common stock outstanding. The exercise prices of the warrants ranged from $0.55 to $7.50. The warrants outstanding as of April 30, 2006 have expiration dates of January 2007 and November 2008. The warrants issued in the current quarter expire in June 2009.

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

                                                         Three Months Ended                  Six Months Ended
                                                                                             ----------------
                                                      October 31      October 31         October 31       October 31
                                                          2006           2005                2006           2005
                                                          ----           ----                ----           ----

Net Income (Loss)                                    $  (915,260)     $ (152,312)       $(1,663,555)     $   90,071
Weighted average of shares outstanding                10,248,005       6,791,360         10,248,005       6,791,360
Basic net loss per share                                 $(0.09)         $(0.02)            $(0.16)         $ 0.01
Effect of dilutive options                                                                       -                -
Diluted weighted average of shares outstanding        10,248,005       6,791,360         10,248,005       6,795,110
Diluted net loss per share                               $(0.09)         $(0.02)            $(0.16)         $ 0.01


As of October 31, 2006 and 2005, potential dilutive securities of 4,166,772 and 4,230,866 respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of October 31, 2006 and April 30, 2005, including financial instruments whose contract amount represents credit risk only is as follows:
                                                        October 31, 2006

Commitments to extend credit                            $     26,285,891
Mandatory forward delivery commitments                         1,471,497

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

As of October 31, 2006, under the agreement with Pegasus, the Company had issued 1,748,000 shares of the 3.0 million shares contracted for, with a gross amount of funds received by the Company of $1,223,600.

As part of the Purchase Agreement signed on October 16, 2006 relating to the acquisition of the Residential Mortgage Lending division of Texas Capital Bank (see Note 11 - Acquisition), the Company issued 1,708,645 shares to Texas Capital Bank and six individuals in October, 2006. The Company has determined that the fair market value of these shares was $1,196,052, or $0.70 per share. The Company expects that the remaining 1,291,355 shares that are to be issued under this Purchase Agreement will be issued into escrow against the earn-out portions of the Agreement by the end of its current fiscal year. These shares will be valued at the same price as the shares already issued.



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

The table below presents the changes to the statement of operations for the second quarter ended October 31, 2005 and the changes to the balance sheet for the period ending October 2005.




                                      Three-Months ended October 31, 2005    Six-Months ended October 31, 2005
                                      -----------------------------------    ---------------------------------
                                 As Reported          Restated      % Chg    As Reported       Restated     % Chg.
                                 -----------          --------      -----    -----------       --------     ------
Changes in fair value
 of financial instruments        $ (38,836)          $  (4,754)     -87.8%   $32,111           $42,425      32.2%
Net Income (Loss)                $(186,394)          $(152,312)     -18.3%   $ 79,757          $90,071      12.9%
Earnings per Share                 $(0.03)             $(0.02)      -33.3%     $0.01            $0.01        0.0%


Note 11 - Acquisition

On October 16, 2006, the Company entered into an agreement to acquire certain assets of the mortgage lending division of Texas Capital Bank subject to certain liabilities. For purposes herein, this operation is referred to as either the "Residential Mortgage Lending" division or "RML." The effective date of the acquisition was September 30, 2006. According to the terms of the agreement, the Company is responsible for the net financial results of RML from October 1, 2006 until final consummation of the acquisition.

As filed in our 8-K, the essential terms of the agreement have the company ultimately issuing up to 3,000,000 common shares for the acquisition of RML, 1,708,645 of which were issued in October, 2006.. The balance of the shares are subject to certain earn-out provisions. The Company has determined that the fair market value of these shares issued was $1,196,052, or $0.70 per share. The remaining shares will be valued at the same price when they are issued.

However, in order for the Company to obtain control of RML the Company needs to secure regulatory approval to operate in numerous states, as well as secure shareholder approval prior to being able to issue the full amount of shares, the outcome of which is not guaranteed. During the period between entry into the agreement and final transfer of control of RML, the Company is only eligible to receive the net income or is responsible to pay to Texas Capital Bank the net loss based on monthly results. Accordingly, the Company is not consolidating the results of RML. Rather, it is treating the RML operating results as an unconsolidated investment, showing the net gain or loss on a single line item ("Unconsolidated Operation Investment") in the Statement of Operations.



Note 12 - Subsequent Events

Subsequent to October 31, 2006, the following events occurred:

o The warehouse line of $15 million with a $20 million bulge capability (totaling $35 million) referred to in Note 3 has been reduced to $10 million with a $3 million bulge capability (totaling $13 million). The $900,000 CD that had been associated with this line matured, is reinvested with a different bank, and is no longer classified as restricted.

o The Company received a new warehouse line from Texas Capital Bank for $25 million that is priced at LIBOR plus 1.75 percentage points.

o The Company agreed to repurchase 6 fraudulent loans totaling $350,000 in principal value from one of its secondary market investors. $50,000 of the repurchase price was paid up front, and the remainder will be paid at the rate of $12,500 per month for 24 months.

o The Company raised $100,000 of subordinated debt, with an annual interest rate of 15%, due three years from the dates of issuance.


o    The Company repaid $50,000 of its outstanding Subordinated Debt.

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

QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2006 COMPARED TO QUARTER AND SIX MONTHS ENDED OCTOBER 31, 2005

For the recently ended quarter, year-over-year revenues decreased 29%, gross profits decreased 54% and the net income moved from a loss of approximately $152,000 to loss of approximately $915,000.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ millions)

Quarter Ended           10/31/06*   7/31/06    4/30/06   1-31-06   10-31-05   7-31-05 4-30-05  1-31-05 10-31-04
-------------           ---------   -------    -------   -------     ------    ------  ---------------   ------

Wholesale                  $ 77       $ 94     $ 80       $ 81       $100       $130      $ 84      $ 91      $ 94
Retail                       55         52       45         47         69         79        71        72        64
                             --         --       --         --         --         --        --        --        --
Total                      $132       $146     $125       $128       $169       $209      $155      $163      $158
                           ====       ====     ====       ====       ====       ====      ====      ====      ====

* For comparison purposes, excludes $28M of wholesale and $14M of retail production generated by RML for October 2006.

REVENUE ANALYSIS

In the second quarter, the most significant factors leading to the 29% revenue decline were as follows:

     1. Our Net Gain on Sale of Loans declined 40%, in contrast to a 23% decline in our wholesale mortgage originations, the source of the Net Gain on Sale revenues.

     2. Our Net Gain on Sale of Loans margin declined from 139 basis points to 109 basis points. Approximately one third (9 basis points) of this decline was due to the absence of receipt of Forward Commitment Payout Fees in the recently ended quarter, compared to the recognition of $87,000 of such fees a year ago.

         The rest of the decline reflects pricing pressures we are experiencing in the mortgage markets. As with in the commodity market, when demand declines, pricing pressures come to the fore, and this is most assuredly happening in the current mortgage markets.

         Adding further to the pressure on our Gain on Sale margin was a shift in product mix away from the higher margin Alt-A Minus loans of our Alt Funding group toward our standard Alt A loan types.

     3. Secondarily, Production Income decreased only 17% in the face of a 33% decline in the total number of loans originated by the company in the recently ended quarter.

The year-over-year factors contributing to the 28% decline in total revenues are essentially the same as for the second quarter. Specifically,

     1. The Net Gain on Sale of Loans declined 39% in the first half, a contrast to the 15% decline in Production Income.

     2. The Net Gain on Sale margin in the half declined from 143 basis point a year ago to 119 basis points this year.

     3. Approximately 40% of the decline in Net Gain on Sale margin in the first half was due to the absence of Forward Commitment Payout Fees this year versus last year. The remainder was due to pricing pressure in the mortgage origination markets, which has accelerated as this year has progressed.

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

The growth in our Alt Funding business has two effects on the types of loans we originate. First, since the borrowers typically have lesser financial abilities, a declining portion of our loans is comprised of first liens. I.e., we are making a greater portion of loans of the second lien and/or home equity line types than in earlier periods; For example, the portion of loans in the recently ended quarter that were first liens was 64%, a material drop from the 83% in the comparable period a year ago . Second, the average credit scores of our loans have gone down in parallel.

Specifically, the percentage of our loans (by principal loan balance) where the borrower's FICO score is 650 or above has declined from 93.4% in the second quarter two years ago to 77.4% in the most recently ended quarter. The most significant increase occurred among borrowers with FICO scores in the 600 to 649 range, rising from 6.1% to 14.3% in the same period of time.

This is shown below in Table 2, a condensation of Table 15 in the MD&A Appendix.

                                     TABLE 2
                                    CONDENSED
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended         10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
                  -------------         --------      -------     -------     -------     --------

                  Above 700               47.5%        49.1%       40.1%       45.5%        49.4%
                  650-699                 29.9         29.4        36.0        31.3         30.0
                  600-649                 14.3         15.9        18.5        17.2         16.6
                  550-599                  4.7          3.5         4.8         4.8          2.6
                  Below 550                0.0          1.6         0.3         0.6          1.2
                  Not available            3.6          0.5         0.3         0.6          0.2
                                           ---          ---         ---         ---          ---
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%



In addition the Loan-to-Value (LTV) ratio of our loans has declined materially over the two years. For example, the percentage (by dollar value) of our loans with less than 70% LTVs decreased from 40.9% in the quarter two years ago to 15.1% in the recently ended quarter. Part of this is due to the growth of our Alt-Funding business. Over the last two years borrowers have been obtaining mortgage loans thatconstitute a higher percentage of the value of the property securing that mortgage loan, that is an increased Loan-to-Value or LTV ratio.

As addressed earlier, our Net Gain on Sale of Loans Margin contracted materially in the quarter just ended when compared to the like quarter a year ago. About a third of this decline in the quarter and about 40% in the first six months was due to there being no Forward Commitment Payout Fees recognized in the recently ended quarter. The rest is attributable to two factors: pricing pressures in the origination markets for mortgages, and a shift in the mix of our business from the Alt-A minus type of loans originated by our Alt Funding group back to our more standard Alt-A loans.

                                     TABLE 3
                          WHOLESALE GAIN ON SALE MARGIN
                                 (Basis Points)

Quarter Ended         10/31/06    7/31/06   4/30/06    1-31-06  10-31-05    7-31-05    4-30-05   1-31-05   10-31-04
-------------         --------    -------   -------    -------  --------    -------    -------   -------   --------

Gain on Sale              109       127        136       169        139       147        163       119        145


As we have observed in the past the magnitude and time of our receipt of Forward Commitment Payout Fees can have a material impact on our reported Gain on Sale margin. While this was not material in the recently ended quarter, it may be, although episodically so, in the future.

                                     TABLE 4
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                ($ in thousands)


Quarter Ended         10/31/06    7/31/06   4/30/06    1/31/06  10/31/05    7-31-05    4-30-05   1-31-05   10-31-04
-------------         --------    -------   -------    -------  --------    -------    -------   -------   --------

Fees Received             $-0-      $-0-       $-0-     $125        $87     $ 125        $98     $ 105      $ 271


GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended decreased by 54%, materially worse than our 29% revenue decline. The principal reasons are as follows:

     1. Our Direct Operating expenses increased 2%, a contrast to our 29% revenue decline. This reflects the increased compensation required to keep our production personnel and the increased production personnel compensation expenses/guarantees associated with opening new offices that have yet to become productive.

     2. Total Net Interest Expense increased 71%, or approximately $53,000. This was principally a result of Net Warehouse expense moving from a positive carry of approximately $12,000 a year ago to a negative carry of approximately $34,000 this year. This largely reflects the fact that our interest costs for financing loans prior to sale decreased at a substantially lesser rate than our interest income received while we carry the mortgages on our books.

         In short, our financing interest rates increased more over the last year than did the interest rates we receive on mortgages prior to their ultimate sale.


                                     TABLE 5
                           GROSS PROFIT MARGIN TRENDS

Quarter Ended           10/31/06    7/31/06   4/30/06    1-31-06   10-31-05    7-31-05    4-30-05   1-31-05   10-31-04
-------------           --------    -------   -------    -------   --------    -------    -------   -------   --------

Gross Profit Margin        39.0%     46.5%      48.9%     51.6%      59.4%     60.8%      57.6%     61.7%      66.6%


As shown above, our Gross Profit Margin peaked two years ago, and has declined steadily since. In a nutshell, here is why:

     1. Our wholesale mortgage originations have declined materially, thus severely limiting our ability to capture Forward Commitment Payout Fees for completion of forward loan commitments.

     2. Pricing pressures in the mortgage markets have increased in direct proportion to the downward pressures on industry origination volumes.

     3. Our financing costs have increased disproportionately more than mortgage rates have increased, thus causing a material swing in our Net Interest Income/Expense to the expense side of the ledger from the income side.

     4. Reflecting competitive pressures in the marketplace for people, we have been unable to lower our direct production and operational expenses.



INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses decreased 8% on a year-over-year basis during the recently ended quarter, while decreasing only 3% year-over-year for the first half.

Since Indirect Expenses are relatively fixed over short-to-intermediate periods of time, by definition, pressures on our ability to originate mortgage loans will also result in pressure on our operating profitability.

The major driver of our increasing Indirect Expenses in the last year-and-a-half was our attempt to increase our production capabilities. We opened new offices in Overland Park, Kansas and San Ramon, California, as well as expanded our office in Scottsdale, Arizona. Neither the Overland Park nor the San Ramon office are currently operational originating loans. Since these efforts to increase volume did not pan out, it will take us longer to unwind the expense commitments than it did to ramp them up.

As shown in Table 6 below, be began cutting our operational expenses in the recently ended quarter. We expect to show a greater reduction of Indirect Expenses as we move through the current year.

                                     TABLE 6
                         INDIRECT EXPENSE AND COMPONENTS
                                ($ in thousands)


Quarter Ended           10/31/06    7/31/06    4/30/06   1-31-06   10-31-05    7-31-05    4-30-05    1-31-05   10-31-04
-------------           --------    -------    -------   -------   --------    -------    -------    -------   --------

Total Indirect Exp.     $1,778     $1,930      $1,851     $1,844   $1,936      $1,898     $1,823     $1,661     $1,637
Percent of Rev.           84.6%      76.8%       83.2%      73.3%    65.2%       55.6%      65.0%      75.6%      66.9%
Selected Components:

    Salaries and Ben.   $  868     $  964      $  938     $  962   $1,222      $1,119     $1,086     $  949     $  895
    Percent of Rev.       41.3%      38.4%       42.2%      38.3%    41.2%       32.8%      38.8%      43.2%      36.5%
    Gen. and Admin.     $  700     $  759      $  712     $  687   $  521      $  586     $  515     $  520     $  550
    Percent of Rev.       33.3%      30.2%       32.0%      27.3%    17.5%       17.2%      18.3%      23.7%      22.5%



LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash position plus liquid investments as of October 31, 2006, decreased by $479,041 from what it was at the end of our last fiscal quarter, July 31, 2006. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. For example, in renegotiating some of the conditions of our various warehouse borrowing facilities during the first quarter, we lowered our restricted cash position from $1,025,000 to $125,000. The Company agreed to invest the negotiated $900,000 into an interest-bearing twelve month restricted certificate of deposit with the warehouse lender.

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

                                     TABLE 7
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                               Change from Prior Period End
                                                                 Quarter           Quarter           Quarter          Quarter
Sources (Uses)                                                  10-31-06           7-31-06           4-30-06          1-31-06
---------------                                                 -------------------------------------------------------------


Operating Cash Flows
Income Statement Related Cash Flows
Net Income (Loss)                                            $ (915,260)      $ (748,295)      $(1,555,317)      $ (488,566)
Add back non-cash charges/(income)
Depreciation & Amortization                                      22,785           22,785            23,599           20,595
Impairment of Goodwill                                                0                0           797,855                0
Fair Value of Financial Derivatives changes                     (22,151)          10,288            21,141          (25,106)
Income Taxes Payable                                                                   0               864                0
Provision for Early Payoff Penalties,
   net of payments                                               36,000            2,500                 0                0
Actual Early Payoff Penalties paid                               (9,631)          (7,529)           (4,599)         (13,790)
                                                                 -------          -------           -------         --------
Operational Cash Flows from the Income Statement               (888,257)        (720,251)         (716,457)        (506,867)

Balance Sheet Related Cash Flows
Mortgages Held for Sale                                         125,200         (241,000)           54,380         (205,191)
Short-term Mortgage Receivables                                 193,925          (50,156)         (211,854)         293,326
Prepaid Expenses                                                (99,936)          (1,477)          (33,240)          10,871
Other Assets                                                    (17,376)           2,734            (5,500)           2,478
Accounts Payable and Other Accrued Liabilities                    2,375         (120,797)           99,960         (278,424)
                                                                  -----         ---------           ------         ---------
Operational Cash Flow from the Balance Sheet                    204,188         (410,696)          (96,254)        (176,940)
Total Cash Flow Generated/(Used) in Operations                 (684,069)      (1,130,947)         (812,711)         683,807

Financing Activity Cash Flows
Financing Provided for Insurance                                (18,647)          (3,900)                0                0
Deposits received for Common Stock                                    0          900,000                 0                0
Issuance of Common Stock                                      1,519,652
Due Diligence Fee                                               (97,888)
Stock Options Exercised                                               0            3,000                 0                0
Capital Lease Obligations change                                      0                0            39,874                0
                                                                                       -            ------                -
Total Cash Flow from Financings Activities                    1,403,117          899,100            39,874                0

Investing Activity Cash Flows
Purchase of Property and Equipment                               (2,037)      $   (8,959)      $   (15,893)      $  (21,901)
Investment in RML                                            (1,196,052)

Total Cash Flow from Investing Activities                    (1,198,089)      $   (8,959)      $   (15,893)      $  (21,901)

Net Change to Aggregate Cash                                 $ (479,041)      $ (240,806)      $  (788,730)      $ (705,708)

In summary form, this table says the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter:

     1. The Company's operations led the decline in our cash balances, with Income Statement-related cash losses increasing from approximately $211,000 in the quarter ended January 31st, 2006 to approximately $888,000 in the recently ended quarter.

     2. The Company decreased its Mortgages Held for Sale by approximately $125,000 in the recently ended quarter. This asset tends to fluctuate from quarter to quarter due to where the Company is with respect to our overall origination volume.

     3. The Company decreased its Short-Term Mortgage-Related Receivables by approximately $220,000. This largely reflects the drop in mortgage origination volume in the quarter.

     4. The Company received $323,600 in the current quarter as deposits for the purchase of common shares and issued 1,748,000 shares to Pegasus Group as part of the capital raising activity previously discussed in the Notes to the Financial Statements.



SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of October 31, 2006, the Company had a total of two financing facilities for a maximum financing capacity of up to $75 million.

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

Our overall funding strategy is to use committed facilities, summarized as of October 31, 2006:


                                     TABLE 8
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit    October 31, 2006     Maturity
----------------           -------------    --------------  ------------    ----------------     --------

Master sales agreement         $35,000,000   $   6,275,526   $ 100,000          8.25%(1)         Annual or 30 days notice
Master sales agreement          40,000,000       7,092,873      25,000     7.19 - 7.82%(2)       Annual or 30 days notice
                                ----------    ------------      ------
Totals                         $75,000,000   $  13,368,399   $ 125,000
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

Subsequent to October 31, 2006, the following events occurred with respect to our financing facilities:

o The warehouse line of $15 million with a $20 million bulge capability (totaling $35 million) was reduced to $10 million with a $3 million bulge capability (totaling $13 million). The $900,000 CD that had been associated with this line matured, is reinvested with a different bank, and is no longer classified as a Restricted Investment.

o The Company received a new warehouse line from Texas Capital Bank for $25 million that is priced at LIBOR plus 1.75 percentage points.


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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                    TABLE 10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                                            October 31, 2006
                                                            ----------------
Commitments to extend credit                                26,285,891
Mandatory forward delivery commitments                       1,471,497

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

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. At October 31, 2006 the Company maintained wholesale offices in San Francisco, Costa Mesa, California and, Scottsdale, Arizona. The Company operates in one business segment - mortgage banking.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                    TABLE 11
                   DIVISIONAL LOAN PRODUCTION VOLUME ($ 000s)

Quarter Ending                          10/31/06           7/31/06          4/30/06          1/31/06          10/31/05
--------------                          --------          -------           -------          -------          --------

Wholesale Division
    Volume                             $ 77,060          $ 93,898          $ 80,233         $ 80,624          $100,467
    Percent of Volume                        58%               64%               64%              63%               59%
    Number of Loans                         323               426               360              357               492
    Average Loan Size                       238               220               223             $226              $204

Retail Division
         Volume                          55,206          $ 51,955            45,288         $ 47,391          $ 68,617
         Percent of Volume                   42%               36%               36%              37%               41%

         Number of Loans                    142               172               117              123               205
         Average Loan Size                  389               302               387             $385              $335

Total Loan Production
         Volume                        $132,266          $145,853          $125,521         $128,015          $169,084
         Number of Loans                    465               598               477              480               697
         Average Loan Size                 $284              $244              $263             $267              $243


THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa, California and Scottsdale, Arizona.

During the quarter ended October 31, 2006, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 12
                               PULL THROUGH RATES

         Quarter Ended           Oct 06  Jul 06   Apr 06   Jan 06   Oct 05   Jul 05  Apr 05   Jan 05   Oct 04
         -------------           ------  ------   ------   ------   ------   ------  ------   ------   ------
         Rate                    73%     75%      75%      73%      75%      75%     74%      77%      65%

We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of October 31, 2006, we had two financing facilities in place for a total borrowing capacity of up to $75 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to expand substantially our business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

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

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines presently mortgage loans larger than $417,000) are called Jumbo loans. Jumbo loans comprised approximately 19% and 36% of the wholesale mortgage loans we originated for the quarters ended October 31, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:

                                    TABLE 13
                        WHOLESALE MORTGAGE LOANS BY TYPE

Quarter Ending                                               10/31/06    7/31/06    4/30/06   1/31/06  10/31/05
--------------                                               --------    -------    -------   -------  --------

1 month adjustable-rate (various total terms)                  14.6%      13.6%       7.2%      9.6%       5.9%
6 month adjustable-rate (various total terms)                   0.3        0.3        1.1       0.6        0.4
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       10.2       11.0       18.8      16.9       16.4
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.3        1.4        0.3       0.3        0.8
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       26.7       20.1       21.7      23.0       24.2
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        1.6        1.4        0.8       2.5        0.4
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        1.2        3.5        2.8       0.6        0.0
10 year term fixed-rate                                         0.0        0.0        0.0       0.0        0.0
15 year term fixed-rate                                         8.5       10.3       13.3       7.3        4.9
20 year term fixed-rate                                         1.2        1.9        2.5       2.5        2.8
30 year term fixed-rate                                        29.2       22.7       15.6      19.1       21.4
Federal Housing Authority (various total terms and rates)       0.0        0.0        0.0       0.0        0.0
HELOC                                                           1.2        6.5       11.4      11.2       11.0
Equity Line                                                     2.2        3.5        3.9       5.6        5.9
Other                                                           2.8        3.8        0.6       0.8        5.9
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%


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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 14
                      WHOLESALE LOAN TO VALUE DISTRIBUTION

                  Quarter Ended         10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
                  -------------         --------      -------     -------     -------      -------
                  50 or less               3.9%         3.9%        3.4%        4.3%         6.0%

                  50.01 - 60               2.4          6.8         4.4         4.8          4.9
                  60.01 - 70               8.8         15.5         9.4        17.1         19.1
                  70.01 - 80              74.5         68.2        77.3        70.3         65.7
                  80.01 - 85               2.0          1.1         2.5         1.0          1.8
                  85.01 - 90               4.4          1.5         2.5         1.0          1.8
                  90.01 - 95               2.0          1.1         0.0         0.5          0.0
                  95.01 or more            2.0          1.9         0.5         1.0          0.7
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:

                                    TABLE 15
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended         10/31/06     07/31/06     4/30/06     1/31/06     10/31/05
                  -------------         --------     --------     -------     -------      -------

                  800 +                    1.2%         0.7%        0.6%        0.6%         1.2%
                  775 - 799                5.0          5.8         3.9         5.3          4.5
                  750 - 774               12.1          8.7         9.2         8.4         12.8
                  725 - 749               10.9         17.1         9.7        12.4         15.0
                  700 - 724               18.3         16.8        16.7        18.8         15.9
                  675 - 699               19.3         15.4        15.0        18.4         15.0
                  650 - 674               10.6         14.0        21.0        12.9         15.0
                  625 - 649                8.7         12.2        11.7        12.1          9.7
                  600 - 624                5.6          3.7         6.8         5.1          6.9
                  575 - 599                2.5          2.8         4.2         3.1          1.8
                  550 - 574                2.2          0.7         0.6         1.7          0.8
                  Below 550                0.0          1.6         0.3         0.6          1.2
                  No score available       3.6          0.5         0.3         0.6          0.2
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

WHOLESALE GEOGRAPHIC CONCENTRATION

The Company originates wholesale loans most heavily in California and Arizona. During the quarters ended October 31, 2006 and 2005, the Company's wholesale loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 16
                     WHOLESALE LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                  10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
         -------------                  --------      -------     -------     -------     --------

         California                       44.1%        43.5%       38.6%       44.1%        36.9%
         Arizona                          35.6         43.2        39.9        40.2         54.3
         Nevada                            4.3          3.7         2.8         2.0          2.6
         Florida                           4.7          3.5        10.8         4.5          2.4
         Texas                             3.4          0.0         0.0         0.0          0.0
         Washington                        3.1          1.6         4.7         4.2          0.0
         Others                            0.0          4.5         3.2         5.0          3.8%
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the quarters ended October 31, 2006 and 2005, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:

                                    TABLE 17
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE
                          (Quarters Ending October 31)

                  Quarter Ended         10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
                  -------------         --------      -------     -------     -------     --------

                  Single family           59.9%        57.0%       52.8%       57.0%        48.4%
                  Planned Unit Dev.       25.2         20.3        29.2        22.5         26.4
                  Condominium             11.2         16.8        14.4        12.9         19.3
                  2 - 4 family             3.7          5.9         3.6         7.6          5.5
                  Other                    0.0          0.0         0.0         0.0          0.4
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

The table below shows the trend of the wholesale division's first lien mortgage loan origination volume, as measured by principal balance:

                                    TABLE 18
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

              Quarter Ended             10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
              -------------             --------      -------     -------     -------     --------

               $100,000 or less           29.2%        30.8%       36.1%       34.8%        33.8%
               $100,001-200,000           29.5         30.8        26.7        24.4         29.7
               $200,001-300,000           12.5         14.7        17.2        17.1         16.3
               $300,001-400,000            9.0          9.1         6.1         9.0          9.6
               $400,001-500,000            9.3          5.4         4.2         6.2          3.7
               $500,001-600,000            5.6          4.0         3.3         2.6          3.3
               $600,001-700,000            2.8          2.6         1.9         2.2          1.2
               $700,001-800,000            0.0          0.7         1.4         0.6          0.4
               $800,001-900,000            0.9          0.5         0.0         0.6          0.6
               $900,001-1,000,000          0.6          1.2         0.8         1.1          0.8
               $1,000,001-1,500,000        0.3          0.2         1.7         1.1          0.4
               over $1,500,001             0.3          0.0         0.6         0.3          0.2
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien mortgage loan originations represented 64% and 83% of our wholesale loan originations, as measured by principal balance, for the quarters ended October 31, 2006 and 2005, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of October 31, 2006, we had active relationships to sell to approximately 20 mortgage investors.

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

As of October 31, 2006, the Company had a maximum mortgage loan financing capacity of $75 million through two master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

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

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the quarters ended October 31, 2006 and 2005, the Company had no loans subject to any repurchase agreements. Loan interest charges incurred in connection with the sale are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution or "in the warehouse", for each quarter for the last nine fiscal quarters:

                                    TABLE 19
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Quarter Ended           Oct 06  Jul 06   Apr 06   Jan 06   Oct 05   Jul 05  Apr 05   Jan 05   Oct 04
         -------------           ------  ------   ------   ------   ------   ------  ------   ------   ------

         Average # of Days         13      13       14       20       19       19      16       15       15


The increase in our average number of days loans remain financed by our warehouse facilities is due to our increasing use of mini-bulk and bulk sales of mortgage loans, i.e. loans we sell via this method remain financed longer than loans we sell immediately upon funding to the borrower.

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of October 31, 2006 contracted with 20 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 26% and 18% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the quarters ended October 31, 2006 and 2005.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are underwritten by the wholesale division. During the quarters ended October 31, 2006 and 2005, the average loan size originated by the retail division was approximately $450,000 and $424,000 respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 70% and 58% of the retail mortgage loans we originated for the quarters ended October 31, 2006 and 2005, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended October 31, 2006 and 2005:

                                    TABLE 20
                         RETAIL LOAN ORIGINATION BY TYPE

         Quarter Ended                  10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
         -------------                  --------      -------     -------     -------     --------

         Jumbo mortgages                  34.7%        25.9%       37.6%       40.6%        28.1%
         Conventional ARMs                21.5         27.0        20.5        18.7         24.3
         Conventional Fixed               13.2          4.6         5.1         9.8         11.9
         HELOC & Seconds                  30.6         42.5        36.8        30.9         35.7
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended October 31, 2006 and 2005, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 21
                       RETAIL LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                  10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
         -------------                  --------      -------     -------     -------     --------

         California                       88.2%        65.6%       85.5%       78.9%        69.0%
         Arizona                           9.7         32.2        12.0        15.4         29.6
         New Mexico                        0.0          0.0         0.0         3.3          0.0
         Others                            2.1          2.2         2.5         2.4          1.4
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%



RETAIL LOAN SIZES

During the quarters ended October 31, 2006 and 2005, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    TABLE 22
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

               Quarter Ended            10/31/06      7/31/06     4/30/06     1/31/06     10/31/05
               -------------            --------      -------     -------     -------     --------

               $100,000 or less           16.2%        26.4%       26.5%       19.5%        22.8%
               $100,001-200,000           25.7         26.4        17.9        15.5         21.0
               $200,001-300,000            8.3         15.5         9.4        12.2         16.2
               $300,001-400,000           10.4          2.9         4.3        13.8         11.9
               $400,001-500,000           12.5          7.7        12.8        14.6          8.1
               $500,001-600,000            7.6          6.3        10.3         8.9          7.6
               $600,001-700,000            8.3          5.7         5.1         5.7          3.8
               $700,001-800,000            4.2          2.3         6.0         3.3          2.4
               $800,001-900,000            2.1          1.7         0.0         0.0          1.4
               $900,001-1,000,000          2.1          4.0         1.7         1.6          3.3
               $1,000,001-1,500,000        0.7          0.0         3.4         3.3          0.5
               over $1,500,001             2.1          1.1         2.6         1.6          1.0
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 72% and 84% of our total loan originations, as measured by principal balance, for the quarters ended October 31, 2006 and 2005, respectively.

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


PART II. OTHER INFORMATION

ITEM 2.  RECENT SALES OF EQUITY SECUTITIES AND USE OF PROCEEDS.

Reference is made to Note 9 and 11 of the notes to financial statements set forth in Item 1 hereof with respect to sales of equity securities during the second fiscal quarter of fiscal 2007. The issuance of the shares described therein were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 27, 2006 the registrant held its annual meeting of stockholders. At the meeting, all of the directors were reelected. The following table sets forth the votes in that election:

           Name                   For        Against    Abstain
           Joseph Kristul      5,398,261        88,632     0
           Maria Kristul       5,402,061        88,832     0
           Robert Forrester    5,399,761        87,132     0
           Alex Rotzang        5,409,361        77,532     0
           Peter Gaskins       5,216,361       270,032     0
           Paul Garrigues      5,211,061       275,832     0
           Dennis Orsi         5,416,561        70,332     0


The stockholders ratified the appointment of Bedinger & Company. The vote was as follows:

           For          Against    Abstain
           5,216,671    71,667     199,155



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


                                          Transnational Financial Network, Inc.

Date: December 14, 2006                   /s/ Joseph Kristul
                                          -------------------------------------
                                          Joseph Kristul, Chief Executive




                                          /s/ Thomas Schott
                                          -------------------------------------
                                          Thomas Schott, Chief Financial Officer