Form 10QSB
period 2007-01-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2007-03-19
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended January 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes __ No X
                                         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity as of March 16, 2007 10,248,005

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                January 31, 2007
                                    UNAUDITED





                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                           Page
Item 1. Financial Statements
        Condensed Balance Sheet as of January 31, 2007 (Unaudited) F-2 - F-3 Condensed Statements of Operations for the three and nine months ended January 31, 2007 and 2006 (Unaudited) F-4 Condensed Statements of Cash Flow for the
              nine months ended January 31, 2007 and 2006 (Unaudited)       F-5
        Notes to the Condensed Financial Statements                  F-6 - F-14

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     MD-1 - MD-19

Item 3.  Controls and Procedures                                      O-1 - O-2

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                 O-2

Item 6.  Exhibits and Reports on Form 8-K                                   O-3

Signatures                                                                  O-3

PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                             As of January 31, 2007

                                   (Unaudited)




                                                                                                 January 31, 2007
                                                                                                 ----------------
                                                                                                 (Unaudited)

ASSETS
Current Assets:

Cash and Cash Equivalents                                                                        $     902,992
Restricted Cash                                                                                        250,000
Short-term Mortgage Related Receivables                                                                791,819
Mortgage Loans Held for Sale (Less: Loan Loss Reserve of $436,240)                                   2,076,361
Prepaid Expenses                                                                                       336,562
Fair Value of Financial Instruments                                                                     12,669
                                                                                                        ------

  Total Current Assets                                                                               4,370,403
                                                                                                     ---------

Fixed Assets:
Furniture & Fixtures                                                                                   997,018
Leasehold Improvements                                                                                  98,234
  Accumulated Depreciation                                                                          (1,034,911)
                                                                                                     ----------

  Total Fixed Assets                                                                                    60,341
                                                                                                        ------

Other Assets:
Investment in RML                                                                                    1,196,052
Goodwill                                                                                               522,309
Other Assets                                                                                           236,910
                                                                                                       -------

  Total Other Assets                                                                                 1,955,271
                                                                                                     ---------


TOTAL ASSETS                                                                                     $   6,386,015
                                                                                                     =========











              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                             As of January 31, 2007

                                   (Unaudited)







                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                 January 31, 2007
                                                                                                 (Unaudited)

CURRENT LIABILITIES:

Accounts Payable and Other Liabilities                                                           $     341,465
Accrued Interest                                                                                       107,447
Other Payables                                                                                           3,225
Warehouse Payable                                                                                    1,356,361
Fair Value of Financial Instruments                                                                     23,672
Short-term Portion of Loans Payable                                                                    192,889
Short-term Portion of Subordinated Debt                                                              1,000,000
                                                                                                   -----------

  Total Current Liabilities                                                                          3,025,059
                                                                                                     ---------



Long-Term Liabilities

Loans Payable                                                                                          125,000
Subordinated Debt                                                                                    2,987,700
                                                                                                   -----------


  Total Long-Term Liabilities                                                                        3,112,700
                                                                                                     ---------

STOCKHOLDERS' EQUITY:

Preferred Stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                                               -
Common Stock, no par value: 20,000,000 shares
   authorized; 10,248,005 shares issued and outstanding
   at January 31, 2007.                                                                             15,883,802
Accumulated Deficit                                                                                (15,635,546)
                                                                                                   ------------

Total Stockholders' Equity                                                                             248,256
                                                                                                       -------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   6,386,015
                                                                                                   ===========



              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 For the Periods Ended January 31, 2007 and 2006

                                   (Unaudited)

                                             Three Months Ending January 31           Nine Months Ending January 31
                                             ------------------------------           -----------------------------
                                                 2007         2006    % Chg.             2007         2006    % Chg.
                                                 ----         ----    -----              ----         ----    ------
Revenue:
Net Gain on Sale of Loans                 $   885,092   $1,356,477   - 34.8       $ 2,911,097  $ 4,642,097    -37.3
Production Income                             930,445    1,152,488   - 19.3         3,505,827    4,119,655    -14.9
Other Income                                    4,601        5,216   - 11.8            16,984      186,219    -90.9
                                                -----        -----                     ------      -------

Total Revenue                               1,820,138    2,514,181   - 27.6         6,433,908    8,947,971    -28.1

Direct Expenses:
Commissions & Production Incentives           730,050      802,939   -  9.1         2,460,726    2,383,566      3.2
Production Expenses                           244,971      285,663   - 14.2           843,860      685,664     23.1
Loan Loss Expense                             501,117            -                  1,128,844                     -
                                              -------                               ---------                     -
Total Direct Expenses                       1,476,138    1,088,602     35.6         4,433,430    3,069,230     44.4

Interest Income (Expenses):
Interest Income from Loans in Warehouse       436,983      301,356     45.0           924,542    1,129,443    -18.1
Interest Expense on Loans in Warehouse       (409,616)    (324,367)    26.3          (915,072)  (1,039,343)   -12.0
Warehouse Transaction Fees                    (35,353)     (22,606)    56.4           (89,762)     (99,781)   -10.0
                                              --------     --------                   --------    ---------

Net Warehouse Interest Income (expense)        (7,986)     (45,617)  - 82.5           (80,292)      (9,681)      nm

Interest Expense - Subordinated Debt         (101,198)     (83,367)    21.4          (285,961)    (257,529)    11.0
                                             ---------     --------                 ----------   ----------
Net Interest Income (Expense)                (109,184)    (128,984)  - 15.4          (366,253)    (267,210)    37.1

Gross Profit on Mortgage Activities           234,816    1,296,595   - 81.9         1,634,225    5,611,531    -70.9

Indirect Expenses:
Salaries & Benefits                           800,916      962,026   - 16.7         2,632,924    3,778,954    -30.3
General & Administrative                      670,490      686,646   -  2.4         2,130,087    1,793,771     18.7
Occupancy                                     178,307      174,332      2.3           548,749      524,475      4.6
Depreciation & Amortization                    22,785       20,595     10.6            68,354       56,711     20.5
                                               ------       ------                     ------       ------

Total Indirect Expenses                     1,672,498    1,843,599   -  9.3         5,380,114    6,153,911    -12.6

Operating Loss                             (1,437,682)    (547,004)   162.8       $(3,745,889) $  (542,380)      nm

Other Interest Income (Expense)                21,732       33,332   - 34.8            67,550       76,354    -11.5
Other Income (Expense)                        (55,000)           -       nm           (55,000)           -       nm
Change in RML Investment                       48,614            -       nm            46,305            -
Change in Fair Value of
          Financial Instrument                (28,024)      25,106       nm           (16,162)      67,531       nm
                                               -------      ------                    --------      ------
Total Other Income (Expense)                  (12,678)      58,438   -121.7            42,693      143,885    -70.3

Provision for Taxes                               800            -                        800            -
                                                  ---                                     ---

Net Loss After Taxes                      $(1,451,160)    (488,566)   197.0        (3,703,996)    (398,495)      nm
                                          ============    =========                ===========    =========

Basic net loss per share                      $(0.14)      $(0.07)                    $(0.36)      $(0.06)
Fully diluted loss per share                  $(0.14)      $(0.07)                    $(0.36)      $(0.06)

Weighted-average shares outstanding
Basic                                      10,248,005    6,791,360                 10,248,005    6,791,360
Diluted                                    10,248,005    6,791,360                 10,248,005    6,795,238





              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended January 31, 2007 and 2006
                                   (Unaudited)

                                                                         2007                      2006
                                                                  ------------------         -----------------

Cash flows from operating activities:
Net Income (loss)                                                 $       (3,703,996)        $        (398,495)
Adjustments to reconcile net income (loss) to net cash
   Used in operating activities:
     Depreciation and Amortization                                            68,354                    56,711
     Changes in Restricted Cash Requirements                                (125,000)                   (5,000)
     Change in Fair Value of Financial Instruments                            16,162                   (67,531)
Net effect of changes in assets and liabilities:
     Other Assets                                                            (49,765)                  (10,199)
     Prepaid Expenses                                                       (198,041)                        -
     Accrued Interest Payable                                                 66,175                   (14,229)
     Accounts Payable and Other Liabilities                                  (98,435)                 (347,129)
     Loans Payable                                                           278,015                         -
     Acquisition Cost                                                        (62,375)                        -
Net effect of changes in mortgage lending activities:
     Short-term Mortgage Related Receivable                                   13,603                    50,581
     Mortgage Loans Originated for Sale                                 (267,531,635)             (310,560,628)
     Proceeds from Sales of Mortgage Loans                               267,852,576               311,186,757
                                                                     ---------------           ---------------

Net cash (used) provided by operating activities:                         (3,474,362)                  (88,764)
                                                                     ----------------          ---------------

Cash flows from investing activities:
Purchases of Property and Equipment                                          (10,997)                  (71,007)
Maturity of Certificate of Deposit                                           900,000
Investment in RML                                                         (1,196,052)                        -
                                                                          -----------
Net cash (used) by investing activities:                                    (307,049)                  (71,007)
                                                                            ---------                  -------

Cash flows from financing activities:

Common Stock Issued                                                        2,419,652                         -
Issuance of Subordinated Debt                                                300,000                         -
Repayment on Subordinated Debt                                               (50,000)
Due Diligence Fee                                                            (97,888)
Stock Options Exercised                                                        3,000                         -
                                                                   ------------------          ---------------

Net cash provided by financing activities:                                 2,574,764                         -
                                                                     ---------------           ---------------
Net (decrease) increase in unrestricted
     cash and cash equivalents                                            (1,206,647)                 (159,771)

Unrestricted cash and cash equivalents, beginning of period                2,109,639                 3,058,140
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $          902,992         $       2,898,369
                                                                     ===============           ===============


Interest paid                                                     $        1,096,196         $       1,248,916
Income taxes paid                                                 $              800         $              -0-



              See accompanying notes to these financial statements.

Note 1 - Description of Operations and Summary of Significant Accounting
Policies

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the nine month periods ended January 31, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2006, in addition to our Form 8-K, filed March 12, 2007, relating to non-reliance on previous financial statements as well as Note 10 - Restatements. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the nine months ended January 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

The following table illustrates the effect on net loss that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:


              See accompanying notes to these financial statements.



                                   Three-Months Ended              Nine-Months Ended
                                   ------------------              -----------------
                                 January 31   January 31          January 31    January 31
                                   2007         2006                2007          2006
                                   ----         ----                ----          ----

Net income (loss):
As reported                     (1,451,160)     (488,566)       (3,703,996)      (398,495)

Deduct:  fair value amount               0             0                 0              0
                                         -             -                 -              -
Pro forma                       (1,451,160)     (488,566)       (3,703,996)      (398,495)

Basic (loss) per common share:
As reported                           (0.14)       (0.07)             (0.36)        (0.06)
Deduct:  fair value amount            (0.00)        0.00               0.00          0.00
                                       -----        ----               ----          ----
Pro forma                             (0.14)       (0.07)             (0.36)        (0.06)

Diluted (loss) per common share:
As reported                           (0.14)       (0.07)             (0.36)        (0.06)
Deduct:  fair value amount            (0.00)        0.00               0.00          0.00
                                       -----        ----               ----         -----
Pro forma                             (0.14)       (0.07)             (0.36)        (0.06)


There were no options granted during the quarter ended January 31, 2007. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options were fully vested as of April 30, 2005.

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

Note 3 - Financing Facilities

As of January 31, 2007, the Company had a maximum mortgage loan financing capacity of $78 million through three master sale agreements, or warehouse lines of credit. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the nine month period ended January 31, 2007 the Company had 39loans subject to any purchase agreements. During the nine month period ended January 31, 2006 the Company was required to repurchase three loans in the total amount of $395,500. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party

              See accompanying notes to these financial statements.

investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The first master sale agreement provides a credit facility of $10 million as of January 31, 2007. Under this arrangement, an additional bulge capacity of $3 million is available if needed, bringing the total capacity under this arrangement to $13 million. The Company has not used this interim bulge capacity to date. Interest on the $10 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 8.25% at January 31, 2007. Interest on the remaining $3 million of the line is 0.05% higher than that charged on the $10 million portion. The rate paid by the Company on this line as of January 31, 2007 was 8.25%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $100,000, which has been included as restricted cash in the balance sheet. Additionally, the company arranged to have $900,000 of its restricted funds to be held in an interest-bearing twelve-month restricted certificate of deposit with the warehouse lender. This deposit matured in November of 2006 and due to the reduced warehouse line from $15 million to $10 million the deposit was no longer required by the lender. The second master sale agreement provides a credit facility of $40 million as of January 31, 2007. Interest on the facility is at 1 month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of January 31, 2007 was between 7.19% and 7.82%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheet.

Third warehouse line is with Texas Capital Bank for $25 million, the Company is charged LIBOR plus 1.75%, the Company has pledged cash in the amount of $125,000, which is reflected in the balance sheet as restricted. Texas Capital Bank and associated parties has, as of this filing date, received 1,708,645 shares of the Company's common stock associated with an acquisition by the Company. See Note 14 Related Parties, also.

These three master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of January 31, 2007 the Company was not in compliance with its net income or net worth financial covenants.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of January 31, 2007, the Company had a total of $3,987,700 of subordinated debentures outstanding, of which $1,000,000 is represented as the short-term portion in our balance sheet as of January 31, 2007. In January 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 10% and is convertible into common shares at $1.00 per share. The remaining $1,000,000 of subordinated debt bears interest at 10% and 15%, and has maturities ranging from March 31, 2007 to October 1, 2007.

Subordinated debt interest expense of $101,198 and $83,367 was incurred in the three month periods ended January 31, 2007 and 2006, respectively.

On May 18, 2006, the Company agreed to modify the terms of its outstanding 8.5% Convertible Subordinated Notes Due 2015. The interest rate was raised to 10%. In return, the Company received permission to raise up to $5 million of equity on whatever terms the Board of Directors deems appropriate without triggering the conversion price reset feature of the Notes.


              See accompanying notes to these financial statements.

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

Information about stock options outstanding as of January 31, 2007 is summarized as follows:


                                                                       Weighted                           Weighted
                                                                        Average                            Average
                                                       Average         Exercise                           Exercise
                  Range of                            Remaining        Price of                           Price of
                  Exercise           Options         Contractual        Options           Options          Options
                   Prices          Outstanding      Life in Years     Outstanding       Exercisable      Exercisable
                   ------          -----------      -------------     -----------       -----------      -----------

                $0.22 - $1.00        401,188            6.04             $0.73            401,188           $0.73
                $1.01 - $2.45        134,218            7.23             $1.24            134,218           $1.24
                    $7.50            258,000            3.53             $7.50            258,000           $7.50
                                     -------                                              -------
                                     793,406            6.15             $3.02            793,406           $3.02
                                     =======                                              =======


As of January 31, 2007, the Company had options outstanding under the programs described herein.

The Company has two stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of January 31, 2007, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which expire in June 2009.

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


 See accompanying notes to these financial statements.

Accordingly, the following table is a roll forward of the share reserve limit through January 31, 2007:

                                                              Number of Options

  Initially Reserved                                                  750,000
  January 1, 2001                                                     171,172
  January 1, 2002                                                     205,503
  January 1, 2003                                                     270,407
  January 1, 2004                                                     272,640
  January 1, 2005                                                     271,654
  January 1, 2006                                                     271,654
  January 1, 2007                                                     400,000
                                                                    ---------
  Reserve amount at January 31, 2007                                2,613,030

The table below summarizes aggregate activity for all options programs for the nine-month period ended January 31, 2007:

                                                                                  All Programs
                                                                     ---------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                                                         Stock                   Exercise
                                                                        Options                    Price
                                                                     -------------               ---------

Outstanding at April 30, 2006                                          1,193,546                   $2.30
Grants and Adjustments                                                    15,000                    1.00
Forfeitures and Expirations                                             (415,140)                   1.28
                                                                       ---------                    ----
           Outstanding at January 31, 2007                               793,406                   $3.02
                                                                       =========                    ====




                                                                           Stock                 Exercise
                                                                        Warrants                   Price

Outstanding at April 30, 2006                                             45,000                   $1.32
Grants and Adjustments                                                 1,650,000                   $0.70
                                                                       ---------                   -----
Expirations                                                               40,000                   $0.55
                                                                          ------                   -----
Outstanding at January 31, 2007                                        1,655,000                   $0.72
                                                                       =========                   =====



The warrants outstanding as of January 31, 2007 had expiration dates in June, 2009 (1,650,000) and November, 2008 (5,000).


              See accompanying notes to these financial statements.

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

                                                         Three Months Ended                  Nine Months Ended
                                                         ------------------                  -----------------
                                                      January 31      January 31         January 31       January 31
                                                          2007           2006                2007           2006
                                                          ----           ----                ----           ----

Net Income (Loss)                                    $(1,451,160)     $ (488,566)       $(3,703,996)     $ (398,495)
Weighted average of shares outstanding                10,248,005       6,791,360         10,248,005       6,791,360
Basic net loss per share                                 $(0.14)         $(0.07)            $(0.36)         $(0.06)
Effect of dilutive options                                                                        -               -
Diluted weighted average of shares outstanding        10,248,005       6,791,360         10,248,005       6,795,110
Diluted net loss per share                               $(0.14)         $(0.07)            $(0.36)       $ (0.06)


As of January 31, 2007 and 2006, potential dilutive securities of 5,136,106 and 4,230,866 respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of January 31, 2007, including financial instruments whose contract amount represents credit risk only is as follows:
                                                         January 31, 2007

Commitments to extend credit                             $     23,594,229
Mandatory forward delivery commitments                          1,500,000

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

As of January 31, 2007, under the agreement with Pegasus, the Company had issued 1,748,000 shares of the 3.0 million shares contracted for, with a gross amount of funds received by the Company of $1,223,600.

              See accompanying notes to these financial statements.

As part of the Purchase Agreement signed on October 16, 2006 relating to the acquisition of the Residential Mortgage Lending division of Texas Capital Bank (see Note 11 - Acquisition), the Company issued 1,708,645 shares to Texas Capital Bank and six individuals in October 2006. The Company has determined that the fair market value of these shares was $1,196,052, or $0.70 per share. The Company expects that the remaining 1,291,355 shares that are to be issued under this Purchase Agreement will be issued into escrow against the earn-out portions of the Agreement by the end of its current fiscal year. These shares will be valued at the same price as the shares already issued.



Note 10 - Restatements

In reviewing the "Subsequent Event" loan loss assessment in the Company's last financial filing, management determined that it had not treated the potential for incurring losses on loans sold to investors properly. After reviewing the entire history of loans identified as "problem loans" by investors in the current fiscal year, management determined that its second quarter results improperly omitted two indemnifications for loan losses and also failed to provide for a reserve against loan losses or indemnifications against problem loans already identified. Management found no indication that earlier periods were affected by this omission.

The company has filed a Form 8-K relating to non-reliance on previous financial statements and will be amending its second quarter filing. The restatements are reflected in the Loan Loss Expense line item in the Statement of Operations, along with Balance Sheet liability entries under Loans Payable (both short and long term) as of and for the nine months ended January 31, 2007 contained herein.

Of the Loan Loss Expense shown for the restated October 31, 2006 period, $414,227 represents indemnifications the company committed to in the quarter, $175,000 represents a reserve taken against future indemnifications or loan losses, and $36,000 and $38,500 for the three and six months ended October 31, 2006, respectively, represents the previously reported Early Payoff Expense.

The restatements are as follows:



                                    Second Quarter ended October 31, 2006          Six Months ended October 31, 2006
                                    -------------------------------------          ---------------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Loan Loss Expense                  $  36,000       $   625,227       nm       $    38,500       $   627,727       nm
Other Int. Income (Expense)        $  22,938       $    22,885      .23%      $    45,874       $    45,821      .12%
                                     -------           -------                    -------           -------
Net Loss                           $(915,260)      $(1,504,540)   64.4%       $(1,663,555)      $(2,252,782)   35.4%
                                    =========       ==========                  =========        ==========
Net Loss per Share                 $  (0.09)       $    (0.15)    66.7%       $    (0.16)       $    (0.22)    37.5%



Balance Sheet Items at October 31, 2006        As Reported     Restated         % Chg
---------------------------------------        -----------     --------         -----
Short-term portion of  Loans Payable          $     17,327      $    263,726       nm
Loans Payable (Long-Term)                     $          0      $    162,500       nm
                                                         -           -------
Accumulated Deficit                           $(13,595,105)     $(14,184,385)       4.3%
                                              =============      =============



             See accompanying notes to these financial statements.

Note 11 - Acquisition

On October 16, 2006, the Company entered into an agreement to acquire substantially all the assets of the mortgage lending division of Texas Capital Bank subject to certain liabilities. For purposes herein, this operation is referred to as either the "Residential Mortgage Lending" division or "RML." The effective date of the acquisition was September 30, 2006. According to the terms of the agreement, the Company is responsible for the net financial results of RML from October 1, 2006 until final consummation of the acquisition.

As filed in our 8-K, the essential terms of the agreement have the company ultimately issuing up to 3,000,000 common shares for the acquisition of RML, 1,708,645 of which were issued in October, 2006. The balance of the shares are subject to certain earn-out provisions. The Company has determined that the fair market value of these shares issued was $1,196,052, or $0.70 per share. The remaining shares will be valued at the same price when they are issued.

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



Note 12 - Loan Losses and Indemnifications

As discussed in Note 10 - Restatement, in the current fiscal year, the Company has experienced an upsurge of Problem Loans that have and will continue to have a material effect on the Company's finances. The following table shows the effects on the key line items:



                                       Loan Loss
                                       Expense                Comment

Quarter Ended 10/31/06                   $627,727             Includes $414,227 of indemnifications, $175,000
                                                              of reserves taken and $38,500 of Early Payoff
                                                              loan loss expense.

Quarter Ended 1/31/07                    $501,117             Includes $375,000 added to reserves, $118,617 of
                                                              payments made on loan loss indemnifications and $7,500
                                                              of Early Payoff loan loss expense.  In addition, $150,000
                                                              of loan loss expense payments were made in the quarter,
                                                              but taken against Loan Loss Reserves.





             See accompanying notes to these financial statements.

Note 13 - Subsequent Events

Subsequent to January 31, 2007, the following events occurred:

o The Company is negotiating with one of its investors regarding a group of 12 loans to six individuals that have been identified by the investor as Problem Loans. These loans total $3.52 million in outstanding balances. The Company expects to settle with the investor for a specific amount that the Company will agree to pay in order to be released from its repurchase obligations. These negotiations are underway at this writing and not yet completed.


o The Company is negotiating with another of its investors, although the precise number of problem loans is not yet identified as of this writing.

While management has made a provision, based on its assessment of the potential loss, and accrued an amount in the Loan Loss Reserves, there can be no assurance that the provision will ultimately prove to be adequate.



Note 14 - Related Party Transactions

The following address transactions between the Company and related parties that are different from that last disclosed in its Form 10-KSB filing for the year ended April 30, 2006:

          o The Company was renting an apartment/condominium for $850 per month in the Phoenix area for its executives to use in their business travels to Phoenix. One of the Company's principal officers' name is on the deed to the condominium. The Company terminated this rental arrangement in January, 2007.

          o In October, 2006, the Company made a first and second mortgage loan to a senior officer of the company on his principal residence. Both of these loans were made by the Company in the ordinary course of its business. Both of these loans have been sold to third party investors as of this filing date.

          o The Company employs as a loan officer the son of the founders of the Company, the Chief Executive Officer and its President. This person is not an officer of the Company and has no executive responsibility or authority.

          o The Company has employed one of its directors to perform legal services on behalf of the Company. During the current fiscal year, this director has billed the Company and been paid a total of $50,375 as of February 28, 2007.

          o The Company has a warehouse line with Texas Capital Bank for $25 million, wherein the Company is charged LIBOR plus 1.75%, the Company has pledged cash in the amount of $125,000, which is reflected in the balance sheet as restricted. Texas Capital Bank and associated parties has, as of this filing date, received 1,708,645 shares of the Company's common stock.


             See accompanying notes to these financial statements.

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

QUARTER AND NINE MONTHS ENDED JANUARY 31, 2007 COMPARED TO QUARTER AND NINE MONTHS ENDED JANUARY 31, 2006

For the recently ended quarter, year-over-year revenues decreased 28%, gross profits decreased 82% and the net income worsened from a loss of approximately $489,000 to loss of approximately $1,451,00.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                     TABLE 1
                               ORIGINATION VOLUMES
                                  ($ millions)

Quarter Ended           1-31-07*   10/31/06*   7/31/06   4/30/06    1-31-06  10-31-05  7-31-05  4-30-05   1-31-05
-------------           --------   ---------   -------   -------    -------  --------  -------  -------   -------

Wholesale                  $ 97       $ 77     $ 94       $ 82       $ 81       $100      $130      $ 84      $ 91
Retail                       46         55       52         45         47         69        79        71        72
                             --         --       --         --         --         --        --        --        --
Total                      $143       $132     $146       $125       $128       $169      $209      $155      $163
                           ====        ===     ====       ====       ====       ====      ====      ====      ====


* For comparison purposes, excludes $87M of wholesale and $48M of retail production generated by RML for quarter ended January 2007, and $28M of wholesale and $14M of retail production generated by RML for the October 2006 quarter

REVENUE ANALYSIS

In the third quarter, the most significant factors leading to the 28% revenue decline in the quarter were as follows:

1. Notwithstanding a 20% increase in our Wholesale loan originations, our Gain on Sale of Loans decreased 35%, principally due to a major change in our loan mix. $39 million of correspondent loans were included in the $97 million of Wholesale originations in the recently ended quarter, a sharp contrast from none a year ago. Correspondent loans carry a sharply lower Gain on Sale margin than do loans originated within our own organization.

2. The secondary market for less traditional, and higher risk, types of loans, including second liens, has gotten substantially more circumspect in recent months. In the past, these loans carried a higher gain on sale margin than more traditional A or Alt-A loans with low loan-to-value ratios did. As a result, we are originating substantially fewer, proportionately, of these types of loans than previously

3. As a result of the foregoing, our Net Gain on Sale of Loans margin declined from 169 basis points in the quarter a year ago to 91 basis points in the recently ended quarter.

4. Furthermore, we are experiencing pricing pressures on the origination side of the mortgage markets. As with any commodity market, when demand declines, pricing pressures come to the fore, and this is most assuredly happening in the current mortgage markets.

The year-over-year factors contributing to the 28% decline in total revenues are essentially the same as for the third quarter. Specifically,

1. The Net Gain on Sale of Loans declined 37% in the first nine months for the reasons described above;

2. The Net Gain on Sale margin in the nine months declined from 149 basis point a year ago to 109 basis points this year, largely due to the all the same factors described as affecting the third quarter.

With the tightening of standards by the secondary market investors, we are also seeing the effects on our own underwriting and loan mix. Until recent quarters, our Alt-Funding business, as well described in our previous reports, had been increasing as a proportion of our total wholesale loan originations. This was a material factor in both the decline in the FICO score of our average borrower, as well as the increasing loan-to-value ratios (LTVs) of our loans.

The changes in the mortgage lending environment described above are manifested in several ways. For example, in the last year, we have seen a gradual increase in the average FICO scores of our borrowers. In the quarter a year ago, 77% of our borrowers had a FICO score of 650 or higher, and this has gradually increased to 80% in the quarter recently ended.

This is shown below in Table 2, a condensation of Table 15 in the MD&A Appendix.

                                     TABLE 2
                                    CONDENSED
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
                  -------------          -------     --------     -------     -------      -------

                  Above 700               50.5%        47.5%       49.1%       40.1%        45.5%
                  650-699                 29.7         29.9        29.4        36.0         31.3
                  600-649                 15.4         14.3        15.9        18.5         17.2
                  550-599                  1.2          4.7         3.5         4.8          4.8
                  Below 550                0.8          0.0         1.6         0.3          0.6
                  Not available            2.4          3.6         0.5         0.3          0.6
                                                        ---         ---         ---          ---
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%



At the same time, the Loan-to-Value (LTV) ratio of our loans has increased materially over the two years. For example, the percentage (by dollar value) of our first lien loans with less than 80% LTVs decreased from 96.5% in the like quarter a year ago to 82.4% in the recently ended quarter. We believe this is attributable primarily to overall increasing leverage of the average consumer in the United States.

As addressed earlier, our Net Gain on Sale of Loans Margin contracted materially in the quarter just ended when compared to the like quarter a year ago. This is attributable to three factors: a sharp increase year-over-year in the proportion of loans we originate on a correspondent basis (much lower margins), pricing pressures in the origination markets for mortgages, and a shift in the mix of our business from the Alt-A minus type of loans originated by our Alt Funding group back to our more standard Alt-A loans.

Industry conditions have become increasingly unsettled in recent months, with investors more frequently and more rapidly changing the guidelines for loans, as well as types of loans they are willing to purchase. One of the consequences of this is that we run the risk of having open loan commitments (to borrowers) in our pipeline that cannot be sold to the investors with whom we had locked the loan. To the extent that this occurs and we are forced to find other buyers for such loans we will likely receive a lower gain on sale margin for such loans.


                                     TABLE 3
                          WHOLESALE GAIN ON SALE MARGIN
                                 (Basis Points)

Quarter Ended          1/31/07   10/31/06   7/31/06    4-30-06   1-31-06   10-31-05    7-31-05   4-30-05    1-31-05
-------------          -------   --------   -------    -------   -------   --------    -------   -------    -------

Gain on Sale               91       109        127       136        169       139        147       163        119


As we have observed in the past, the magnitude and time of our receipt of Forward Commitment Payout Fees can have a material impact on our reported Gain on Sale margin. During the recently ended quarter, the impact was meaningful, although it had not been for the prior three quarters.

                                     TABLE 4
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                ($ in thousands)

Quarter Ended          1/31/07   10/31/06   7/31/06    4/30/06   1/31/06   10-31-05    7-31-05   4-30-05    1-31-05
-------------          -------   --------   -------    -------   -------   --------    -------   -------    -------

Fees Received            $119       $-0-       $-0-      $-0-      $125       $87      $ 125       $98      $ 105


GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended decreased by 82%, materially worse than our 28% revenue decline. The principal reasons are as follows:

1. Our Loan Loss expense increased to $501,000 in the quarter, an increase from zero in the quarter a year ago.

2. Our Direct Operating expenses decreased only 10%, a contrast to our 28% revenue decline. This reflects the increased compensation required to keep our production personnel.

The Gross Profis for the nine months recently ended were affected by these same factors, in roughly the same proportions.

                                     TABLE 5
                           GROSS PROFIT MARGIN TRENDS

Quarter Ended            1/31/07   10/31/06*  7/31/06    4-30-06    1-31-06   10-31-05    7-31-05   4-30-05    1-31-05
-------------            -------   ---------  -------    -------    -------   --------    -------   -------    -------

Gross Profit Margin        12.9%     11.0%      46.5%     48.9%      51.6%     59.4%      60.8%     57.6%      61.7%

 * - Restated

As shown above, our Gross Profit Margin peaked two years ago, and has declined steadily since. In a nutshell, here is why:

1. In the last two quarters, we have experienced substantial loan loss expenses (approximately $501,000 in the quarter just ended and approximately $1,129,000 in the nine months just ended). In the absence of these expenses, our Gross Margin for the quarter and nine months just ended would have been 40.4% and 42.9%, respectively, still on a downtrend for nearly the last two years.

2. Our wholesale mortgage originations have declined materially, thus severely limiting our ability to capture Forward Commitment Payout Fees for completion of forward loan commitments.

3. Pricing pressures in the mortgage markets have increased in direct proportion to the downward pressures on industry origination volumes.

4. Our financing costs have increased disproportionately more than mortgage rates have increased, thus causing a material swing in our Net Interest Income/Expense to the expense side of the ledger from the income side.

5. Reflecting competitive pressures in the marketplace for people, we have been unable to lower our direct production and operational expenses.



INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses decreased 9% on a year-over-year basis during the recently ended quarter, while decreasing 13% year-over-year for the first nine months.

Since Indirect Expenses are relatively fixed over short-to-intermediate periods of time, by definition, pressures on our ability to originate mortgage loans will also result in pressure on our operating profitability.

The major driver of our increasing Indirect Expenses in the last year-and-a-half was our attempt to increase our production capabilities. We opened new offices in Overland Park, Kansas and San Ramon, California, as well as expanded our office in Scottsdale, Arizona. Neither the Overland Park nor the San Ramon office are currently operational or originating loans. Since these efforts to increase volume did not bring the desired results, it is taking us longer to unwind the expense commitments than it did to ramp them up.

As shown in Table 6 below, we began cutting our operational expenses in the quarter ended October 31, 2006. We expect to show a greater reduction of Indirect Expenses as we move through the rest of the current year.



                                     TABLE 6
                         INDIRECT EXPENSE AND COMPONENTS
                                ($ in thousands)

Quarter Ended            1/31/07   10/31/06    7/31/06   4-30-06   1-31-06   10-31-05    7-31-05    4-30-05    1-31-05
-------------            -------   --------    -------   -------   -------   --------    -------    -------    -------

Total Indirect Exp.     $1,672     $1,778      $1,930     $1,851    $1,844     $1,936    $1,898     $1,823     $1,661
Percent of Rev.           91.9%      84.6%       76.8%      83.2%     73.3%      65.2%     55.6%      65.0%      75.6%

Selected Components:
    Salaries and Ben.   $  801     $  868      $  964     $  938    $  962     $1,222    $1,119     $1,086     $  949
    Percent of Rev.       44.0%      41.3%       38.4%      42.2%     38.3%      41.2%     32.8%      38.8%      43.2%

    Gen. and Admin.     $  670     $  700      $  759     $  712    $  687     $  521    $  586     $  515     $  520
    Percent of Rev.       36.8%      33.3%       30.2%      32.0%     27.3%      17.5%     17.2%      18.3%      23.7%

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash position plus liquid investments as of January 31, 2007, decreased by $486,800 from what it was at the end of our last fiscal quarter, October 31, 2006. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. For example, in renegotiating some of the conditions of our various warehouse borrowing facilities during the first quarter of this fiscal year, we lowered our restricted cash position from $1,025,000 to $125,000. The Company agreed to invest the negotiated $900,000 into an interest-bearing twelve month restricted certificate of deposit with the warehouse lender The certificate of deposit has subsequently matured in the current quarter and is no longer required to be restricted.

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

                                     TABLE 7
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                               Change from Prior Period End
                                                                 Quarter           Quarter           Quarter          Quarter
Sources (Uses)                                                   1-31-07         *10-31-06           7-31-06          4-30-06
---------------                                                  ------------------------------------------------------------


Operating Cash Flows
Income Statement Related Cash Flows
Net Income (Loss)                                           $(1,451,160)     $(1,504,540)      $  (748,295)     $(1,555,317)
Add back non-cash charges/(income)
Depreciation & Amortization                                      22,785           22,785            22,785           23,599
Impairment of Goodwill                                                0                0                 0          797,855
Fair Value of Financial Derivatives changes                      28,025          (22,151)           10,288           21,141
Income Taxes Payable                                                                                     0              864
Change in Restricted Cash                                      (125,000)
Provision for Early Payoff Penalties, and Loan Losses
   net of payments                                              232,500          206,750             2,500                0
Actual Early Payoff Penalties paid                                    0           (9,631)           (7,529)          (4,599)
                                                             ----------           -------           -------          -------
Operational Cash Flows from the Income Statement             (1,292,850)      (1,306,787)         (720,251)        (716,457)
Balance Sheet Related Cash Flows
Mortgages Held for Sale                                         204,241          125,200          (241,000)          54,380
Short-term Mortgage Receivables                                (331,887)         203,556           (50,156)        (211,854)
Prepaid Expenses                                                (96,628)         (99,936)           (1,477)         (33,240)
Other Assets                                                    (97,500)         (17,376)            2,734           (5,500)
Loan Loss Indemnifications Payable                              (91,010)         408,899                 -                -
Accounts Payable and Other Accrued Liabilities                   86,161            2,375          (120,797)          99,960
                                                                 ------            -----          ---------          ------
Operational Cash Flow from the Balance Sheet                   (326,623)         622,718          (410,696)         (96,254)

Total Cash Flow Generated/(Used) in Operations               (1,619,473)        (684,069)       (1,130,947)        (812,711)

Financing Activity Cash Flows
Repayment on Insurance Financing                                (17,327)         (18,647)           (3,900)               -
Issuance of Sub Debt                                            300,000                -                 -                -
Repayments on Sub Debt                                          (50,000)
Deposits received for Common Stock                                    -                -           900,000                -
Issuance of Common Stock                                              -        1,519,652                 -                -
Due Diligence Fee                                                     -          (97,888)                -                -
Stock Options Exercised                                               -                -             3,000                -
Capital Lease Obligations change                                      -                -                 -           39,874
                                                                                                         -           ------

Total Cash Flow from Financings Activities                      232,673        1,403,117           899,100           39,874

Investing Activity Cash Flows
Purchase of Property and Equipment                                    -           (2,037)      $    (8,959)     $   (15,893)
Maturity of Certificate of Deposit                              900,000                -                 -                -
Investment in RML                                                     -       (1,196,052)                -                -
Total Cash Flow from Investing Activities                       900,000       (1,198,089)      $    (8,959)     $   (15,893)

Net Change to Aggregate Cash                                $  (486,800)     $  (479,041)      $  (240,806)     $  (788,730)


* - Restated

In summary form, this table says the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter:

1. The Company's operations led the decline in our cash balances, although not as much as the Net Losses shown. An important reason for the difference is that we added a net of $232,500 to our reserves for loan losses and related indemnifications.

2. The Company decreased its Mortgages Held for Sale by approximately $204,000 in the recently ended quarter, principally reflecting the decline in our internally generated loan volumes

3. The Company increased its Short-Term Mortgage-Related Receivables by approximately $332,000. This largely reflects the loan servicing receivables associated with the mortgage loans we have made, but not yet sold to third party investors.

4. The Company received $300,000 of cash from the issuance of additional subordinated debt.

5.       The Company had a $900,000 certificate of deposit mature.



SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of January 31, 2007, the Company had a total of three financing facilities for a maximum financing capacity of up to $78 million.

The funding facilities have various financial and operational covenants with which the Company must comply, including the requirement that the Company maintain cash deposits with certain lenders as compensating balances. Collectively, these facilities currently require compensating cash balances of $250,000.

More detailed data on these facilities is presented in Note 3 to the Financial Statements presented in Item 1.

Our overall funding strategy is to use committed facilities, summarized as of Janaury 31, 2007:

                                     TABLE 8
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit    January 31, 2007        Maturity
----------------           -------------    --------------  ------------    ----------------        --------

Master sales agreement         $13,000,000   $ 13,827,170     $100,000          8.25%(1)            Annual or 30 days notice
Master sales agreement          40,000,000      6,546,403       25,000          7.07 - 7.82%(2)     Annual or 30 days notice
Master sales agreement          25,000,000      1,356,000      125,000          7.07%               Annual or 30 days notice
Totals                         $78,000,000   $ 21,729,573     $250,000
                               ===========   =============    ========



(1) For the first $10 million of this facility, the contractual interest rate facility was 3.99% or Prime, whichever is greater. The rate for the next $3 million is 0.05% greater than the rate for the first $10 million.

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

FUTURE NON-OPERATIONAL CASH REQUIREMENTS

The Company has certain non-operational requirements for cash in the future. The material requirements are those for repayment of the subordinated debt issued in recent years to bolster our capital position. The schedule of maturities for these is as follows:

                                     TABLE 9
                   NON-OPERATIONAL CASH REPAYMENT REQUIREMENTS

        March 31, 2007                                     $  800,000
        May 31, 2007                                       $  200,000
        January 1, 2010                                    $  300,000
        January 12, 2015                                   $2,687,700

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                    TABLE 10
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                                        January 31, 2007
Commitments to extend credit                            23,594,229
Mandatory forward delivery commitments                   1,500,000

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

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans, and currently maintains wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company maintains net branches in association with local mortgage brokerage companies. As of January 31, 2007, the Company maintained one net branch in Scottsdale, Arizona. We expect to continue our policy of adding and subtracting net branches from our branch network on an opportunistic basis.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. At January 31, 2007 the Company maintained wholesale offices in San Francisco, Costa Mesa, California and, Scottsdale, Arizona. The Company operates in one business segment - mortgage banking.

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

The following table summarizes mortgage loan production volume by division (dollars in thousands):


                                    TABLE 11
                        DIVISIONAL LOAN PRODUCTION VOLUME
                                    ($ 000s)

Quarter Ending                       1/31/07          10/31/06           7/31/06          4/31/06           1/31/06
--------------                       -------          --------           -------          -------           -------

Wholesale Division
         Volume                     $ 96,574          $ 77,060          $ 93,898         $ 80,233          $ 80,624
Percent of Volume                         67%               58%               64%              64%               63%
Number of Loans                          506               323               426              360               357
Average Loan Size                   $    191          $    238          $    220         $    223          $    226

Retail Division
         Volume                     $ 46,560          $ 55,206          $ 51,955         $ 45,288          $ 47,391
         Percent of Volume                33%               42%               36%              36%               37%
         Number of Loans                 114               142               172              117               123
         Average Loan Size          $    408          $    389          $    302         $    387          $    385

Total Loan Production
         Volume                     $143,134          $132,266          $145,853         $125,521          $128,015
Number of Loans                          620               465               598              477               480
Average Loan Size                   $    231          $    284          $    244         $    263          $    267


THE WHOLESALE LOAN DIVISION

OVERVIEW

Our wholesale lending division operates from our executive offices in San Francisco with offices in Costa Mesa, California and Scottsdale, Arizona.

During the quarter ended January 31, 2007, we originated mortgage loan volume through a network of approximately 650 independent mortgage brokers and other financial intermediaries who are all screened and approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application process that includes our checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through business development staff. Approved mortgage brokers are monitored by our wholesale account representatives and the broker's financial statements are updated and re-verified on an annual basis.

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

                                    TABLE 12
                               PULL THROUGH RATES

         Quarter Ended           Jan 07  Oct 06   Jul 06   Apr 06   Jan 06   Oct 05  Jul 05   Apr 05   Jan 05
         -------------           ------  ------   ------   ------   ------   ------  ------   ------   ------
         Rate                     60%     73%      75%     75%      73%      75%      75%      74%      77%


Our pull through rate has declined materially in the last six months. We are finding that fewer and fewer loan applications will fit the guidelines and criteria from secondary market investors. This means that our ability to use our operational staff efficiently is being undermined. While we believe we can process a greater number of loans with our current staff, we will not, ultimately, know this until it happens because it will be dependent upon the quality of our applications (which is currently trending downward).

We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our capital base. The Company's financing facilities are generally limited to a maximum leverage ratio of 15 to 1, so for every dollar in additional capital earned or raised by the company, our financing facilities could be increased by $15, thereby supporting increased business volumes. As of January 31, 2007, we had three financing facilities in place for a total borrowing capacity of up to $78 million. In the aggregate, the Company believes that its existing financing facilities are adequate to support current business levels. However, failure to obtain additional financing facilities could limit our ability to expand substantially our business levels, and failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

WHOLESALE LOAN PRODUCTION

ADMINISTRATION

All mortgage loan applications must be underwritten and approved in accordance with our underwriting standards and criteria. Underwriting standards used for conforming loans follow the guidelines and standards issued by FNMA and FHLMC. Non-conforming (Jumbo) loans are underwritten subject to credit and appraisal standards established by the specific private investors to whom we intend to sell these loans. We analyze the borrower's credit standing, financial resources and repayment ability as well as the risk of the underlying collateral. All mortgage loans must have a property appraisal provided by an independent third party, fee-based appraiser. Nationally recognized credit reporting agencies provide complete reports of the borrower's credit history including bankruptcies and delinquencies.

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

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines presently mortgage loans larger than $417,000) are called Jumbo loans. Jumbo loans comprised approximately 38% and 41% of the wholesale mortgage loans we originated for the quarters ended January 31, 2007 and 2006, respectively.

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

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:

                                    TABLE 13
                        WHOLESALE MORTGAGE LOANS BY TYPE

Quarter Ending                                                1/31/07   10/31/06    7/31/06   4/30/06  1/31/06
--------------                                                -------   --------    -------   -------  -------

1 month adjustable-rate (various total terms)                   4.9%      14.6%      13.6%      7.2%       9.6%
6 month adjustable-rate (various total terms)                   0.0        0.3        0.3       1.1        0.6
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        3.8       10.2       11.0      18.8       16.9
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.2        0.3        1.4       0.3        0.3
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       22.1       26.7       20.1      21.7       23.0
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        1.4        1.6        1.4       0.8        2.5
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.4        1.2        3.5       2.8        0.6
10 year term fixed-rate                                         0.2        0.0        0.0       0.0        0.0
15 year term fixed-rate                                        14.6        8.5       10.3      13.3        7.3
20 year term fixed-rate                                         0.4        1.2        1.9       2.5        2.5
30 year term fixed-rate                                        46.4       29.2       22.7      15.6       19.1
Federal Housing Authority (various total terms and rates)       0.0        0.0        0.0       0.0        0.0
HELOC                                                           0.2        1.2        6.5      11.4       11.2
Equity Line                                                     2.4        2.2        3.5       3.9        5.6
Other                                                           3.0        2.8        3.8       0.6        0.8
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%



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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 14
                      WHOLESALE LOAN TO VALUE DISTRIBUTION

                  Quarter Ended          1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
                  -------------          -------     --------     -------     -------       ------
                  50 or less               3.8%         3.9%        3.9%        3.4%         4.3%

                  50.01 - 60               3.8          2.4         6.8         4.4          4.8
                  60.01 - 70               6.8          8.8        15.5         9.4         17.1
                  70.01 - 80              68.0         74.5        68.2        77.3         70.3
                  80.01 - 85               1.8          2.0         1.1         2.5          1.0
                  85.01 - 90               2.6          4.4         1.5         2.5          1.0
                  90.01 - 95               5.6          2.0         1.1         0.0          0.5
                  95.01 or more            7.6          2.0         1.9         0.5          1.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:


                                    TABLE 15
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
                  -------------          -------     --------     -------     -------       ------

                  800 +                    1.6%         1.2%        0.7%        0.6%         0.6%
                  775 - 799               11.6          5.0         5.8         3.9          5.3
                  750 - 774               10.7         12.1         8.7         9.2          8.4
                  725 - 749               13.8         10.9        17.1         9.7         12.4
                  700 - 724               12.8         18.3        16.8        16.7         18.8
                  675 - 699               17.4         19.3        15.4        15.0         18.4
                  650 - 674               12.3         10.6        14.0        21.0         12.9
                  625 - 649                9.1          8.7        12.2        11.7         12.1
                  600 - 624                6.3          5.6         3.7         6.8          5.1
                  575 - 599                1.2          2.5         2.8         4.2          3.1
                  550 - 574                0.0          2.2         0.7         0.6          1.7
                  Below 550                0.8          0.0         1.6         0.3          0.6
                  No score available       2.4          3.6         0.5         0.3          0.6
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

WHOLESALE GEOGRAPHIC CONCENTRATION

The Company originates wholesale loans most heavily in Texas, California and Arizona. During the quarters ended January 31, 2007 and 2006, the Company's wholesale loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 16
                     WHOLESALE LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                   1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
         -------------                   -------     --------     -------     -------      -------

         California                       20.9%        44.1%       43.5%       38.6%        44.1%
         Arizona                          21.9         35.6        43.2        39.9         40.2
         Nevada                            2.0          4.3         3.7         2.8          2.0
         Florida                           6.5          4.7         3.5        10.8          4.5
         Texas                            30.2          3.4         0.0         0.0          0.0
         Washington                        1.6          3.1         1.6         4.7          4.2
         North Carolina                    4.5          0.0         0.0         0.0          0.0
         Missouri                          4.0          0.0         0.0         0.0          0.0
         Others                            8.4          0.0         4.5         3.2          5.0
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the quarters ended January 31, 2007 and 2006, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:

                                    TABLE 17
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE


                  Quarter Ended          1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
                  -------------          -------     --------     -------     -------      -------

                  Single family           56.5%        59.9%       57.0%       52.8%        57.0%
                  Planned Unit Dev.       33.0         25.2        20.3        29.2         22.5
                  Condominium              7.1         11.2        16.8        14.4         12.9
                  2 - 4 family             3.0          3.7         5.9         3.6          7.6
                  Other                    0.4          0.0         0.0         0.0          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

The table below shows the trend of the wholesale division's mortgage loan origination volume, as measured by principal balance:

                                    TABLE 18
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

              Quarter Ended              1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
              -------------              -------     --------     -------     -------      -------

               $100,000 or less           37.5%        29.2%       30.8%       36.1%        34.8%
               $100,001-200,000           32.2         29.5        30.8        26.7         24.4
               $200,001-300,000           13.2         12.5        14.7        17.2         17.1
               $300,001-400,000            6.3          9.0         9.1         6.1          9.0
               $400,001-500,000            4.7          9.3         5.4         4.2          6.2
               $500,001-600,000            1.9          5.6         4.0         3.3          2.6
               $600,001-700,000            1.4          2.8         2.6         1.9          2.2
               $700,001-800,000            0.6          0.0         0.7         1.4          0.6
               $800,001-900,000            0.8          0.9         0.5         0.0          0.6
               $900,001-1,000,000          0.6          0.6         1.2         0.8          1.1
               $1,000,001-1,500,000        0.6          0.3         0.2         1.7          1.1
               over $1,500,001             0.2          0.3         0.0         0.6          0.3
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien mortgage loan originations represented 67% and 86% of our wholesale loan originations, as measured by principal balance, for the quarters ended January 31, 2007 and 2006, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans with limited recourse, primarily to institutional investors, national banks and mortgage lenders. As of January 31, 2007, we had active relationships to sell to approximately 20 mortgage investors.

As part of the sale, we provide representations and warranties that are customary to the industry and which cover compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, we may be required to repurchase these mortgage loans and/or may be liable for certain damages. Prior to the last nine months, any repurchased mortgage loan was able to be corrected and resold back to the original investor, although a loss may have be incurred on the sale due to subsequent changes in market conditions since the original closing date of the loan. Historically, loan repurchases and related losses had not been material or significant.

However, in the last nine months, we have experienced an unprecedented increase in loans being identified as problem loans by investors, and we have had to provide substantial and material indemnifications to the investors in fulfillment of our representations and warranties. We believe that we will continue to see more such requirements laid upon us for the better part of the current calendar year.

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

The purpose of doing this is to increase our gain on sale, while still limiting our exposure to changes in loan values from interest rate changes. We have not engaged in these activities since October, 2005 because the secondary market has not been willing to pay either any or enough of a premium to compensate us for the increased risks we take by accumulating loans for sale on an uncovered basis.

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

As of January 31, 2007, the Company had a maximum mortgage loan financing capacity of $78 million through three master sale agreements. When the loans funded under these arrangements are already sold, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

In addition, each of these facilities allows the company to accumulate loans into bulk or mini-bulk pools for sale as a group at the Company's discretion.

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution or "in the warehouse", for each quarter for the last nine fiscal quarters:

                                    TABLE 19
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Quarter Ended            Jan07  Oct 06   Jul 06   Apr 06   Jan 06   Oct 05  Jul 05   Apr 05   Jan 05
         -------------            -----  ------   ------   ------   ------   ------  ------   ------   ------
Average # of Days                  18      13       13       14       20       19      19       16       15

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of January 31, 2007 contracted with 20 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 18% and 24% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the quarters ended January 31, 2007 and 2006.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are underwritten by the wholesale division. During the quarters ended January 31, 2007 and 2006, the average loan size originated by the retail division was approximately $408,000 and $385,000 respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 46% and 41% of the retail mortgage loans we originated for the quarters ended January 31, 2007 and 2006, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended January 31, 2007 and 2006:

                                    TABLE 20
                         RETAIL LOAN ORIGINATION BY TYPE

         Quarter Ended                   1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
         -------------                   -------     --------     -------     -------      -------

         Jumbo mortgages                  44.7%        34.7%       25.9%       37.6%        40.6%
         Conventional ARMs                17.5         21.5        27.0        20.5         18.7
         Conventional Fixed               11.4         13.2         4.6         5.1          9.8
         HELOC & Seconds                  26.4         30.6        42.5        36.8         30.9
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%

RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended January 31, 2007 and 2006, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 21
                       RETAIL LOAN GEOGRAPHIC DISTRIBUTION

         Quarter Ended                   1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
         -------------                   -------     --------     -------     -------      -------

         California                       88.6%        88.2%       65.6%       85.5%        78.9%
         Arizona                           8.8          9.7        32.2        12.0         15.4
         New Mexico                        0.8          0.0         0.0         0.0          3.3
         Others                            1.8          2.1         2.2         2.5          2.4
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%



RETAIL LOAN SIZES

During the quarters ended January 31, 2007 and 2006, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                    TABLE 22
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

               Quarter Ended             1/31/07     10/31/06     7/31/06     4/30/06      1/31/06
               -------------             -------     --------     -------     -------      -------

               $100,000 or less           13.2%        16.2%       26.4%       26.5%        19.5%
               $100,001-200,000           18.4         25.7        26.4        17.9         15.5
               $200,001-300,000           11.4          8.3        15.5         9.4         12.2
               $300,001-400,000            8.8         10.4         2.9         4.3         13.8
               $400,001-500,000           14.0         12.5         7.7        12.8         14.6
               $500,001-600,000           11.4          7.6         6.3        10.3          8.9
               $600,001-700,000           11.4          8.3         5.7         5.1          5.7
               $700,001-800,000            4.4          4.2         2.3         6.0          3.3
               $800,001-900,000            1.8          2.1         1.7         0.0          0.0
               $900,001-1,000,000          2.6          2.1         4.0         1.7          1.6
               $1,000,001-1,500,000        2.6          0.7         0.0         3.4          3.3
               over $1,500,001             0.0          2.1         1.1         2.6          1.6
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 91% and 91% of our total loan originations, as measured by principal balance, for the quarters ended January 31, 2007 and 2006, respectively.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation and except as noted below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Except as noted below, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

For the five years ending April 30, 2006, our wholesale division funded between 1,764 and 2,643 loans, and in each of those years we have generally been able to cure any loan identified as a problem that was sold to investors, taking a charge or incurring an expense for any such loan upon final resolution. As indicated in Table 11, for the last four quarters ending January 31, 2007, our wholesale division funded 1,615 loans.

Because of the past success of our ability to cure any loan identified as a problem loan without material cost or loss, we did not have a formal process to review and quantify the loss with respect to any loan so identified.

Management meets every week to discuss the progress of all open early payment default and premium recapture claims. We evaluate and decide how to proceed on new and old claims. Depending on the type of claim, we arrange for Demand Letters to be sent to the mortgage broker and borrower. We also, decide what matters should continue the course and have the potential for litigation if needed.

Beginning in April, 2006, we experienced a change in the severity of deficiencies and the numbers of loans being reported to us as problem loans by our investors. The table below shows the trend of problems loan notifications:



                                                            Total
                  Notification    # of      # of            Principal
  Investor        Date            Loans     Borrowers       Amount
  ----------------------------------------------------------------------
  A               04/01/06            1          1          $     241,000
  B               05/01/06            8          1          $   1,294,900
  C               05/01/06            6          1          $     929,900
  C               09/08/06            4          2          $   2,125,000
  B               10/01/06            2          1          $     368,000
  D               11/06/06            4          2          $   2,125,000
  D               11/15/06            2          1          $     800,000
  E               11/15/06            1          1          $     117,800
  B               11/15/06            4          2          $   1,759,000
  D               12/19/06            2          1          $     400,000
  B               01/30/07            4          2          $     824,500
  D               01/30/07            2          1          $     205,000

  Totals                              40         16         $  11,190,100

Accordingly, in connection with our evaluation of our internal controls required by Rule 13a-15, we have changed our accounting method with respect to these loans. Upon receipt of notice of a problem loan, the Chief Financial Officer will be notified. The weekly review will continue. At the end of each month, we will identify each loan that we have been notified as being a problem loan or we believe to possess some other difficulty. Each such loan will be reviewed to determine whether the problem identified will be cured or whether we should accrue a charge and how much. For the foreseeable future, the audit committee will discuss this monthly review with management and thereafter will review the situation on a quarterly basis.

In the event of potential for loan losses as a result of an early payoff default or premium recapture, the matter is elevated to the CEO and the CFO to determine on how to proceed or arrange for a settlement. The result of a settlement could be an extension to cure the claim or to indemnify the investor or a buy out of the liability. With respect to the accounting treatment of those loans identified as problems, see Notes 10 and 12 to the financial statements.




PART II. OTHER INFORMATION

ITEM 2.  RECENT SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

                  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K

                  On March 13, 2007, the registrant filed an 8-K under Item 8.01 which set forth information requiring a restatement of the registrant's second quarter fiscal 2007 financial results.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Transnational Financial Network, Inc.

Date: March 19, 2007                  /s/ Joseph Kristul
                                      -----------------------------------------
                                      Joseph Kristul, Chief Executive




                                      /s/ Thomas Schott
                                      -----------------------------------------
                                      Thomas Schott, Chief Financial Officer