Form 10QSB/A
period 2006-10-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2007-05-11
CIK 1059579

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

                         Commission file number: 1-14219

                      Transnational Financial Network, Inc
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



California                                                          94-2964195
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

401 Taraval Street, San Francisco, CA                                 94116
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (415) 242-7800
-------------------------------------------------------------------------------
                         (Registrant's telephone number)



   Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer      Accelerated filer       Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _X  No ____
     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of December 4, 2006. 10,248,005

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                October 31, 2006
                                    UNAUDITED





                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                      Page
Item 1.  Financial Statements

   Condensed Balance Sheet as of October 31, 2006 - unaudited         F  2-3
   Condensed Statements of Operations for the three and six months
     ended October 31, 2006 and 2005 - unaudited                      F 4
   Condensed Statements of Cash Flow for the six months ended
   October 31, 2006 and 2005 - unaudited                              F 5
   Notes to the Condensed Financial Statements                        F 6-13

Item 2   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                MD  1 - 8

Item 3.  Controls and Procedures                                      O-1

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          O-1

Item 6.  Exhibits and Reports on Form 8K                              O-1



Signatures                                                            O-2

PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                             CONDENSED BALANCE SHEET
                             As of October 31, 2006

                                   (Unaudited)


ASSETS

Current Assets:                                              As Restated
                                                             -----------

Cash and Cash Equivalents                                    $   1,389,792
Restricted Cash                                                    125,000
Restricted - Certificate of Deposit                                900,000
Short-term Mortgage-related Receivables, net of allowance
   for loan loss of $203,740                                       459,932
Mortgage Loans Held for Sale                                     1,156,741
Prepaid Expenses                                                   239,934
Fair Value of Financial Instruments                                18,009
                                                                   ------

Total Current Assets                                             4,289,408
                                                                 ---------

Fixed Assets:
Furniture & Fixtures                                              997,018
Leasehold Improvements                                             98,234
Accumulated Depreciation                                       (1,015,844)
                                                              -----------

Total Fixed Assets                                                 79,408
                                                                   ------

Other Assets:
Investment in RML                                               1,196,052
Goodwill                                                          459,934
Other Assets                                                      205,503
                                                                  -------

Total Other Assets                                              1,861,489
                                                                ---------

TOTAL ASSETS                                                   $6,230,305
                                                                =========



              See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                             CONDENSED BALANCE SHEET
                             As of October 31, 2006

                                                     (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                           As Restated
                                                               -----------

Accounts Payable and Other Liabilities                         $   305,401
Accrued Interest                                                    59,374
Income Taxes Payables                                                1,200
Fair Value of Financial Instruments                                    988
Short-term portion of Loans Payable                                263,726
Short-term portion of Subordinated Debt                          1,000,000
                                                               -----------

Total Current Liabilities                                        1,630,689
                                                                 ---------

Long-Term Liabilities:

Loans Payable                                                     162,500
Subordinated Debt                                               2,737,700
                                                              -----------

Total Long-Term Liabilities                                     2,900,200
                                                              -----------


STOCKHOLDERS' EQUITY


Preferred stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                      -
Common stock, no par value: 20,000,000 shares
   authorized; 10,248,005 shares issued and outstanding
   at October 31, 2006.                                       15,883,802
Accumulated deficit                                          (14,184,386)
                                                             -----------
Total Stockholders' Equity                                   1,699,416
                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   6,230,305
                                                               =========


              See accompanying notes to these financial statements.
                                       F-3

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                For the Periods Ending October 31, 2006 and 2005

                                   (Unaudited)


                                                   Three Months Ended 10-31                  Six Months Ended 10-31
                                                   ------------------------                  ----------------------
                                                 2006         2005    % Chg              2006         2005    % chg
                                                 ----         ----    -----              ----         ----    -----
                                            As Restated                             As Restated

Revenue:

Net Gain on Sale of Loans                  $  835,917   $1,394,892   -40.1%        $2,026,006   $3,291,919   -38.5%
Production Income                           1,259,657    1,524,186   -17.4%         2,575,381    3,019,037   -14.7%
Other Income                                    6,702       49,721    86.5%            12,383       70,004   -82.3%

Total Revenue                               2,102,276    2,968,799   -29.2%         4,613,770    6,380,960   -27.7%

Direct Expenses:

Commissions & Production Incentives           864,745      921,874    -6.2%         1,730,677    1,965,627   -12.0%
Production Expenses                           253,873      208,319    21.9%           598,889      417,099    43.6%
Loan Loss Expense                             589,227          -                      589,227          -     -18.9%
Early Loan Pay-off Penalties                   36,000                                  38,500       15,000   156.7%
Pair-Off Fees                                       -           -                           -            -

Total Direct Expenses                       1,743,845    1,130,193    54.3%         2,957,293    2,397,726    23.3%

Interest Income (Expenses):

Interest Income from loans in warehouse       228,166      353,418   -35.4%           487,559      821,788   -40.7%
Interest Expense on loans in warehouse       (239,676)    (309,237)  -22.5%          (505,456)    (714,978)  -29.3%
Warehouse transaction fees                    (22,875)     (31,700)  -27.8%           (54,409)     (77,174)  -29.5%

Net warehouse interest income (expense)       (34,385)      12,481  -375.5%           (72,306)      29,636       nm


Interest Expense - Subordinated Debt          (93,446)     (87,081)    7.3%          (184,763)    (174,162)    6.1%

Net Interest Income (Expense)                (127,831)     (74,600)   71.4%          (257,069)    (144,526)   77.9%

Gross Profit on Mortgage Activities           230,600    1,764,006   -86.9%         1,399,408    3,838,708   -63.5%

Indirect Expenses:

Salaries & Benefits                           867,822    1,221,904   -29.0%         1,832,009    2,340,700   -21.7%
General & Administrative                      700,243      520,847    34.4%         1,459,596    1,107,125    31.8%
Occupancy                                     187,016      175,502     6.6%           370,442      350,143     5.8%
Depreciation and Amortization                  22,785       17,960    26.9%            45,570       36,116    26.2%

Total Indirect Expenses                     1,777,866    1,936,213    -8.2%         3,707,617    3,834,084    -3.3%

Other Interest Income (Expense)                22,885       24,649    -7.2%            45,821       43,022     6.5%
Chg in RML Investment                          (2,309)           -       nm            (2,309)           -       nm
Chg in fair value of financial instruments     22,150       (4,754)      nm            11,862       42,425       nm
                                               ------       -------                    ------       ---------------
Total Other Income (Expense)                   42,726       19,895  -114.3%            55,374       85,447   -35.2%
Net Operating Income (Loss)               $(1,504,540)   $(152,312)      nm       $(2,252,835)     $90,071       nm

Basic net income (loss) per share             $(0.15)      $(0.02)                    $(0.22)        $0.01
Fully diluted income (loss) per share         $(0.15)      $(0.02)                    $(0.22)        $0.01

Weighted-average shares outstanding

Basic                                      10,248,005    6,791,360                 10,248,005    6,791,360
Diluted                                    10,248,005    6,791,360                 10,248,005    6,795,905



              See accompanying notes to these financial statements.
                                       F-4


                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Six Months Ended October 31, 2006 and 2005

                                   (Unaudited)

                                                                         2006                      2005
                                                                  ------------------         -----------------
                                                                  As Restated

Cash flows from operating activities:


Net (Loss) Income                                                 $       (2,252,835)        $          90,071
Adjustments to reconcile net (loss) income to net cash
   provided (used) by operating activities:
     Depreciation & amortization                                              45,570                    36,116
     Provision for early loan payoffs                                                                   (5,000)

     Change in Fair Value of Financial Instruments                           (11,863)                  (42,425)
Net effect of changes in assets and liabilities:
     Other assets                                                            (14,641)                   (3,150)
     Prepaid expenses                                                       (101,413)                        -
     Accrued interest payable                                                 18,102                    13,913
     Accounts payable and other liabilities                                 (136,524)                  (96,847)
     Loans payable                                                           408,899                         -

Net effect of changes in mortgage lending activities:

     Short-term mortgage related receivable                                  345,490                  (228,955)
     Mortgage loans originated for sale                                 (278,118,844)             (230,456,551)
     Proceeds from sales of mortgage loans                               278,003,044               231,287,871
                                                                     ---------------           ---------------

Net cash (used) provided by operating activities:                         (1,815,015)                  595,043
                                                                     ----------------          ---------------
Cash flows from investing activities:


Purchases of property and equipment                                          (10,997)                  (49,106)

Proceeds from Securities Held to Maturity                                 (1,196,052)                        -
                                                                     ----------------          ---------------
Net cash (used) by investing activities:                                  (1,207,049)                  (49,106)
                                                                     ---------------           ----------------
Cash flows from financing activities:

Financing Provided for Insurance                                             (22,547)                        -
Common Stock Issued                                                        2,419,652                         -
Due Diligence Fee                                                            (97,888)                        -
Stock Options Exercised                                                        3,000                         -
                                                                               -----

Net cash provided by financing activities:                                 2,302,217                         -
                                                                     ---------------           ---------------


Net (decrease) increase in unrestricted
     cash and cash equivalents                                              (719,847)                  545,937

Unrestricted cash and cash equivalents, beginning of period                2,109,639                 1,585,034
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $        1,389,792         $       1,343,135
                                                                     ===============           ===============

Interest paid                                                     $          632,969         $         813,044
Income taxes paid                                                 $               -0-        $              -0-


              See accompanying notes to these financial statements.
                                       F-5





Note 1 - Description of Operations and Summary of Significant Accounting Policies

The accompanying financial statements of Transnational Financial Network, Inc.
(the "Company") as of and for the six-month periods ended October 31, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.
Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form
10-KSB for the year ended April 30, 2006, in addition to our most recently filed
Form 8-K relating to non-reliance on previous financial statements as well as
Note 9 - Restatements. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the six-months ended October 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.


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

The following table illustrates the effect on net (loss) income that would have resulted if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and
Disclosure, to stock-based employee compensation:





                      Transnational Financial Network, Inc.

                    Notes to Financial Statements (Continued)



                                   Three Months Ended              Six Months Ended
                                   ------------------              ----------------
                                 October 31   October 31          October 31    October 31
                                   2006         2005                2006          2005
                                   ----         ----                ----          ----

                                  As Restated                        As Restated
Net (loss) income:
As reported                     (1,504,540)     (152,312)       (2,252,835)         90,071

Deduct:  fair value amount                0             0                 0              0
                                          -            --                 -              -
Pro forma                       (1,504,540)     (152,312)       (2,252,835)         90,071

Basic (loss) income per common
  share:

As reported                           (0.15)       (0.02)             (0.22)         0.01
Deduct:  fair value amount             0.00         0.00               0.00          0.00
                                       ----         ----               ----          ----
Pro forma                             (0.15)       (0.02)             (0.22)         0.01

Diluted (loss) income per common
  share:

As reported                           (0.15)       (0.02)             (0.22)         0.01
Deduct:  fair value amount             0.00         0.00               0.00          0.00
                                       ----         ----               ----         -----
Pro forma                             (0.15)       (0.02)             (0.22)         0.01


There were no options granted during the quarter ended October 31, 2005. As mentioned in Note 6 below, the Board of Directors on March 10, 2005, elected to accelerate the vesting of all outstanding options as of that date. All outstanding options were fully vested as of April 30, 2005.

Reclassification - With the reexamination of the application of SFAS 133 and related pronouncements to our operations, we have made the following changes to the form of our presentation:

- The balance sheet shows both the asset and liability amounts related to SFAS 133 calculations with respect to mortgage-related financial instruments. In the past these two figures were netted against one another and shown as a net amount.

- The income statement has been moved back to the presentation used prior to April 30, 2005. It is now reported as a separate category in "Other Income (Expense)" below the operating income line wherein we report both non-warehouse interest income and changes in fair value of financial instruments.

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

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the six-month period ended October 31, 2006 the Company was required to repurchase three loans in the total amount of $395,500. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. During the six-month period ended October, 2004 the Company was required to repurchase one loan in the amount of $295,548Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The first master sale agreement provides a credit facility of $15 million as of October 31, 2006. Under this arrangement, an additional bulge capacity of $20 million is available if needed, bringing the total capacity under this arrangement to $35 million. The Company has not used this interim bulge capacity to date. Interest on the $15 million portion of the line is at the Prime Rate or 3.99%, whichever is higher. Prime was 8.25% at October 31, 2006. Interest on the remaining $20 million of the line is 0.05% higher than that charged on the $15 million portion. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $100,000, in addition to $900,000 interest-bearing twelve-month certificate of deposit, which are included in the balance sheet as restricted funds.

The second master sale agreement provides a credit facility of $40 million as of October 31, 2006. Interest on the facility is at 1-month LIBOR plus a margin ranging from 1.875% to 2.50%. The rate paid by the Company on this line as of October 31, 2005 was between 7.19% and 7.82%. The Company is required to maintain a non-interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheets.

These two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice.

These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of October 31, 2006, the Company was not in compliance with its net income covenant but anticipates compliance prior to its fiscal year end, April 30, 2007.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999.

Note 5 - Subordinated Debt

As of October 31, 2006, the Company had a total of $3,737,700 of subordinated debentures outstanding, of which $1,000,000 represents the short-term portion. In January, 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 10 % and is convertible into common shares at $1.00 per share. The remaining $1,050,000 of subordinated debt bears interest at 10%, and has maturities ranging from October 31, 2006 to October 1, 2007.

Subordinated debt interest expense of $93,446 and $87,081 was incurred in the three-month periods ended October 31, 2006 and 2005, respectively. On May 18, 2006, the Company agreed to modify the terms of its outstanding 8.5% convertible subordinated notes due 2015. The interest rate was raised to 10%, in return the Company received permission to raise up to $5 million of equity on whatever terms the Board of Directors deems appropriate without triggering the conversion price reset feature of the notes.

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

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As October 31, 2006, there were a total of 18,000 share options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which expire in June 2009.


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

The table below summarizes aggregate activity for all options programs for the three-month period ended October 31, 2006:

                                                 All Programs
                                                 -------------------------------
                                                                       Weighted
                                                                        Average
                                                   Stock               Exercise
                                                  Options                Price
                                               -------------          ---------


Outstanding at April 30, 2006                    1,193,546               $2.30
Grants and Adjustments                               -                     -
Forfeitures                                          -                     -
                                               -----------              -------
Outstanding at October 31, 2006                  1,193,546               $2.30
                                                 =========               =====


                                                   Stock               Exercise
                                                  Warrants               Price

Outstanding at April 30, 2006                        45,000             1.32
Grants and Adjustments                            1,650,000             $.70
                                                  ---------             ----
Outstanding at October 31, 2006                   1,695,000             $.72
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




                                                         Three Months Ended                  Six Months Ended
                                                         ------------------                  ----------------
                                                      October 31      October 31         October 31       October 31

                                                          2006           2005                2006           2005
                                                          ----           ----                ----           ----

Net (loss) income                                    $(1,504,540)     $ (152,312)       $(2,252,835)       $ 90,071
Weighted average of shares outstanding                10,248,005       6,791,360         10,248,005       6,791,360
Basic net (loss) income per share                       $ (0.15)       $ (0.02)              $(0.22)        $ 0.01
Effect of dilutive options                                     -               -                  -                -
Diluted weighted average of shares outstanding        10,248,005       6,791,360         10,248,005        6,795,110
Diluted net income (loss) per share                     $ (0.15)       $ (0.02)              $(0.22)        $ 0.01


As of October 31, 2006 and 2005, potential dilutive securities of 4,166,772 and 4,230,866 respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 8 - Fair Value of Financial Instruments

A summary of the total contract value of the Company's exposure to off-balance sheet credit risk as of October 31, 2006 including financial instruments whose contract amount represents credit risk only is as follows:
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

Note  10 - Restatements

On March 13, 2007 , the Company filed Form 8-K relating to non-reliance on previous financial statements relating to the adequacy of our loan loss reserve. The restatements changes are reflected in the loan loss expense" line item in the Statement of Operations and in the liability section of the Balance Sheet under Loans Payable (short and long term) as of and for the six months ended October 31, 2006 contained herein.

In review of the "subsequent event" loan loss assessment in the Company's original second quarter filing, management determined that it had not treated the potential for incurring losses on loans sold to investors properly. After reviewing the history of loans identified as "problem loans" by investors in the current fiscal year, management determined that its second quarter results improperly omitted two indemnifications for loan losses and also failed to provide for a reserve against loan losses or indemnifications against problem loans already identified. Management found no indication that earlier periods were affected by this omission.

Of the loan loss expense shown for the restated October 31, 2006 period, $414,227 represents indemnifications the company committed to in the quarter, $175,000 represents a reserve taken against future indemnifications or loan losses, and $36,000 and $38,500 for the three and six months ended October 31, 2006, respectively, represents the previously reported early payoff expense.

The restatements are as follows:

                                      Three-months ended October 31, 2006          Six-months ended October 31, 2006
                                      -----------------------------------          ---------------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Loan Loss Expense                 $   36,000       $   625,227       nm     $     38,500          $627,727       nm
Other Int. Income (Expense)          $22,938       $    22,885     .23%     $     45,874           $45,821     .12%
                                     -------           -------                   -------           -------
Net Loss                          $ (915,260)      $(1,504,540)   64.4%     $ (1,663,555)     $ (2,252,782)   35.4%
                                    =========      ============                =========      =============
Net Loss per Share                $   (0.09)       $    (0.15)    66.7%     $      (0.16)     $     (0.22)    37.5 %



Balance Sheet Items at October 31, 2006    As Reported     Restated       % Chg
---------------------------------------    -----------     --------        -----
Short-term portion of  Loans Payable           $17,327         $263,726     nm
Loans Payable (Long-Term)                           $0         $162,500     nm
                                                                      -     ---
Accumulated Deficit                      $(13,595,105)     $(14,184,385)    4.3%
                                        =============      =============



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

The table below presents the changes to the Statement of Operations for the second quarter and six months for the period ended October 31, 2005 and the changes to the balance sheet for the period ending April 30, 2005 and October 2004.

                                    Second Quarter ended October 31, 2005          Six Months ended October 31, 2005
                                    -------------------------------------          ---------------------------------
                                 As Reported          Restated     % Chg.    As Reported          Restated     % Chg.
                                 -----------          --------     ------    -----------          --------     ------
Changes in fair value
 of financial instruments          $ (38,836)        $  (4,754)   87.8%          $32,111          $42,425    32.2%
Net Loss                           $(186,394)        $(152,312)  -18.3%          $79,757          $90,071    12.9%
Earnings per Share                  $ (0.03)          $ (0.02)   0.0%            $ 0.01           $ 0.01     -22.2%

Note 11 - Acquisition

On October 16, 2006, the Company entered into an agreement to acquire certain assets of the mortgage lending division of Texas Capital Bank subject to certainliabilities. For purposes herein, this operation is referred to as either the "Residential Mortgage Lending" division or "RML." The effective date of the acquisition was September 30, 2006. According to the terms of the agreement, the Company is responsible for the net financial results of RML from October 1, 2006 until final consummation of the acquisition.

As filed in our 8-K, the essential terms of the agreement have the company ultimately issuing up to 3,000,000 common shares for the acquisition of RML 1,708,645 of which were issued in October, 2006.. The balance of the shares are subject to certain earn-out provisions. The Company has determined that the fair market value of these shares issued was $1,196,052, or $0.70 per share. The remaining shares will be valued at the same price when they are issued. However, in order for the Company to obtain control of RML the Company needs to secure regulatory approval to operate in numerous states, as well as secure shareholder approval prior to being able to issue the full amount of shares, the outcome of which is not guaranteed. During the period between entry into the agreement and final transfer of control of RML, the Company is only eligible to receive the net income or is responsible to pay to Texas Capital Bank the net loss based on monthly results. Accordingly, the Company is not consolidating the results of RML. Rather, it is treating the RML operating results as an unconsolidated investment, showing the net gain or loss on a single line item("Unconsolidated Operation Investment") in the Statement of Operations.



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

                                     TABLE 5
                           GROSS PROFIT MARGIN TRENDS

Quarter Ended           10-31-05    7-31-05   4-30-05   1-31-05*  10-31-04*   7-31-04*   4-30-04*  1-31-04*   10-31-03*
-------------           --------    -------   -------   -------   --------    -------    -------   -------    --------

Gross Profit Margin        59.4%     60.8%      56.5%     61.7%      65.2%     61.0%      50.2%     59.8%      52.0%


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

                                     TABLE 6
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Quarter Ended           10-31-05    7-31-05    4-30-05   1-31-05  10-31-04   7-31-04  4-30-04     1-31-04    10-31-03
-------------           --------    -------    -------   -------  ---------------------------     -------    --------


Total Indirect Exp.     $1,936     $1,898      $1,823     $1,660    $1,638     $1,702  $1,771     $1,699     $1,799
    Percent of Rev.      65.2%      55.6%        67.1%    75.6%      65.5%      68.3%   50.5%      57.5%      40.6%

Selected Components:

    Salaries and Ben.   $1,222     $1,119      $1,086      $948        $895     $950   $1,012     $1,024     $1,096
    Percent of Rev.      41.2%      32.8%        40.0%     43.2%      35.8%     38.2%   28.8%      34.7%      24.7%

    Gen. and Admin.      $521       $586        $515       $520       $551      $559     $559       $480       $503
    Percent of Rev.      17.5%      17.2%        18.9%     23.7%     22.0%      22.5%   15.9%      16.3%      11.4%

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




                                     TABLE 7
                        SIMPLIFIED SOURCES/(USES) OF CASH

                                                                                          Change from Prior Period End
                                                                                   Quarter           Quarter          Quarter
         Sources (Uses)                                                           10-31-05           7-31-05          4-30-05
         --------------------------------------------------------------------------------------------------------------------

          Operating Cash Flows
          Income Statement Related Cash Flows
          Net Income/(Loss)                                                  $  (152,312)      $   242,383      $(3,256,815)
          Add back non-cash charges/(income)
          Depreciation & Amortization                                             17,960            18,156           21,054
          Accrued liability write-down                                           (61,332)
          Impairment of goodwill                                                       0                 0        2,714,516
          Fair value of financial derivatives changes                              4,754           (47,179)          69,540
          Stock option expense                                                         0                 0          136,762
          Deferred income taxes                                                        0                 0          291,365
          Provision for early payoff penalties, net of payments                        0            15,000           14,000
                                                                                                                           -
          Actual early payoff penalties paid                                     (20,475)           (1,849)          (5,333)
                                                                                 --------           -------           ------
          Operational Cash Flows from the Income Statement                    $ (211,405)         $226,511         $(14,911)

          Balance Sheet Related Cash Flows
          Mortgages held for sale                                              $ 574,032         $ 257,288       $ (229,706)
          Short-term mortgage receivables                                       (133,495)          (88,135)         (71,292)
          Other Assets                                                            16,108           (19,258)          26,479
          Accounts payable and other accrued liabilities                         (30,548)            8,945          121,958
                                                                                 --------            -----          -------
          Operational Cash Flow from the Balance Sheet                       $   426,097         $ 158,840       $ (152,561)

          Total Cash Flow Generated/(Used) in Operations                        $214,692         $ 385,351       $ (167,472)

          Financing Activity Cash Flows
          Issuance of subordinated debt                                              $ 0               $ 0              $ 0
          Repayments of subordinated debt                                              0                 0         (250,000)
          Stock purchases                                                              0                 0                0
          Settlement paid                                                              0                 0                0
          Capital lease obligations change                                             0                 0           (3,252)
                                                                                       -                 -           ------

          Total Cash Flow from Financings Activities                                 $ 0               $ 0       $ (253,252)

          Investing Activity Cash Flows
          Purchase of property and equipment                                   $ (30,950)        $ (18,156)        $ (3,560)

          Total Cash Flow from Investing Activities                            $ (30,950)        $ (18,156)        $ (3,560)

          Net Change to Aggregate Cash                                         $ 183,742         $ 367,195       $ (424,284)



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

Our overall funding strategy is to use committed facilities, summarized as of October 31, 2005:



                                     TABLE 8
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit    October 31, 2005     Maturity
----------------           -------------    --------------  ------------    ----------------     --------

Master sales agreement         $35,000,000  $    7,792,600  $   1,000,000     6.75%(1)           Annual or 30 days notice
Master sales agreement          40,000,000      19,885,324         25,000    6.08-6.58%(2)       Annual or 30 days notice
                                ----------  --------------    -----------
Totals                         $75,000,000   $  27,677,924   $  1,025,000
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


                                           Transnational Financial Network, Inc


Date: May 4, 2007                           /s/ Joseph Kristul
      -----------                           -----------------------------------
                                            Joseph Kristul, Chief Executive
                                            and Chief Financial Officer