Form 10KSB
period 2007-04-30
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2007-08-15
CIK 1059579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

                                   (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2007

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

                                   94-2964195
------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

401 Taraval Street, San Francisco, CA                    94116
-----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (415) 242-7800
------------------------------------------------------------------------------

                  Securities registered under Section 12(b) of
                               the Exchange Act:

                               Title of each class

                                  Common Stock

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No [X]

State issuer's revenues for its most recent fiscal year: $ 7,309,748.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2007: $1,934,451.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 9,320,229

ITEM 1. BUSINESS

GENERAL

Transnational Financial Network, Inc. ("TFN" or the "Company") is a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by 1-4 unit residential properties, principally in the San Francisco Bay Area, Southern California, and Arizona.

On August 6, 2007, TFN and Telava Networks, Inc., entered into an agreement whereby the Company would acquire Telava and sell the Company's mortgage operations in consideration of the assumption of all outstanding obligations and indemnification of the Company for contingent liabilities. An affiliate of Mr. Joseph Kristul and Mrs. Maria Kristul, Chief Executive Officer and President of Transnational, respectively, is anticipated to purchase those assets for that consideration.

Telava provides next generation fixed and mobile WiMAX broadband solutions to residences, small and medium businesses, public safety and other organizations in various markets through its network. Telava has a nationwide network footprint of over 130 microwave towers, with a serving radius of approximately 12 million people. In addition to the owned tower network, Telava has access to another 23 markets covering a population of 120 million people through the licensed 2.3 GHz spectrum. Moreover, Telava has access through strategic alliance networks, and reciprocal agreements, to over 60 Points of Presence
(POPs) across the United States, and another 600 microwave tower site locations through strategic alliance or reciprocal agreements, covering over 24 million people.

The agreement provides that the Company will issue preferred stock, which may be converted into 90% of the Company's Common Stock upon amendment of the Company's Articles of Incorporation authorizing at least a sufficient number of shares to permit the conversion. The agreement assumes that all shares reserved for issuance by the Company are converted to Common Stock, including the issuance of stock on a one for one basis for existing outstanding options granted pursuant to the Company's stock option plan in exchange relinquishing all rights to those options. These options include options granted to officers and directors of the Company but exclude certain options and warrants. The grant is deemed compensation to the officers and directors to the Company for effecting the acquisition. The agreement requires the resignation of all existing officers and directors and the appointment of new directors.

Since 1985, when the Company was incorporated, it has been engaged in the origination of retail mortgage loans through its wholly owned retail offices in San Francisco and Campbell, California. In addition, the Company originates loans through a net branch structure. The net branch opportunities are evaluated and added on a case -by-case basis. As of April 30, 2007, the Company maintained one net retail branch located in Scottsdale, Arizona.

In 1995, the Company began a wholesale division to close and fund loans originated by independent third party mortgage brokers as well as those originated through the Company's retail division. At April 30, 2007 the Company maintained wholesale offices in San Francisco and Costa Mesa, California and Scottsdale, Arizona. The Company operates in one business segment - mortgage banking.

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

In periods of rapid housing price appreciation real estate speculation increases loan activity in riskier mortgages that rely heavily on real estate value. When the market turns these loans have higher defaults and further depresses loan production.

To diminish the cyclical effects of loan production volume, the Company has employed other measures to stabilize business. These measures include offering a broader menu of products and expanding both the nature and scope of mortgage originations. Wholesale operations are centralized in two regional centers for both conventional and Alt-A programs to provide greater economic efficiencies.

Nonetheless, the Company's origination volume trends have been and will continue to be heavily influenced by both the level and trend of interest rates, as well as housing prices if they decline.

The following table summarizes mortgage loan production volume by division (dollars in thousands):

                                    TABLE 1-1
                        DIVISIONAL LOAN PRODUCTION VOLUME
                                    ($ 000s)


Quarter Ending                       4/30/07           1/31/07          10/31/06          7/31/06           4/30/06
--------------                       -------           -------          --------          -------           -------

Wholesale Division
         Volume                      $41,440          $ 96,574          $ 77,060         $ 93,898          $ 80,233
         Percent of Volume                55%               67%               58%              64%               64%
         Number of Loans                 204               506               323              426               360
         Average Loan Size           $   203          $    191          $    239         $    220          $    223

Retail Division
         Volume                      $34,350          $ 46,560          $ 55,206         $ 51,955          $ 45,288
         Percent of Volume45%             33%               42%               36%              36%
         Number of Loans                 108               114               142              172               117
         Average Loan Size           $   318          $    408          $    389         $    302          $    387

Total Loan Production
         Volume                      $75,790          $143,134          $132,266         $145,853          $125,521
         Number of Loans                 312               620               465              598               477
         Average Loan Size           $   243          $    231          $    284         $    244          $    263


THE WHOLESALE LOAN DIVISION

OVERVIEW

During the year the Company operated wholesale activity from our corporate office in San Francisco, Costa Mesa, San Ramon, California and Scottsdale, Arizona.

During the quarter ended April 30, 2007, we originated mortgage loan volume through a network of over 1,000 independent mortgage brokers and other financial intermediaries who are approved by us. No single source of independent brokers accounted for more than 3% of our total wholesale mortgage originations. Mortgage brokers are qualified to participate in our wholesale program after the completion of an application and approval process that includes checking and verifying references, resumes, licenses and financial statements. New broker relationships are established through our business development staff. Approved mortgage brokers are monitored by our wholesale account representatives on an on-going basis with financial information updated on an annual basis.

Wholesale lending allows us to benefit from cost efficiencies derived from not having to take a mortgage loan application, a labor intensive function, thereby reducing mortgage loan processing time, as well as being able to centralize support functions and reduce fixed operating costs. Wholesale lending offers us economies of scale while building substantial loan volume, however in periods of declining loan volume the associated fixed cost can cause a drain on earnings.

One measure of efficiency used in the mortgage banking business is the "pull through rate", or a percentage that measures the dollar volume of loans that are funded versus the dollar volume of loans that we contract for with mortgage borrowers using interest rate lock commitments. The more loans that we close and fund, the higher our pull through rate. If we end up not funding and closing a loan for which we have provided an interest rate lock commitment, then our pull through rate will be negatively affected. The following table presents our pull through rates for each of the nine previous quarterly periods:

                                    TABLE 1-2
                               Pull Through Rates

     Quarter Ended            Apr07    Jan07    Oct06   Jul 06  Apr 06   Jan 06   Oct 05   Jul 05   Apr 05
     -------------            -----    -----    -----   ------  ------   ------   ------   ------   ------

         Rate                 50%      60%      73%     75%     75%      73%      75%      75%      74%


We generate revenues through gains on the sale of mortgage loans and related servicing rights to investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold and, in the case of retail operations, origination fees.

Our wholesale mortgage banking business is directly dependent upon the size of our financing facilities. The Company's financing facilities are independently negotiated and based on the financial condition and the type of loans being warehoused. As of April 30, 2007, we had two active financing facilities in place for a total borrowing capacity of $23 million. Given the current decline in mortgage originations the Company believes that its existing financing facilities will be sufficient to fund our current mortgage production. . However, failure to maintain existing facilities would have a material adverse effect on our operations and financial performance.

In March 2007, we terminated our $40 million warehouse agreement and ceased funding activity on that specific warehouse line. As of April 30, 2007 the outstanding balance consisted of three loans in the amount of $1,627,750. On May 18, 2007 the last loan was purchased off the warehouse line and was officially terminated with the net proceeds and restricted cash transferred to our operating account.

WHOLESALE LOAN PRODUCTION

ADMINISTRATION

All mortgage loan applications must be underwritten and approved in accordance with our underwriting standards and criteria. Underwriting standards used for conforming loans are those promulgated by FNMA and FHLMC. Non-conforming (jumbo) loans are underwritten subject to credit and appraisal standards established by specific investors. We analyze the borrower's credit rating, financial resources and repayment ability as well as the risk of the underlying collateral. All mortgage loans must have a property appraisal provided by an independent third party, fee-based appraiser. Nationally recognized credit reporting agencies provide complete reports of the borrower's credit history including bankruptcies and delinquencies.

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

The Company's underwriting department is responsible for maintaining the consistent quality of mortgage loans expected by secondary market investors. The Company generally takes from 24 to 48 hours to underwrite a mortgage loan from the initial receipt of the application from the broker. Quality underwriting affects both our exposure to loss from fraud and our ability to sell the mortgages we originate quickly for favorable prices. Upon completion of the underwriting process and funding of the loan by one of our financing facilities, the mortgage loan is closed by a title agency chosen by the borrower. We perform a pre-funding audit on all mortgage loans, which includes a verification of certain mortgage loan documentation to determine the integrity of the data and a review for compliance with underwriting guidelines. Post-funding audits are performed by an independent third party to monitor and evaluate our origination policies and procedures. A sample of ten percent of all mortgage loans closed is subjected to a full quality control review including re-underwriting the mortgage loan. Our management receives a monthly report on any deficiencies found in the randomly sampled mortgage loans and believes that its use of the IRS Verification of Income program increases significantly the quality of its originations.

WHOLESALE LOAN PRODUCTS

We originate a variety of mortgage loan products. Conforming mortgage loans are those that qualify for inclusion in guarantee programs sponsored by the Federal National Mortgage Association (or FNMA) and the Federal Home Loan Mortgage Corporation (or FHLMC). In addition, the Department of Housing and Urban Development (or HUD) offers Government Insured loan programs through the Federal Housing Administration (or FHA) and Veterans Administration (or VA). Non-conforming mortgage loans are those that do not conform to FNMA, FHLMC, FHA & VA requirements. The principal deviation from such standards relates to the size of the mortgage loan although some do not conform because of lower documentation standards where there is a higher loan-to-value ratio. Those loans that exceed the FNMA/FHLMC guidelines, presently mortgage loans greater than $417,000 are called jumbo loans. Jumbo loans comprised approximately 42% and 38% of the wholesale mortgage loans we originated for the quarters ended April 30, 2007 and 2006, respectively.

We primarily originate prime first lien residential mortgage loans and to a lesser extent second mortgage loans and home equity lines of credit.

The following table details the mortgage loan types originated by the wholesale division, as measured by principal balance, for the past five quarters:


                                    TABLE 1-3
                        WHOLESALE MORTGAGE LOANS BY TYPE

Quarter Ending                                                4/30/07    1/31/07   10/31/06   7/31/06    4/30/06
--------------                                                -------    -------   --------   -------    -------

1 month adjustable-rate (various total terms)                   5.9%       4.9%      14.6%     13.6%       7.2%
6 month adjustable-rate (various total terms)                   0.0        0.0        0.3       0.3        1.1
2 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        6.9        3.8       10.2      11.0       18.8
3 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.5        0.2        0.3       1.4        0.3
5 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                       18.3       22.1       26.7      20.1       21.7
7 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.5        1.4        1.6       1.4        0.8
10 year fixed-rate, adjustable-rate hybrid
   (various total terms)                                        0.0        0.4        1.2       3.5        2.8
10 year term fixed-rate                                         0.5        0.2        0.0       0.0        0.0
15 year term fixed-rate                                        11.8       14.6        8.5      10.3       13.3
20 year term fixed-rate                                         0.0        0.4        1.2       1.9        2.5
30 year term fixed-rate                                        51.2       46.4       29.2      22.7       15.6
HELOC                                                           0.0        0.2        1.2       6.5       11.4
Equity Line                                                     3.4        2.4        2.2       3.5        3.9
Other                                                           1.0        3.0        2.8       3.8        0.6
Total                                                         100.0%     100.0%     100.0%    100.0%     100.0%


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

The table below shows the wholesale division's first lien mortgage loan origination volume, as measured by principal balance, within the following LTV ranges:

                                    TABLE 1-4
                      WHOLESALE LOAN TO VALUE DISTRIBUTION


                  Quarter Ended          4/30/07      1/31/07    10/31/06    07/31/06     04/30/06
                  -------------          -------      -------     -------    --------     --------

                  50 or less               9.1%         3.8%        3.9%        3.9%         3.4%
                  50.01 - 60               8.4          3.8         2.4         6.8          4.4
                  60.01 - 70               9.1          6.8         8.8        15.5          9.4
                  70.01 - 80              57.3         68.0        74.5        68.2         77.3
                  80.01 - 85               4.2          1.8         2.0         1.1          2.5
                  85.01 - 90               2.8          2.6         4.4         1.5          2.5
                  90.01 - 95               7.0          5.6         2.0         1.1          0.0
                  95.01 or more            2.1          7.6         2.0         1.9          0.5
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


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

The table below shows the trend of FICO scores on mortgages the company originated over the last five quarters:

                                    TABLE 1-5
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          4/30/07      1/31/07    10/31/06     07/31/06     04/30/06
                  -------------          -------      -------     -------     --------     --------

                  800 +                    0.0%         1.6%        1.2%        1.7%         0.7%
                  775 - 799                4.4         11.6         5.0         7.1          7.9
                  750 - 774               12.8         10.7        12.1        11.8         10.5
                  725 - 749               16.3         13.8        10.9        17.9         19.7
                  700 - 724               17.7         12.8        18.3        15.8         15.8
                  675 - 699               18.2         17.4        19.3        20.5         16.9
                  650 - 674               15.3         12.3        10.6        11.4         10.7
                  625 - 649                6.9          9.1         8.7         8.7          7.3
                  600 - 624                3.4          6.3         5.6         3.6          4.5
                  575 - 599                0.5          1.2         2.5         0.0          2.4
                  550 - 574                1.5          0.0         2.2         0.2          0.6
                  Below 550                1.5          0.8         0.0         0.2          2.1
                  No score available       1.5          2.4         3.6         1.1          0.9
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE GEOGRAPHIC CONCENTRATION

The majority of the Company's wholesale loans are originated in California, Arizona and Texas. The increase in the Texas production in the last two quarters resulted from our correspondent relationship established with the RML division of Texas Capital Bank in October 2006. During the quarters ended April 30, 2007 and 2006, the Company's wholesale loan origination volume, as measured by principal balance, came from the following states:

                                    TABLE 1-6
                     WHOLESALE LOAN GEOGRAPHIC DISTRIBUTION


         Quarter Ended                  4/30/07       1/31/07    10/31/06    07/31/06      4/30/06
         -------------                  --------      -------    --------    --------      -------

         California                       18.7%        20.9%       44.1%       43.5%        38.6%
         Arizona                          31.0         21.9%       35.6        43.2         39.9
         Nevada                            3.4          2.0         4.3         3.7          2.8
         Florida                           2.6          6.5         4.7         3.5         10.8
         Washington                        3.4          1.6         3.1         1.6          4.7
         Texas                            24.1         30.2         3.4         0.5          0.0
         Arkansas                          0.0          0.0         0.0         1.9          0.0
         North Carolina                    1.5          4.5         1.2         0.0          0.0
         North Dakota                      1.5          0.0         0.3         0.0          0.0
         Missouri                          3.4          4.0         0.6         0.5          0.0
         Kansas                            0.5          1.2         0.3         0.0          0.0
         Minnesota                         4.9          1.2         0.6         0.0          0.0
         Other                             5.0          6.0         1.8         1.6          3.2


         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


WHOLESALE LOAN PROPERTY TYPES AND SIZES

During the quarters ended April 30, 2007 and 2006, 100% of our wholesale loan origination volume, as measured by principal balance, was collateralized by residential property.

The following table shows the trend of loans originated by property type:


                                    TABLE 1-7
                    WHOLESALE MORTGAGE LOANS BY PROPERTY TYPE

                  Quarter Ended          4/30/07      1/31/07    10/31/06    07/31/06      4/30/06
                  -------------          -------      -------    --------    --------      -------

                  Single family           41.9%        56.5%       59.9%       57.0%        52.8%
                  Planned Unit Dev.       40.4         33.0        25.2        20.3         29.2
                  Condominium             12.8          7.1        11.2        16.8         14.4
                  2 - 4 family             4.9          3.0         3.7         5.9          3.6
                  Other                    0.0          0.4         0.0         0.0          0.0
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

The table below shows the trend of the wholesale division's first lien mortgage loan origination volume, as measured by principal balance:

                                    TABLE 1-8
                WHOLESALE MORTGAGES BY ORIGINAL PRINCIPAL BALANCE

              Quarter Ended              4/30/07      1/31/07    10/31/06    07/31/06      4/30/06
              -------------              -------      -------    --------    --------      -------

               $100,000 or less           35.0%        37.5%       29.2%       30.8%        36.1%
               $100,001-200,000           34.5         32.2        29.5        30.8         26.7
               $200,001-300,000           12.3         13.2        12.5        14.7         17.2
               $300,001-400,000            5.4          6.3         9.0         9.1          6.1
               $400,001-500,000            4.4          4.7         9.3         5.4          4.2
               $500,001-600,000            3.4          1.9         5.6         4.0          3.3
               $600,001-700,000            0.5          1.4         2.8         2.6          1.9
               $700,001-800,000            1.0          0.6         0.0         0.7          1.4
               $800,001-900,000            0.5          0.8         0.9         0.5          0.0
               $900,001-1,000,000          0.5          0.6         0.6         1.2          0.8
               $1,000,001-1,500,000        2.5          0.6         0.3         0.2          1.7
               over $1,500,001             0.0          0.2         0.3         0.0          0.6
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien mortgage loan originations represented 90% and 86% of our wholesale loan originations, as measured by principal balance, for the quarters ended April 30, 2007 and 2006, respectively.

WHOLESALE MORTGAGE LOAN FUNDING AND SALES

We originate and purchase all of our mortgage loans with the intent to sell the mortgage loans, without retaining any interest in them, or in the related servicing rights, into the secondary market. We sell the mortgage loans without recourse primarily to institutional investors, national banks and mortgage lenders. As of April 30, 2007, we had relationships to sell to approximately 20 mortgage investors.

As part of the sale, we provide representations and warranties that are customary to the industry and which cover compliance with program standards, laws and regulations as well as the accuracy of the information. In the event of a breach of these representations and warranties, we may be required to repurchase these mortgage loans and/or may be liable for certain damages. Historically, any repurchased mortgage loan can be corrected and resold back to the original investor, although a loss may be incurred on the sale due to subsequent changes in market conditions since the original closing date of the loan. In the second half of our current fiscal year we began to experience a higher incident of loan repurchase request from our investors. This has resulted in a substantially higher loan loss expense as well as an increase in our provision for loan losses. We hold the originated or purchased mortgage loan for sale from the time that the mortgage loan is funded by us until the time the mortgage loan is sold to an investor. During that time, the note rate on the mortgage loan might be higher or lower than the market rate at which we can sell the mortgage loan to an investor. Therefore, a market gain or loss results on the sale of the mortgage loan.

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

Historically, we have normally sold each loan as it is funded. Doing so has limited our exposure to changes in the market value of the loan due to interest rate changes since the period of time from which we fund a loan to when we receive the proceeds from a secondary market buyer has been generally less than 30 days. At the same time, we get a lower gain on sale from the secondary market for mortgages when we sell the loans one-by-one.

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

As of April 30, 2007 the Company had a maximum mortgage loan financing capacity of $23 million through two master sale agreements. Under one of these financing arrangements, when the loan is funded it is deemed sold with the lending financial institutions purchasing a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under this line as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

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

The following table shows the average number of days that the Company's wholesale mortgage loans are with a financial institution, or "in the warehouse" for each quarter for the last nine fiscal quarters:

                                    TABLE 1-9
                       AVERAGE NUMBER OF DAYS IN WAREHOUSE

         Quarter Ended           Apr 07  Jan 07   Oct 06   Jul 06   Apr 06   Jan 06  Oct 05   Jul 05   Apr 05
         -------------           ------  ------   ------   ------   ------   ------  ------   ------   ------

         Average # of Days         24      18       13       13       14       20      19       19       16


The deterioration of the overall residential mortgage environment has had a significant impact on the "average # of days" in which certain high LTV loans have remained on our warehouse lines. The increase in the past two quarters is directly related to modifications and/or elimination of investor's program guidelines on previously approved, locked and funded loans.

THE RETAIL LOAN ORIGINATION DIVISION

Our retail division was established in 1985 and as of April 30, 2007 contracted with 17 commissioned loan officers, who are based in our Campbell and San Francisco, California offices. While our retail division advertises frequently in Bay Area newspapers, most of our retail division's business is generated through customer referrals. Approximately 9% and 16% of the aggregate dollar value of mortgage loans originated by the retail division were funded by our wholesale division during the quarters ended April 30, 2007 and 2006.

The retail division completes and processes the mortgage loan applications and prepares and organizes necessary mortgage loan documents. The retail division preliminarily underwrites these mortgage loans to conform to either agency guidelines or private investor guidelines. Mortgage loans that are funded by our wholesale division are re-underwritten by the wholesale division. During the quarters ended April 30, 2007 and 2006, the average loan size originated by the retail division was approximately $318,000 and $387,000, respectively.

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

RETAIL LOAN PRODUCTS

Jumbo loans comprised approximately 62% and 66% of the retail mortgage loans we originated for the quarters ended April 30, 2007 and 2006, respectively.

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

The following table details the mortgage loan types originated by our retail division, as measured by principal balance, the quarters ended April 30, 2007 and 2006:

                                   TABLE 1-10
                         RETAIL LOAN ORIGINATION BY TYPE

         Quarter Ended                   4/30/07      1/31/07    10/31/06    07/31/06      4/30/06
         -------------                   -------      -------    --------    --------      -------

         Jumbo mortgages                  28.7%        44.7%       34.7%       25.9%        37.6%
         Conventional ARMs                21.3         17.5        21.5        27.0         20.5
         Conventional Fixed               13.0         11.4        13.2         4.6          5.1
         HELOC & Seconds                  37.0         26.4        30.6        42.5         36.8
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL GEOGRAPHIC CONCENTRATION

The Company originates retail loans primarily in California. During the quarters ended April 30, 2007 and 2006, the Company's retail loan origination volume, as measured by principal balance, came from the following states:

                                   TABLE 1-11
                       Retail Loan Geographic Distribution

         Quarter Ended                   4/30/07      1/31/07    10/31/06    07/31/06      4/30/06
         -------------                   -------      -------    --------    --------      -------

         California                       76.9%        88.6%       88.2%       65.6%        85.5%
         Arizona                          20.3          8.8         9.7        32.2         12.0
         New Mexico                        0.9          0.8         0.0         0.0          0.0
         Others                            1.9          1.8         2.1         2.2          2.5
         Total                           100.0%       100.0%      100.0%      100.0%       100.0%


RETAIL LOAN SIZES

During the quarters ended April 30, 2007 and 2006, the Company's first lien retail mortgage loan origination volume, as measured by principal balance, was comprised of loans with original principal balances in the following ranges:

                                   Table 1-12
                 RETAIL MORTGAGES BY ORIGINAL PRINCIPAL BALANCE


               Quarter Ended             4/30/07      1/31/07    10/31/06    07/31/06      4/30/06
               -------------             -------      -------    --------    --------      -------

               $100,000 or less           24.9%        13.2%       16.0%       26.4%        26.5%
               $100,001-200,000           19.4         18.4        25.7        26.4         17.9
               $200,001-300,000           17.6         11.4         8.3        15.5          9.4
               $300,001-400,000            7.4          8.8        10.4         2.9          4.3
               $400,001-500,000            8.3         14.0        12.5         7.7         12.8
               $500,001-600,000            6.5         11.4         7.6         6.3         10.3
               $600,001-700,000            5.6         11.4         8.3         5.7          5.1
               $700,001-800,000            4.6          4.4         4.2         2.3          6.0
               $800,001-900,000            1.9          1.8         2.1         1.7          0.0
               $900,001-1,000,000          1.9          2.6         2.1         4.0          1.7
               $1,000,001-1,500,000        1.9          2.6         0.7         0.0          3.4
               over $1,500,001             0.0          0.0         2.1         1.1          2.6
                                         100.0%       100.0%      100.0%      100.0%       100.0%


First lien retail mortgage loan originations represented 80% and 91% of our total loan originations, as measured by principal balance, for the quarters ended April 30, 2007 and 2006, respectively.

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

As of April 30, 2007, the Company has negative net worth and is not in compliance with warehouse and investor loan covenants.

EMPLOYEES

As of April 30, 2007, the Company had 61 full-time employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 13,200 square feet of office space in San Francisco with a monthly rental of approximately $27,100. The original term of the lease was for five years, and was extended for an additional five years on March 21, 2003, expiring June 30, 2010, with an option to renew for an additional five years at the then prevailing market rate for rent. This office is used for corporate administrative offices and for conducting wholesale and retail mortgage-lending operations in San Francisco. The Company believes that these offices are adequate for the foreseeable future. The Company maintains casualty insurance on all its property.

The Company leases additional offices in Campbell, California (6,991 square feet with a monthly rental of $11,005 and a term expiring September 2008); Costa Mesa, California (1,624 square feet with a monthly rental of $3,930 and a term expiring July 2008); Scottsdale, Arizona (5,204 square feet with a monthly rental of $10,658 and a term that expires in July, 2008) and San Ramon, California (2,470 square feet with monthly rental of $5,088 and a term that expires March 2009). Some space in these locations is currently under sub-lease to unrelated third parties.

ITEM 3. LEGAL PROCEEDINGS

On May 25, 2007, DB Structured Products, Inc.("DBSP"), filed suit for Breach of Contract against the Company and 15 other loan orginating companies in the United States District Court in the Southern District of New York. DBSP is a subsidiary of Deutsche Bank, and the suit claims the Company failed to repurchase loans under DBSP's Seller's Guide relating to early payment default. DBSP is claiming damages relating to $7.5 million of loans purchased by DBSP from the Company. The Company believes that there are numerous defenses to the case and is vigorously contesting the litigation.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was listed on the American Stock Exchange (AMEX) and traded under the symbol TFN until June 21, 2007. Due to our net worth falling below the required level mandated by AMEX, we voluntarily removed our common stock from the exchange on June 29, 2007. Our new symbol is TRFN.PK.

The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, of the Company's common stock for the quarterly periods indicated during the years ended April 30, 2007 and 2006

                                    TABLE 5-1
                      PRICE RANGE OF COMPANY'S COMMON STOCK

                                                              High        Low
               2007    1st Quarter (May 06 - Jul 06)          $1.20      $0.31
                       2nd Quarter (Aug 06 - Oct 06)           1.09       0.70
                       3rd Quarter (Nov 06 - Jan 07)           0.91       0.60
                       4th Quarter (Feb 07- Apr 07)            0.83       0.54
               2006    1st Quarter (May 04 - Jul 04)           0.62       0.39
                       2nd Quarter (Aug 04 - Oct 04)           0.62       0.41
                       3rd Quarter (Nov 04 - Jan 05)           0.51       0.33
                       4th Quarter (Feb 05 - Apr 05)           0.45       0.24

The Company did not pay any dividends in 2007 or 2006. The Company's warehouse lines of credit do not prohibit payment of dividends, unless the Company is in default of covenants or payment of such dividends would result in an event of default, including requirements for certain agreed upon tangible net worth.

As of April 30, 2007 there were approximately 460 shareholders of the Company's common stock.

Equity-Compensation Plan Information

The following table summarizes information regarding the Company's equity compensation plans as of April 30, 2007:

                                    TABLE 5-2
                     SUMMARY OF EQUITY COMPENSATION PLANS(1)


                                                                   Number of        Weighted
                                                               Securities to be      Average          Number of
                                                                  Issued Upon    Exercise Price      Securities
                                                                 Exercise of           of             Remaining
                                                                  Outstanding      Outstanding      Available for
                                                                 Options and       Options and         Future
                                Plan Description                   Warrants         Warrants          Issuance
                  ------------------------------------------  -------------------  --------------  ----------------
                   1998 Stock Compensation Plan                      18,000           $7.50                0
                   2000 Stock Incentive Plan                        535,406           $0.85           2,077,624
                   Other Options                                    240,000           $7.50                -
                   Warrants                                       1,655,000           $0.72                -
                   Grants Under Compensation Plans Not
                   Approved by shareholders                            -                -                  -
                   Totals                                         2,448,406           $3.02           2,077,624


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


                                    TABLE 6-1
                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                             STATEMENT OF OPERATIONS

                                                     Quarter Ended April 30                      Year Ended April 30
                                                     ----------------------                      -------------------
                                                   2007          2006      % Chng.            2007        2006    % Chng.
                                                   ------------------      -------            ----        ----   --------

Revenue:
         Net gain on sale of mortgages           $ 201,932    $ 1,095,318    - 82%       $ 3,113,029   $ 5,743,715  - 46%
         Production revenue                        632,080      1,125,233    - 44%         4,137,907     5,244,887  - 21%
         Other revenue                              41,828          4,848     763%            58,812       191,066  - 69%
                                                    ------          -----                     ------        ------

         Total revenue                           $ 875,840    $ 2,225,399    - 61%       $ 7,309,748   $11,179,669  - 35%

Direct expense:
         Commission and production incentives   $   505,707   $   753,563    - 33%       $ 2,966,434   $ 3,122,129  -  5%
         Production expense                         166,653       295,906    - 44%         1,010,514       981,570     3%
         Pair-off fees                                    0         3,750    -100%                 0         3,750  -100%
         Provision for Loan Losses                  408,830             0       nm         1,537,673        15,000     nm
                                                    -------             -                  ---------        ------

         Total direct expense                   $ 1,081,190   $ 1,053,219       3%       $ 5,514,621   $ 4,122,449    34%

Net interest income (expense)
         Interest income on loans in warehouse  $   245,477   $   236,583       4%       $ 1,170,019   $ 1,402,747  - 17%
         Interest expense on loans in warehouse    (255,487)     (214,945)     19%        (1,170,559)   (1,254,287) -  7%
         Warehouse transaction fees                 (15,505)      (23,120)   - 33%          (105,267)     (122,901) - 14%
                                                   --------      --------                  ---------     ---------

         Net warehouse interest income (expense)    (25,515)       (1,482)      nm          (105,807)       25,559     nm

         Interest expense - subordinated debt      (120,386)      (83,367)     44%          (406,347)     (340,895)   19%
                                                  ---------     ---------                  ---------     ---------
         Net interest income (expense)          $  (145,901)  $   (84,849)     72%       $  (512,154)  $  (315,336)   62%

Gross profit on mortgage activities             $  (351,251)  $ 1,087,331       nm       $ 1,282,973   $ 6,741,884  - 81%

Indirect expense
         Salaries and benefits                  $   668,826   $   938,318    - 29%       $ 3,301,750   $ 4,717,272  - 30%
         General and administrative                 528,217       711,791    - 26%         2,658,302     2,505,562     6%
         Occupancy                                  171,785       177,639    -  3%           720,534       702,114     3%
         Depreciation                                22,785        23,599    -  3%            91,139        80,310    13%
                                                    ------        ------                     ------        ------

         Total indirect expense                 $ 1,391,613   $ 1,851,347    - 25%       $ 6,771,725   $ 8,005,258  - 15%

Impairment of Goodwill                              (52,326)  $  (797,855)   - 93%           (52,326)  $  (797,855) - 93%

Operating income (loss)                         $(1,795,190)  $(1,561,871)     15%       $(5,541,078   $(2,061,229) -169%

Non-operating income (expense):
         Other interest income (expense)             10,662        28,895    - 63%            78,211        62,227    26%
         Change in fair value of financial
         instruments                                  3,267       (21,141)   -115%           (12,895)       46,390  -128%
         Other Income (Expense)                           0             0       nm           (55,000)            0     nm
         Disposition of RML Investment             (565,268)            0       nm          (518,963)            0     nm
                                                  ---------             -                   ---------            -

         Total non-operating income (expense)      (551,339)        7,754       nm          (508,647)      108,621     nm
                                                  ---------         -----                     -------      -------

Income (loss) before taxes                       (2,346,529)   (1,554,117)   - 51%        (6,049,725)   (1,952,612)  210%

Provision (benefit) for income taxes                      0         1,200    -100%               800         1,200  - 33%

Net income (loss)                               $(2,346,529)  $(1,555,317)     51%       $(6,050,525)  $(1,953,812)  210%
                                                ===========   =============               ===========  ============

QUARTER AND YEAR ENDED APRIL 30, 2007 COMPARED TO QUARTER AND YEAR ENDED APRIL 30, 2006

Quarter over quarter revenues decreased 61%. In the recently ended quarter, gross profits decreased 132% from $1.1 million to negative $351 thousand, and the net loss increased 51% from $1.6 million to $2.3 million. For the year, revenues decreased 35%, gross profits decreased 81% and the net loss increased 210% from $2 million to $6.1 million.

The following table shows the Company's wholesale and retail production trends by fiscal quarter for the last nine fiscal quarters:

                                    TABLE 6-2
                               ORIGINATION VOLUMES
                                  ($ millions)


Quarter Ended            4-30-07    1-31-07   10-31-06   7-31-06    4-30-06   1-31-06   10-31-05   7-31-05    4-30-05
-------------            -------    -------   --------   -------    -------   -------   --------   -------    -------

Wholesale                  $ 41       $ 97      $ 77      $ 94       $ 82       $ 81    $100       $130       $ 84
Retail                       34         46        55        52         45         47      69         79         71
                           ----       ----      ----      ----       ----       ----    ----       ----       ----
Total                      $ 75       $143      $132      $146       $125       $128    $169       $209       $155
                            ===       ====      ====      ====       ====       ====    ====       ====       ====


REVENUE ANALYSIS

In the fourth quarter, our year-over-year total revenues decreased 61%, virtually the same as the 48% decline in our quarterly mortgage orginations. Full year total revenues decreased 35%, while full year mortgage originations declined 21%. The major factors at work here were:

     1. For the full year, the Net gain on sale of mortgages decreased 46%, coming from two sources. First, the Gain on Sale Margin decreased from 147 basis points to 101 basis points, a 46 basis point decline. Second, our total wholesale mortgage originations decreased 21% for the year.

     2. As discussed in previous reports, our Gain on Sale margin has decreased causing a shift in our product mix toward lower correspondence margin products.

     3. Notwithstanding the foregoing, our wholesale originations experienced downward origination pressure througout the year and in the last two quarters of our year for reasons discussed below.

     4. Retail mortage originations fell sharply in the last half of our year. This reflects its concentration in the greater San Francisco area, and the pressures on transaction numbers and house prices in this area brought on by the increase in interest rates.

We believe two factors are at work here that are putting pressure on the mortgage markets in which we participate.

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

As noted in our prior years report we continued to operate our wholesale origination operation (Alt Funding) to service a segment of the market between A paper and subprime lending. With the collapse of the subprime market these loans were also impacted adversely. Although the loans were generated with better credit quality than the subprime, the demand for loans contracted and more loans were subject to repurchases.

In the past the growth in our Alt Funding business had an effect on the types of loans we originate with the average credit scores of our loans are going down. The past two quarters of this year has seen a reverse of this trend due to the higher scrutiny of Alt A loans by our investors.

This is shown below in Table 6-3, a condensation of Table 1-5 in Item 1.
Business.

                                    TABLE 6-3
                        WHOLESALE FICO SCORE DISTRIBUTION

                  Quarter Ended          4/30/07      1/31/07    10/31/06    07/31/06     04/30/06
                  -------------          -------      -------    --------    --------     --------

                  Above 700               51.2%        50.5%       47.5%       49.1%        40.1%
                  650-699                 33.5         29.7        29.9        29.4         36.0
                  600-649                 10.3         15.4        14.3        15.9         18.5
                  550-599                  2.0          1.2         4.7         3.5          4.8
                  Below 550                1.5          0.8         0.0         1.6          0.3
                  Not available            1.5          2.4         3.6         0.5          0.3
                                           ---          ---         ---         ---          ---
                  Total                  100.0%       100.0%      100.0%      100.0%       100.0%

In addition the Loan-to-Value (LTV) ratio of our loans has declined over the last year. For example, the percentage (by dollar value) of our loans with less than 70% LTVs decreased from 11.2 % in the quarter a year ago.. The downturn in the subprime market had a substantial impact on our ability to maintain on gain on sale margin earned earlier in the year. The impact was further exacerbated by the lower margins earned by the correspondent division's production in the third and fourth quarters of this year.

                                    TABLE 6-4
                         WHOLESALE GAIN ON SALE MARGIN *
                                 (Basis Points)

Quarter Ended          4/30/07    1-31-07  10-31-06    7-31-06   4-30-06    1-31-06   10-31-05   7-31-05    4-30-05
-------------          -------    -------  --------    -------   -------    -------   --------   -------    -------

Gain on Sale           49         91       109         127       136        169       139        147        163

* Amounts recalculated from that previously reported to reflect restatements done in early calendar 2006.

As we have observed in the past the magnitude and time of our receipt of Forward Commitment Payout Fees can have a material impact on our reported Gain on Sale margin. Due to the low production volume, forward commitment payout fees have been essentially non-existent for the year.

                                    TABLE 6-5
                     FORWARD COMMITMENT PAYOUT FEES RECEIVED
                                    ($ 000's)

Quarter Ended          4/30/07    1-31-07  10-31-06    7-31-06   4-30-06    1-31-06   10-31-05   7-31-05    4-30-05
-------------          -------    -------  --------    -------   -------    -------   --------   -------    -------

Fees Received             $ 0     $ 119        $ 0       $ 0        $ 0     $ 125       $ 87     $ 125       $ 98


GROSS PROFIT ANALYSIS

Gross profits for the quarter just ended were 132% lower than they were in the like quarter a year ago with gross profits decreasing 81% for the full year. The factors causing the gross margin to decline year-over-year in the fourth quarter were:



     1. The largest single factor putting pressure on our gross margin in the fourth quarter was in our direct expenses,specifically the increase required to account for the current and projected future loan losses cause by the overall decline in the mortgage market. The indirect expenses increased 3% for the quarter-over-quarter period and a 34% increase in our year-over-year period while having a preciptious decline in revenues.

     2. Net warehouse interest income (expense) swung from a positive carry of approximately $25,000 in the prior year to a net expense of just over a 105 thousand dollars in the current year.. The largest factor in this was that our borrowing costs have increased along with the increases in Federal Funds rates, while our interest income from such loans was held back by an increasing trend toward adjustable rate mortgages that have low initial rates, and away from fixed rate mortgages.

          Another factor putting pressure on our gross profit margin is the the 19% increase in our subordinated debt interest expense. This results from the increased interest rate on the convertible subordinated debt from 8.5% to 10% on May 18, 2006 along with additionional $557,000 of subordinated raised in the last two quarters of this year.

                                    TABLE 6-6
                          GROSS PROFIT MARGIN TRENDS*


Quarter Ended            4/30/07    1-31-07  10-31-06    7-31-06    4-30-06    1-31-06   10-31-05   7-31-05   4-30-05
-------------            -------    -------  --------    -------    -------    -------   --------   -------   -------

Gross Profit Margin        -4.2%     12.9%      11.0%     46.5%      48.9%     51.6%      59.4%     60.8%      57.6%


* Amounts recalculated from that previously reported to reflect restatements done in early calendar 2006.

INDIRECT EXPENSE ANALYSIS

Our Indirect Expenses decreased 25% on a year-over-year basis during the recently ended quarter and 15% for the year just ended.. We had indicated in prior filings that we believed we had reached a bottom in how low we could take our indirect expenses, but had not anticipated the severity of the overall mortgage market declines and its impact on our production. As the table below shows, we have had to make further reductions due to the decline in our mortgage originations for the year.

Since Indirect Expenses are relatively fixed over short-to-intermediate periods of time, by definition, pressures on our ability to originate mortgage loans will result in pressure on our ability to operate at a profit.

                                    TABLE 6-7
                         INDIRECT EXPENSE AND COMPONENTS
                                    ($ 000s)

Quarter Ended            4/30/07    1-31-07   10-31-06   7-31-06   4-30-06    1-31-06   10-31-05    7-31-05    4-30-05
-------------            -------    -------   --------   -------   -------    -------   --------    -------    -------

Total Indirect Exp.     $1,392      $1,672     $1,778     $1,930    $1,851     $1,844    $1,936     $1,898     $1,823
    Percent of Rev.        158.9%       91.9%      84.6%      76.8%     83.2%      73.3%     65.2%      55.6%     65.0%

Selected Components:
    Salaries and Ben.   $  669      $  801     $  868     $  964    $  938     $  962    $1,222     $1,119     $1,086
    Percent of Rev.         76.3%       44.0%      41.3%      38.4%     42.2%      38.3%     41.2%      32.8%      38.8%

    Gen. and Admin.     $  528      $  670     $  700     $  759    $  712     $  687    $  521     $  586     $  515
    Percent of Rev.         60.3%       36.8%      33.3%      32.0%     32.0%      27.3%     17.5%      17.2%      18.3%


LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted and restricted cash position plus liquid investments as of April 30, 2007, increased by $78,515 from what it was at the end of our last fiscal quarter, January 31, 2007. Year-over-year, our unrestricted and restricted cash position plus liquid investments declined by $1,903,132. Management and the Company's board of directors believe this is a more appropriate figure to examine than unrestricted cash alone. The restricted cash is cash held on deposit with the Company's warehouse lenders and represent a management decision and strategy. We can negotiate for lower deposit requirements, but at the expense of other variables associated with the lending facility, including, but not limited to, nominal interest rate, per transaction fees, and loan haircuts. Due to the decrease in loan production we have decreased our warehouse lending capacity from $75 million in our last fiscal year to $23 million this year and have had a corresponding decrease in restricted cash from $1,025,000 to $251,473.

In summary form, the following regarding the changes in the Company's aggregate cash resources in the recently ended quarter and year:

     1. The Company lost about $4.4 million in cash flow from operating activities during the year just ended, culminating in a loss of about $637,000 in the fourth quarter. This reflects our low level of mortgage originations in the period, relatively high fixed indirect cost and increases related to loan losses and projected provisions for future loan losses.

     2. The net cash provided for by investing activities for the current year is approximately $900,000, which resulted from the maturity of certificate of deposit invested at one of our warehouse facilities.

          The small use of investing funds was necessitated by the purchase of equipment for the year of $11,000.

     3. The net cash provided by financing activities for the year was approximately $2.4 million coming primarily from capital raising activities, loan loss repayment agreements and insurance financing. The capital raising activities consisted of issuing common stock and subordinated debt for a combine amount of approximately $1.8 million. We financed $914 thousand for loan losses while repaying $310 thousand of the outstanding balance in addition to financing of our insurance coverage, providing a net positive cash flow of $32 thousand. We generated $3,000 from the exercise of 10,000 shares of stock options and used the remaining $50,000 to repay a subordinated debt payment.

SUMMARY OF FINANCING FACILITIES

The capital resources utilized by the Company to fund its mortgage lending activities are primarily provided by warehouse lenders that fund the mortgage loans through Master Sales Agreements ("warehouse facilities"). The size of the Company's warehouse facilities is based on the Company's net worth and cash resources. As of April 30, 2007, the Company had a total of two financing facilities for a maximum financing capacity of up to $23 million.

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

Our overall funding strategy is to use committed facilities, summarized as of April 30, 2007:

                                    TABLE 6-9
                          LOAN FACILITIES AND BALANCES

                             Committed        Outstanding     Required        Interest Rate
Type of Facility             Facility           Balance     Cash Deposit     April 30, 2006      Maturity
----------------           -------------    --------------  ------------     --------------      --------

Master sales agreement         $13,000,000   $ 11,030,723     $100,000      8.25%(1)              Annual or 30 days notice
Master sales agreement (3)                      1,584,713       25,000      7.20 - 7.82%(2)       Annual or 30 days notice
Master sales agreement          10,000,000      1,616,777      125,000      7.07%                 Annual or 30 days notice
                                ----------       ---------     -------
Totals                         $23,000,000   $ 14,232,213     $250,000
                               ===========   ============     ========


(1) For the first $10 million of this facility, the contractual interest rate facility was 3.99% or Prime minus 1%, whichever is greater. The rate for the next $3 million is 0.05% greater than the rate for the first $10 million.

(2) The contractual interest rate on this facility is one month LIBOR plus a margin ranging from 1.875% to 2.50%.

(3) Terminated agreement in March 2007 and ceased funding new production, all remaining loans on the warehouse line was cleared in May 2007.


FUTURE NON-OPERATIONAL CASH REQUIREMENTS

The Company has certain non-operational requirements for cash in the future. The material requirements are for certain loans payable and repayment of the subordinated debt issued in recent years to bolster our capital position. The schedule of maturities for these is as follows:

                                   TABLE 6-10
                   NON-OPERATIONAL CASH REPAYMENT REQUIREMENTS

                   June 4, 2007                       $  100,000
                   June 30, 2007                      $  800,000
                   December 4, 2007                   $  120,000
                   June 4, 2008                       $  120,000
                   January 1, 2010                    $  757,000
                   January 12, 2015                   $2,687,700

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

The notional value of financial instruments, whose contract amounts represent credit and risk at the indicated dates, are as follows:

                                   TABLE 6-11
                     NOTIONAL VALUE OF FINANCIAL INSTRUMENTS

                                                      April 30,                     April 30,
                                                        2007                          2006
                                            -------------------------------------------------------

Commitments to extend credit                      $ 16,190,810                  $ 26,416,300
Mandatory forward delivery commitments                       0                    12,862,650


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

The second element of our business where SFAS 133 guidance on accounting for derivatives has an impact is in our use of Best Efforts forward delivery commitments with investors. Conceptually, and in practicality, the Best Efforts loan locks from investors, function as a "Put" that the company receives, i.e., the right, but not the obligation, to put a mortgage loan to a secondary market buyer.

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

There is a secondary effect of our use of MFDs, and it shows up when we fail to complete a delivery as required. When this happens, we are required to pay (in cash) what is called a "Pair-off Fee" to the MFD counter-party. Pair-Off Fees were $0 and $3,750 for the years ended April 30, 2007 and 2006, respectively.


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

The Company on occasion and subject to market conditions, accumulates loans into pools, which it then sells in bulk. This is a new activity that the Company began only in the latter part of fiscal 2005, and had stopped by the end of the second quarter in fiscal 2006.

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

In order to limit the capital risks associated with possible interest rate changes during the time these pools are being accumulated and before a selling price is set, we enter into the purchase or sale of publicly traded securities whose price movements are thought to be inverse to the movements of loan prices.

Because these securities are publicly traded, changes in value (up or down) from our cost basis need to be recorded at the close of each accounting period. These changes are recorded in our "Net Gain on Sale of Mortgages" line item our Income Statement.

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

     o True Warehouse borrowing. Here, we borrow from a lender to fund our mortgages prior to their sale in the secondary market, and the underlying structure is a typical loan agreement secured by the underlying mortgages, which have been pledged against the loan.

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

GOODWILL IMPAIRMENT CALCULATIONS

Any reader of this filing will have noted that we again took an impairment charge against the carrying value of the Goodwill on our balance sheet this year, this time for $52,326 (versus $797,855 in fiscal 2006).

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

As noted previously we have had turnover of loan officers, along with the attendant drop off of loan production, at the operation associated with the Goodwill. While we believe we will be successful in restructuring this operation to make it a contributor in the future to our business, we have not been successful in our efforts so far, and we have no tangible evidence to date that we will be successful.

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

ITEM 8B

None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's directors and executive officers:

                                    TABLE 9-1
                        DIRECTORS AND EXECUTIVE OFFICERS

Name                        Age    Position
Joseph Kristul              59     Chief Executive Officer/Director
Maria Kristul               59     President, Director
Elena Logutova              33     Executive Vice President/
                                             Director of Secondary Marketing
Walter Pajares              31     Senior Vice President of Mortgage Operations
Robert A. Forrester         63     Director
Alex Rotzang                63     Director
Dennis Orsi                 57     Director

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

Walter Pajares, Vice President of Mortgage Operations, joined the company in February 2000 and oversees the day-to-day mortgage operations. Mr. Pajares was previously with The Money Store where he was a Senior Loan Processor and Senior Loan Closer. Prior to The Money Store, Mr. Pajares worked for the Navy Federal Credit Union in the post-closing department where he was in charge of insurance guaranty for Government loans and also quality assurance for conventional loans. Additionally, while at the Navy Federal Credit Union, he was involved in several projects with Fannie Mae Desktop Underwriting Pilot Program and Servicing projects. Mr. Pajares attended Northern Virginia Community College.

Thomas Schott resigned as the Company's Chief Financial Officer on March 30,
2007.

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

Dennis Orsi became a director in August 2006. He is currently President of Sunshine Art Studios, a family business that manufactures greeting cards. Prior to that Mr. Orsi spent over 20 years working in banking, mortgage banking and financial consulting. Mr. Orsi graduated from Syracuse University and St. John's Law School.

All the directors' terms are for a period of one year and are voted on annually at the Shareholders' meeting. Current terms will expire on October 1, 2007. None of the directors is currently serving on the Board of Directors of any other reporting entity.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors has established three active committees, the Audit Committee, the Compensation Committee and the Primary Committee.

The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company. The Audit Committee is composed of Dennis Orsi and Alex Rotzang. Mr. Orsi is Chairman of the Audit Committee, and Mr. Rotzang is the Vice-Chairman. In accordance with the provisions of the Sarbanes-Oxley Act, Mr. Orsi is financial expert of the Audit Committee. Mr. Orsi is independent as specified in Section 121 of the American Stock Exchange Company Guide.

The duties of the Compensation Committee are to review, and make changes as it deems appropriate, to the compensation levels, forms and structures of the senior management of the Company. The Compensation Committee is composed of all of the outside directors.

The duties of the Primary Committee relate to administration of the 2000 Stock Incentive Plan, and are set forth under the caption 2000 Stock Incentive Plan in
Note 8 to the accompanying financial statements referenced in Item 7 of this report. The Primary Committee is composed of Mr. Rotzang.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each of the Company's outside directors has complied with the filing requirements for the fiscal year ended April 30, 2007.

CODE OF ETHICS

In August 2004 the Company adopted a Code of Ethics. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be sent to the Chief Financial Officer, Transnational Financial Network, Inc., 401 Taraval Street, San Francisco, CA 94116.

PART III
ITEM 10.  EXECUTIVE COMPENSATION

Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the heading "Executive Compensation and Related Information" in our Proxy Statement for the 2007 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2007 Annual Meeting of Stockholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference from the information under the caption "Employment Contracts, Termination of Employment and Change-In-Control Agreements" in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS.

Financial Statements

The following financial statements are included herewith:

                                   TABLE 13-1

                    TABLE OF CONTENTS - FINANCIAL STATEMENTS

Contents                                                                Page

Report of Independent Registered Public Accounting Firm                 F-2
Balance Sheet                                                           F-3-4
Statements of Operations                                                F-5
Statements of Cash flows                                                F-6
Statements of Stockholders' Equity                                      F-7
Notes to Financial Statements                                           F-8-24
Exhibit 14 - Principle Accountant Fees and Services
Exhibit 23.1 - Consent of Bedinger & Company
Exhibit 31.1 - Certification of CEO required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of CFO required pursuant to Rule 13a-14(a) promulgated pursuant to the Securities Exchange of 1934


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Audit Fees" in our Proxy Statement for the 2007 Annual Meeting of Stockholders.


With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report of Form 10-K, Transnational Financial Network, Inc. Proxy Statement is not deemed "filed" as part of this Annual Report on Form 10-K.

                      TRANSNATIONAL FINANCIAL NETWORK, INC




                                    CONTENTS


Contents                                                             Page
-------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm              F-2
Balance Sheet                                                        F-3-4
Statements of Operations                                             F-5
Statements of Cash Flows                                             F-6
Statements of Stockholders' Equity                                   F-7
Notes to Financial Statements                                        F-8-24


             See accompanying Notes to these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Board of Directors and Stockholders
         Transnational Financial Network, Inc.

         We have audited the accompanying balance sheet of Transnational Financial Network, Inc. as of April 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Financial Network, Inc. as of April 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, there are significant matters concerning the Company, including recurring losses, negative cash flow from operations and repurchase request from investors on mortgage loans in default, that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         /s/Bedinger & Company

         Concord, California
         July 26, 2007

             See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  BALANCE SHEET
                                 April 30, 2007





ASSETS

Current Assets:
Cash and Cash Equivalents                                                                        $     980,034
Restricted Cash                                                                                        251,473
Short-term Mortgage Related Receivables                                                                560,598
Mortgage Loans Held for Sale                                                                         1,882,819
Less: Allowance for Loan Losses                                                                       (832,917)
Fair Value of Financial Instruments                                                                      2,266
Prepaid Expenses                                                                                       268,778
                                                                                                       -------

  Total Current Assets                                                                               3,113,051
                                                                                                     ---------

Fixed Assets:
Furniture and Equipment                                                                                997,018
Leasehold Improvements                                                                                  98,234
 Less Accumulated Depreciation                                                                      (1,053,978)
                                                                                                    -----------
  Total Fixed Assets                                                                                    41,274
                                                                                                        ------

Other Assets:
Goodwill                                                                                               407,608
Other Assets                                                                                           180,692
Long-Term Portion of Loans Held for Sale                                                                87,741
                                                                                                        ------
Total Other Assets                                                                                     676,041
                                                                                                       -------

     Total Assets                                                                                $   3,830,366
                                                                                                    ==========

















             See accompanying Notes to these financial statements.
                                       F-3

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  BALANCE SHEET
                                 April 30, 2007



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts Payable                                                                                  $    377,901
Accrued Interest                                                                                        95,643
Warehouse Payable                                                                                    1,616,777
Fair Value of Financial Instruments                                                                     10,002
Short-Term Portion of Loans Payable                                                                    469,017
Short-Term Portion of Subordinated Debt                                                                800,000
Deposits                                                                                                 5,263
                                                                                                         -----
Total Current Liabilities                                                                            3,374,603
                                                                                                     ---------

Long-Term Liabilities
Loans Payable                                                                                          207,500
Subordinated Debt                                                                                    3,444,700
                                                                                                     ---------

Total Long-Term Liabilities                                                                          3,652,200
                                                                                                     ---------



STOCKHOLDERS' EQUITY

Preferred Stock, No Par Value: 2,000,000 Shares
   Authorized; No Shares Issued or Outstanding                                     -                         -
Common stock, No Par Value: 20,000,000 Shares
   Authorized; 9,320,229 Shares Issued and Outstanding
   at April 30, 2007.                                                                               14,785,638
Accumulated Deficit                                                                                (17,982,075)
                                                                                                   --------------


Total Stockholders' Equity                                                                          (3,196,437)
                                                                                                   ------------

Total Liabilities and Stockholders' Equity                                                        $  3,830,366
                                                                                                    ==========





             See accompanying Notes to these financial statements.
                                       F-4

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended April 30, 2007 and 2006


                                                                                         2007         2006
Revenue:
Net Gain on Sale of Loans                                                         $ 3,113,029  $ 5,743,715
Production Income                                                                   4,137,907    5,244,887
Other Income                                                                           58,812      191,067
                                                                                       ------      -------

Total Revenue                                                                       7,309,748   11,179,669

Direct Expenses:
Commissions and Production Incentives                                               2,966,434    3,122,129
 Production Expenses                                                                1,010,514      981,570
Provision for Loan Losses                                                           1,537,673       15,000
Pair-Off Fees                                                                               -        3,750
                                                                                    ---------        ------

Total Direct Expenses                                                               5,514,621    4,122,449

Interest Income (Expenses):
Interest Income from Loans in Warehouse                                             1,170,019    1,402,747
Interest Expense on Loans in Warehouse                                             (1,170,559)  (1,254,287)
Net Warehouse Transaction Fees                                                       (105,267)    (122,901)
Warehouse Interest Income (Expense)                                                  ---------   ----------
                                                                                     (105,807)      25,559

Interest Expense - Subordinated Debt                                                 (406,347)    (340,895)
                                                                                    ----------   ----------
Net Interest Income (Expense)                                                        (512,154)    (315,336)

Gross Profit on Mortgage Activities                                                 1,282,973    6,741,884

Indirect Expenses:
Salaries & Benefits                                                                 3,301,750    4,717,272
General & Administrative                                                            2,658,302    2,505,562
Occupancy                                                                             720,534      702,114
Depreciation & Amortization                                                            91,139       80,310
                                                                                       ------      -------

Total Indirect Expenses                                                             6,771,725    8,005,258

Impairment of Goodwill                                                                (52,326)    (797,855)
                                                                                       -------    --------

Operating Loss                                                                     (5,541,078)  (2,061,229)

Other Interest Income (Expense)                                                        78,211       62,227
Chg in Fair Value of Financial Instrument                                             (12,895)      46,390
Other Income (Expense)                                                                (55,000)           -
Disposition of RML Investment                                                        (518,963)           -
                                                                                     ---------
Total Other Income (Expense)                                                         (508,647)     108,617

Net Loss before Taxes                                                              (6,049,725)  (1,952,612)
                                                                                   -----------  -----------

Income Tax Provision                                                                      800        1,200
                                                                                          ---        -----

Net Loss                                                                           (6,050,525)  (1,953,812)
                                                                                   ===========  ===========

Basic and Fully Diluted Net Loss Per Share                                            $(0.65)      ($0.29)


Weighted-average Shares Outstanding
Basic and Diluted                                                                   9,320,229    6,828,160


             See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended April 30, 2007 and 2006

                                                                         2007                      2006
                                                                  ------------------         -----------------

Cash flows from operating activities:

Net loss                                                          $       (6,050,525)        $      (1,953,812)
Adjustments to reconcile net loss to net cash
   (used) in operating activities:
     Depreciation and amortization                                            91,139                    80,310
     Net change in Fair Value of Financial Instruments                        12,895                   (46,390)
     Impairment of Goodwill                                                   52,326                   797,855
     Provision for Loan Losses                                             1,537,673                    15,000
     Net effect of changes in assets and liabilities:
     Prepaid Expenses                                                       (130,257)                  (20,884)
     Changes in Restricted Cash Requirements                                (126,473)                   (5,000)
     Other assets                                                              2,735                    (7,657)
     Accrued interest payable                                                 54,371                   (20,912)
     Accounts payable and other liabilities                                  (59,961)                 (240,486)
     Income taxes payable                                                          0                       864
Net effect of changes in mortgage lending activities:
     Short-term mortgage related receivable                                  244,824                  (180,872)
     Mortgage loans originated for sale                                 (308,479,492)             (390,793,220)
     Proceeds from sales of mortgage loans                               308,461,893               391,473,729
                                                                     ---------------           ---------------

Net cash used by operating activities:                                    (4,388,852)                 (901,475)
                                                                     ----------------          ----------------


Cash flows from investing activities:

Purchases of property and equipment                                          (10,997)                  (86,900)
Maturity of Certificate of Deposit                                           900,000                         -
                                                                     ---------------


Net cash (used) provided by investing activities:                            889,003                   (86,900)
                                                                     ---------------           ----------------

Cash flows from financing activities:

Financing provided for insurance                                              95,176                    39,874
Repayments on insurance financing                                            (62,871)
Financing provided for loan losses & indemnifications                        914,227
Repayments on loan losses & indemnifications                                (309,888)
Issuance of Subordinated debt                                                557,000
Repayments on Subordinated debt                                              (50,000)
Issuance of Common Stock                                                   1,223,600                         -
Stock Options Exercised                                                        3,000                         -


Net cash provided by financing activities:                                 2,370,244                    39,874
                                                                     ---------------           ---------------

Net (decrease) increase in unrestricted
     cash and cash equivalents                                            (1,129,605)                 (948,501)

Unrestricted cash and cash equivalents, beginning of period                2,109,639                 3,058,140
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $          980,034         $       2,109,639
                                                                     ===============           ===============


Interest paid                                                     $        1,484,526         $       1,554,311
Income taxes paid                                                 $              800         $              -0-



             See accompanying Notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended April 30, 2007 and 2006

                                                         Common Stock           Accumulated
                                                Shares         Amount           Deficit         Total

 Balance, May 1, 2005                           6,791,360    $13,559,038       $ (9,977,738)   $ 3,581,300


 Net loss for year                              _________      _________         (1,953,812)    (1,953,812)
                                                ---------      ---------        -----------     -----------

 Balance, April 30, 2006                        6,791,360     13,559,038        (11,931,550)     1,627,488
 Issued Common Stock                            1,748,000      1,223,600                         1,223,600
 Stock Options Exercised                           10,000          3,000                             3,000
 Common Stock Receivable                          770,869          -                   -              -

 Net loss for year                              _________      _________         (6,050,525)    (6,050,525)
                                                ---------      ---------        -----------     -----------

 Balance, April 30, 2007                        9,320,229    $14,785,638       $(17,982,075)   $(3,196,437)
                                                =========    ===========       =============   ============























             See accompanying Notes to these financial statements.
                                       F-7

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements


Note 1 - Description of Operations and Summary of Significant Accounting
Policies

Nature of Operations

Transnational Financial Network, Inc. (the "Company") was formed in 1985 and is incorporated in the state of California. The Company conducts real estate mortgage banking activities through wholesale and retail branches located in California and Arizona. The Company's revenues are derived primarily from the origination and sale of conforming and nonconforming residential real estate loans for placement in the secondary market. The Company's fiscal year end is April 30th.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts on deposit with financial institutions. The Company considers cash equivalents to be short-term, highly liquid investments used in its cash management activities and generally having a remaining maturity of three months or less from the date of purchase. While the Company's cash and cash equivalent balances exceeded FDIC limits at April 30, 2007 and 2006, the Company primarily deals with three large well-known federally insured depository institutions.

Restricted Cash

In connection with some of its financing facilities, the Company is required to maintain cash balances on deposit with its warehouse lenders. These amounts are included in restricted cash in the balance sheet and are not available for general corporate purposes. Warehouse lenders typically advance 98% to 95% of the cash required to fund a loan with the 2% to 5% difference (the "haircut") coming from the Company's restricted cash deposits. However, these restricted balances are available for use by the Company to cover the funding haircut on loans financed through the related financing facility. Collectively, these facilities currently require a compensating cash balance of $250,000.

Reclassifications

Certain 2006 amounts may have been reclassified in order to conform to the 2007 financial statement presentation.

Mortgage Loans Held for Sale

All mortgage loans originated are intended for sale in the secondary market and are carried at the lower of cost or estimated fair value. Fair values for mortgage loans covered by investor commitments are based on commitment prices. Fair values for uncommitted loans are based on management's assessment of current prices offered for similar loans sold in conjunction with the Company's own secondary market transactions, adjusted for differences in loan characteristics. All loans are sold service-released. The real property of the borrower is pledged as collateral for mortgage loans. Gains or losses realized from mortgage loan sales are recognized at time of settlement with investors based upon the difference between the proceeds from sale and the carrying value of the mortgage loan sold, net of commitment fees paid to the investors and commissions paid to independent mortgage loan brokers. The Company records adjustments to the carrying value of loans held for sale in net gain from sales of mortgage loans.

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

Goodwill

Intangible assets acquired in business combinations, including goodwill, are accounted for under the purchase method of accounting and are recorded at fair value in the Company's balance sheet. In 1999, the Company acquired LRS, Inc. ("LRS"), a mortgage-banking firm located in Campbell, California. The business now operates as the Company's retail unit in Campbell, CA ("Campbell"). In connection with this transaction, the Company recorded the purchase price in excess of the assets acquired as goodwill. As of April 30, 2003, the Company had recorded goodwill in the net amount of $4,933,847. During the year ended April 30, 2004, the Company recorded an additional amount of goodwill related to this business unit in the amount of $88,218, for a total amount of $5,022,065. The additional amount relates to the final settlement of litigation between the Company and the sellers of this business regarding the total purchase consideration.

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

In the fourth quarter of the Company's current fiscal year ended April 30, 2007, the company performed its annual impairment review for goodwill and recorded a charge in the amount of $52,326, reflecting the Campbell business unit's continued lack of material achievement of business goals. The forecast used by the Company also incorporated expectations of higher interest rates over the forecast period leading to lower loan volumes, as is also expected by leading industry trade organizations, such as the Mortgage Bankers Association. As a consequence, management believed at that time that the Goodwill related to the LRS acquisition was further impaired. This charge resulted in a net carrying value of goodwill in the amount of $407,608 as shown on the balance sheet for the fiscal year ended April 30, 2007.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123(R), Stock-Based Compensation. This Statement requires compensation expense to be recognized in an amount equal to the estimated fair value at the grant date of stock options and similar awards granted to employees. The accounting provisions of this Statement are effective for awards granted, modified or settled after July 1, 2005. The provisions of SFAS No. 123(R) when applicable did not affect the accounting for restricted common stock issued and did not have a material impact on the Company's financial statements.

For the years ended April 30, 2007 and 2006, the Company was not required to recognize employee compensation expense related to stock option grants for employees since the exercise prices for all employee stock options were equal to or greater than the fair market value of the Company's stock on the date of grant.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Significant estimates include amounts related to mortgage related derivative instruments, loan loss reserves, income taxes, and the fair value of goodwill. Actual results could differ significantly from those estimates.

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

This preliminary gain or loss is then multiplied by the estimated "pull through" rate to determine the fair market value gain or loss on the interest rate lock commitment. The pull through rate represents the ratio of the dollar volume of loans that are funded in relation to the dollar volume of loans that were contracted for with mortgage borrowers using interest rate lock commitments. The Company estimates its future pull through rate based upon its historical six-month average. The Company applies the pull through rate in this fashion because historically, as is typical in the industry, 100% of all interest rate lock commitments would not be expected to close. If in future periods the actual pull through rate was higher than the rate used in these calculations then the gain/loss would likewise be increased. If in future periods the actual pull through rate was lower than the rate used in these calculations then the gain/loss would likewise be decreased. Historically, pull through rates tend to increase with increasing interest rate trends and decrease with decreasing rate trends, as borrowers close loans at a higher frequency when rates are rising and at a lower frequency when rates are declining.

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

The Company applies SFAS No. 133 to the accounting of certain hedging activity it engages in to hedge against interest rate risks posed by its portfolio of loans held for sale as "bulk" or "mini-bulk" at any given time. In order to limit the capital risks associated with possible interest rate changes during the time these mortgage loans are being accumulated and before a selling price is set, the Company enters into the purchase or sale of publicly-traded securities whose price movements are thought to be inverse to the movements of mortgage loan prices. Because these securities are publicly traded, changes in value (up or down) from the Company's cost basis need to be recorded at the close of each accounting period. These changes are recorded in the "Net Gain on Sale of Mortgages" line item on the Statement of Operations. To the extent that the value of these securities does not move in inverse direction to mortgage loans or to the extent that such price movements are not exactly in tandem with movement in interest rates associated with mortgage loans, or to the extent that the Company's hedge amounts do not fully cover the realized pull-through rate effected nominal mortgage loan exposure, the Company's bulk mortgage loans will not be fully hedged and the gain or loss on these securities may not fully protect the value of the underlying mortgage loan portfolio.

Bulk Loans

The Company accumulates loans into pools, which it then sells in bulk. This is a new activity that the Company began only in the latter part of fiscal 2005. The Company determines the fair value of these loans held for resale at the lower of cost or market at the close of each accounting period. Cost is determined to be the Company's basis in the loans (i.e., the amount the Company has invested to originate the loan, excluding fees and associated costs). The fair value of these loans is determined as of the end of an accounting period based upon the price sheets of one of the major secondary market loan buyers for best efforts delivery.

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

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are a hybrid financial instrument that contain an embedded derivative requiring bifurcation;

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 1 - Description of Operations and Summary of Significant Accounting Policies (continued)

party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

Note 2 - Going Concern

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. During the year ended April 30, 2007, the Company experienced, and continues to experience, recurring losses, negative cash flow from operations and issues related to the credit worthiness of the borrowers in which we have extend credit to in the form of a mortgage loan and the investors who have subsequently purchase these loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operating results in fiscal year 2008 will be dependent upon its ability to maintain its existing investor and financing relationships in order to continue its operation of originating, funding and selling residential mortgage loans. In addition, the Company will have to acquire additional working capital along with restructuring or converting some or all of its subordinated debt to equity. There can be no assurance that such remedies will be available or if available, that such remedies will be sufficient in amount to provide the required working capital to fund operations or sufficient in maintaining the financial covenants levied by our investors and financing facilities. If the Company is not able to raise additional funds, it will be required to significantly curtail its operations, which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3 - Acquisition/Divestiture

On October 16, 2006, the Company entered into an agreement to acquire substantially all the assets of the mortgage lending division of Texas Capital Bank subject to certain liabilities. For purposes herein, this operation is referred to as either the "Residential Mortgage Lending" division or "RML." The effective date of the acquisition was September 30, 2006. According to the terms of the agreement, the Company was responsible for the net financial results of RML from October 1, 2006 until final consummation of the acquisition.

As filed in our 8-K, the essential terms of the agreement had the company ultimately issuing up to 3,000,000 common shares for the acquisition of RML, 1,708,645 of which were issued in October, 2006. The balance of the shares was subject to certain earn-out provisions. The Company previously determined that the fair market value of these shares issued was $1,196,052, or $0.70 per share. The remaining shares were to be valued at the same price when they were issued.

However, in order for the Company to obtain control of RML the Company needed to secure regulatory approval to operate in numerous states, as well as secure shareholder approval prior to being able to issue the full amount of shares, the outcome of which was not guaranteed. During the period between entry into the agreement and final transfer of control of RML, the Company was only eligible to receive the net income or was responsible to pay to Texas Capital Bank the net loss based on monthly results. Accordingly, the Company did not consolidate the results of RML. Rather, it treated the RML operating results as an

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 3 - Aquisition/Divestiture (continued)

unconsolidated investment, showing the net gain or loss on a single line item ("Unconsolidated Operation Investment") in the Statement of Operations.

On April 13, 2007, the Company and Texas Capital Bank agreed to terminate and settle the contractual arrangements related to the sale of the bank's mortgage lending division. In connection with the termination, the Company agreed to pay certain operating losses incurred by the division between September 30, 2006, and March 31, 2007. The operating losses were mutually agreed to be $500,000. Of the $500,000, $160,000 was paid prior to April 13, 2007, with the balance of $340,000 plus interest at 8.25%, to be paid in three installments pursuant to a note with the last installment to be paid in June 2008. The note is secured by 770,869 shares of the Company's common stock. The Company, bank and certain individuals originally issued stock in connection with the acquisition agreed to return that stock without consideration and not have distributed stock based on earn-out provisions of the original agreement. The Company originally issued 1,708,645 shares and of these, 937,776 shares will be immediately canceled and the balance cancelled as installments are made under the note obligation. The effect of the termination of the merger reduced investment in RML and common stock in the amount of $1,196,052.


Note 4 - Property and Equipment

Major classifications of property and equipment at the dates indicated are summarized as follows:

                                                                 April 30, 2007
             Furniture, fixtures and equipment                   $   997,018
             Leasehold improvements                                   98,234
                                                                      ------
             Total                                                 1,095,252
             Less:  Accumulated depreciation and amortization     (1,053,978)
                                                                 -----------
             Property and equipment, net                         $    41,274
                                                                     =======

Depreciation expense for the years ended April 30, 2007 and 2006 was $91,139 and $80,410, respectively.


Note 5 - Financing Facilities

As of April 30, 2007, the Company had a maximum mortgage loan-financing capacity of $23 million through two active master sale agreements, or warehouse lines of credit. Under one of these arrangements the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions.

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

The first master sale agreement provides a credit facility of $10 million as of April 30, 2007. Under this arrangement, an additional bulge capacity of $3 million is available if needed, bringing the total capacity under this arrangement to $13 million. Interest on the $10 million portion of the line is at 3.99% or Prime Rate minus 1% whichever is higher. Prime was 8.25% at April 30, 2007. Interest on the remaining $3 million of the line is 0.05% higher than that charged on the $10 million portion. The Company is required to maintain a collateral deposit with this lender of which consists of a non-interest bearing account of $100,000. The amount is reflected on the Company's balance sheet as restricted cash.

The second warehouse line is with Texas Capital Bank for $10 million, the Company is charged LIBOR plus 1.75%, and the Company has pledged cash in the amount of $125,000, which is reflected in the balance sheet as restricted. Texas Capital Bank, as of this filing date, has received 770,869 shares of the

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 5 - Financing Facilities (continued)

Company's common stock associated with an acquisition/divestiture by the Company. See Note 3 Acquisition/Divestiture and Note 17 Related Parties, also.

The third master sale agreement provided a credit facility of $40 million. Interest on the facility is at LIBOR plus a margin ranging from 1.875% to 2.50%. The rates paid by the Company on this line varied based upon the type of loan, between 7.20% - 7.82%. The Company is required to maintain an interest bearing cash collateral deposit with this lender of $25,000, which has been included as restricted cash in the balance sheet. In March 2007, the Company notified the warehouse lender and requested the warehouse line be terminated. Upon notification the Company ceased all funding on the line and proceeded to clear the remaining loans from the warehouse line. As of April 30, 2007, the outstanding balance consisted of three loans in the amount of $1,627,750 with the warehouse advancing $1,584,713. In March 2007, the Company requested the closure of the line. On May 18, 2007 all loans were cleared and the line was officially terminated.

The remaining two master sale agreements are each for a one-year period and are typically renewed annually. However, the agreements give each party the right to terminate the agreement upon 30 days' written notice. These financing facilities have various customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of April 30, 2007 the Company was not in compliance with several of its financial covenants, see Note 2 - Going Concern.

The Chief Executive Officer and the President of the Company have both personally guaranteed the above financing facilities.


Note 6 - Loan Payable

In September 2006, the Company agreed to pay an indemnification fee to the U.S. Department of Housing and Urban Development (HUD) in the amount of $64,227. Terms of the agreement call for twelve monthly payments of $5,381, commencing October 15, 2006.

In October 2006, the Company agreed to pay one of its secondary market investor's $350,000 in lieu of repurchasing six fraudulent loans. The terms called for a down payment of $50,000 and 24 monthly installments of $12,500, commencing December 2006. The outstanding balance at April 30, 2007 is $237,500.

In March 2007, the Company renewed its Directors and Officers (D&O) insurance and elected to finance the policy premium. The terms of the financing called for a down payment in the amount of $26,968 with the balance of $80,925 due in nine monthly installments of $9,303. Interest is computed at 8.25%. The outstanding balance at April 30, 2007 is $72,178.

On April 13, 2007, the Company and Texas Capital Bank agreed to terminate the agreement to acquire the assets of its "RML" mortgage division. Upon termination the Company agreed to pay $500,000 with an initial installment payment of $160,000 with subsequent payments of $100,000, $120,000 and $120,000 plus accrued interest on June 4, 2007, December 4, 2007 and June 4, 2008 respectively. Interest accrues at 8.25% and is due with each installment. Texas Capital Bank holds 770,869 shares of the Company's common stock as collateral. The outstanding balance at April 30, 2007 is $340,000.

Interest expense associated with these notes was $2,786 and $0 for the years ended April 30, 2007 and 2006, respectively.

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements


Note 7 - Subordinated Debt

The Company had $4,244,700 in subordinated debt outstanding at April 30, 2007. For the current fiscal year the Company raised an additional $557,000 of three-year, 15% subordinated debt due in 2010. The $2,687,700 of subordinated received in January 2005 was modified on May 18, 2006 by increasing the interest rate from 8.5% to 10%. In exchange for the interest rate increase the Company received permission to raise up to $5 million of equity on whatever terms the Board of Directors deemed appropriate without triggering the conversion price reset feature of the outstanding notes. All notes are interest only with the Company making interest payments on either a monthly or quarterly basis. This debt is subordinated to the master sale agreements.

The future annual principal repayments of subordinated debt for the fiscal years ended April 30 are as follows:

                                    2008          $800,000
                                    2011          $757,000
                                    2015        $2,687,700
                                    Total       $4.244,700
                                                ==========
Interest expense was $1,655,117 and $1,657,409 for the years ended April 30, 2007 and 2006, respectively.

Note 8 - Employee Benefit Plans

On January 1, 1999, the Company established a 401(k) and Profit Sharing Plan (the "1999 Transnational Financial Network, Inc. Plan") for certain full-time employees. The Company contributes a maximum of 2% of the employee's gross salary limited to the amount of the employee's contribution. The Company contributed $22,550 and $39,264 during the years ended April 30, 2007 and 2006, respectively.

On March 2007, in anticipation of the merger with RML, the Company amended its 401K-plan document to eliminate all matching contributions.

Note 9 - Stock-Based Compensation

As of April 30, 2007, the Company had options outstanding under the programs as described below.

In August 1998 and March 1999, four Directors of the Company were granted a total of 240,000 non-qualifying options to purchase common stock at an exercise price of $7.50 per share. The options were vested on the grant date and expire ten years from the date of issuance. Of the total grant, 180,000 options may be exercised only in the event of a change in control as defined in the option agreement. There are no forfeiture provisions associated with the options granted, accordingly, the option granted to three of the four directors, who subsequently resigned, remains outstanding until they are exercised or expire.

The Company has three stock option plans: the 1998 Stock Compensation Plan ("1998 Plan") for employees and the 2000 Stock Incentive Plan ("2000 Plan") for directors, officers and other employees which replaced the 1998 Plan in February 2000 and the 2002 Non Qualified Option Plan.

Options issued and outstanding from the 1998 Plan will continue to be honored, but no additional options may be issued under the 1998 Plan. As of April 30, 2007, there were a total of 18,000 options outstanding under the 1998 Plan, all with an exercise price of $7.50 per option, which vested over 4 years, and expire in June 2009.

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 9 - Stock-Based Compensation (continued)

Under the 2000 Plan, a total of 750,000 shares were initially reserved. The share reserve increases by 4% of total common shares outstanding each year, beginning on January 1, 2001. The maximum annual increase in the share reserve is limited to 400,000 shares. The following table summarizes the 2000 Plan share reserve since inception:

                                                       Number of Options
                           Inception                       750,000
                           January 1, 2001                 171,172
                           January 1, 2002                 205,503
                           January 1, 2003                 270,407
                           January 1, 2004                 272,640
                           January 1, 2005                 271,654
                           January 1, 2006                 271,654
                           January 1, 2007                 400,000
                                                           -------

 Total Reserve Amount at April 30, 2007                  2,613,030
                                                         =========


The options typically vest over four to five years.

As of April 30, 2007 there were 535,406 options outstanding under the 2000 Plan. The weighted-average exercise price of all of the outstanding options as of April 30, 2007 was $3.02.



The table below summarizes aggregate activity for all options programs:

                                                     All Option Programs
                                                                                               Weighted
                                                                                                Average
                                                                      Stock                    Exercise
                                                                      Options                    Price
                           Outstanding at May 1, 2005                 1,193,546                $2.30
                               Grants                                         0                 0.00
                               Exercises                                      0                 0.00
                               Forfeitures                                    0                 0.00
                                                                      ----------                ----
                           Outstanding at April 30, 2006              1,193,546                $2.30
                               Grants                                    15,000                 1.00
                               Exercises                                 10,000                 0.30
                               Forfeitures & Adjustments               (425,140)                1.28
                                                                      -----------               ----
                           Outstanding at April 30, 2007                793,406                $3.02
                                                                      ==========               =====


For the years ended April 30, 2007 and 2006, the Company was not required to recognize employee compensation expense related to stock option grants for employees since the exercise prices for all employee stock options were equal to or greater than the fair market value of the Company's stock on the date of grant.

Information about stock options outstanding as of April 30, 2007 is summarized as follows:

                                                              Weighted                         Weighted
                                                               Average                          Average
                                                   Average    Exercise                         Exercise
                  Range of                        Remaining   Price of                         Price of
                  Exercise             Options   Contractual   Options           Options        Options
                  Prices              Outstdg.  Life in Yrs.   Outstdg         Exercisable    Exercisable
                  ------              --------  ----------------------         -----------    -----------
                  $0.22 to $1.00        401,188     6.04        $0.73            401,188         $0.73
                  $1.01 to $2.45        134,218     7.23        $1.24            134,218         $1.24
                  $7.50                 258,000     3.53        $7.50            258,000         $7.50
                                        -------                                  -------
                                        793,546     6.15        $3.02            793,546         $3.02
                                        =======                                  =======

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 9 - Stock-Based Compensation (continued)

In February 2006, the Company approved restricted stock awards for two key employees. Achievement of performance goals vest the stock awards in their entirety at the end of the three fiscal years ending March 31, 2007, 2008 and 2009. The Company accounts for these awards in accordance with SFAS No. 123R. During the year ended April 30, 2007 one of the awards was cancelled in connection with the termination of the wholesale branch office manager and the other at April 30, 2007 had vested approximately 1400 shares. No compensation expense was recognized in fiscal year 2007 or 2006.


Note 10 - Capital Stock

On May 18, 2006, the Company agreed to sell to Pegasus Funds, LLC ("Pegasus"), a Dallas, Texas based investment fund up to 2.5 million shares of common stock at $0.70. In addition, the Company issued a warrant to purchase an additional 1.65 million shares at $0.70. The warrant will have a three-year term with the actual number of shares issued subject to limitation based on a pro-rata share of the total portion of the contracted 2.5 million shares that are sold.

On June 30, 2006 the agreement was amended to increase the number of shares from
2.5 million to 3.0 million along with a an 8% cash due-diligence fee paid to Pegasus based on the gross dollar amount of funds raised on the Company's behalf. As of April 30, 2007 the Company has issued 1,748,000 shares and has received gross proceeds of $1,223,600.

On October 16, 2006, the Company entered into an agreement to purchase the entire assets of Residential Mortgage Lending ("RML") a division of Texas Capital Bank for 3.0 million shares of common stock (see Note 3 - Acquisition/Divestiture). The Company issued 1,708,645 shares to Texas Capital Bank and six RML employees. The shares were determined to have a fair market value of $1,196,052, or $0.70 per share. Upon the final closing, the remaining 1,291,355 shares were to be delivered into an escrow account and to be issued in accordance to the earn-out provisions under the signed Purchase agreement. The Purchase agreement was subsequently rescinded and the initial shares held by the six employees returned. The remaining shares will be held by Texas Capital Bank as collateral until repayment of the promissory note has been paid in full (see
Note 6).

As of April 30, 2007, there were 1,655,000 warrants outstanding with exercise prices ranging from $0.70 - $7.50 and expiration dates of November 2008 and June 2009.

Note 11 - Net Income (Loss) Per Share

Basic net income (loss) per share is based on net income (loss) divided by the weighted-average common shares outstanding. Diluted net income (loss) is computed based on the weighted-average number of common shares outstanding adjusted for potentially dilutive securities, which include stock options and warrants.

Note 12 - Income Taxes

The provision for income taxes for the time periods indicated were as follows:

                                Expense (Benefit)

                                                Years Ended April 30
                                                 2007           2006
                                                 ----           ----
         Current
           Federal                          $         0     $         0
           State                                    800            1200
                                               --------            ----
         Total current                              800            1200
         Deferred
           Federal                                    0               0
           State                                      0               0
                                               --------         -------
         Total deferred                               0               0
                                               --------         -------
         Total income tax
          provision                         $       800     $     1,200
                                               ========         =======

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 12 - Income Taxes (continued)

The effective federal and state tax rates for the time periods indicated differs from the statutory tax rates as follows:

                                                        Year Ended
                                          April 30, 2007          April 30, 2006
                                          --------------          -------------
  Federal income tax at statutory rates          34.0%               34.0%
  Valuation allowance                           (35.34)             (35.34)
  Federal alternative
        minimum tax ("AMT") rate                  0.0                 0.0
  State income tax at statutory rates             8.84                8.84
                                                --------            -------
                                                  7.5%                7.5%
                                                ========            =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes as of the dates indicated are approximately as follows:


                                                     April 30, 2007
                                                     --------------
Deferred tax assets:
   Net operating loss carry forwards                 $   6,054,000

   Property & equipment
   Financial instruments
   State taxes
   Other assets                                             98,000
   Allowance
   Stock options
   AMT credit
Total deferred tax assets                                6,152,000
                                                         ---------

Deferred tax liabilities:
   Financial instruments                                  (532,000)
   Other Liabilities                                       (11,000)
   Other                                                  (831,000)
                                                       -----------
Total deferred tax liabilities                          (1,374,000)
                                                       -----------

Net deferred tax asset before valuation allowance        4,778,000
                                                         ---------

Valuation allowance                                     (4,778,000)
                                                        -----------

Net deferred tax                                     $           0
                                                       ===========


At April 30, 2007 and April 30, 2006, the net deferred tax asset is reserved through a valuation allowance to the extent that the Company believes that it is more likely than not that the loss carry forwards will not be realizable. During the fiscal years ended April 30, 2007 and 2006, the valuation allowance (decreased) increased by $487,000 and $(10,000), respectively. Federal and state net operating loss carry forwards of approximately $13,929,294 and $9,006,000 expire at various dates through 2026 and 2026, respectively.

Note 13 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of various classes of financial instruments at April 30, 2007 is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. These estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange and the use of different market assumptions and/or estimation

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 13 - Fair Value of Financial Instruments (continued)

methodologies could materially affect the estimates. There are no significant differences between the amounts included in the balances as of April 30, 2007 and 2006 and the estimated fair values.

The methodologies used to calculate the fair values of various balance sheet items follow:

Cash and Equivalents

The carrying amount is estimated to approximate market value.


Short-term Mortgage Related Accounts Receivable

These receivables consist primarily of various types of income earned from wholesale and retail loan transactions where the income has been recognized as of April 30, 2007 but where the cash payment has yet to be received. These items usually turn over in less than 30 days after the end of the month; accordingly, the fair value is estimated to approximate the carrying value.

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

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 13 - Fair Value of Financial Instruments (continued)

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

A summary of the contract amount of the Company's exposure to off-balance sheet credit risk as of the dates indicated, including financial instruments whose contract amount represents credit risk only, is as follows:


         Description                                         April 30, 2007            April 30, 2006
                                                             --------------            --------------
         Commitments to extend credit                       $    16,190,810           $    26,416,300
         Mandatory forward delivery commitments             $             0           $    12,862,650


Note 14 - Significant Group Concentrations of Credit Risk

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

During the year ended April 30, 2007 approximately 40% and 17% of the Company's business activity was with customers located within California and Arizona, respectively. During the year ended April 30, 2006, 56% of the Company's business activity was with customers located within California. The loans and commitments extended to these customers are expected to be repaid from proceeds of the sale of these loans in the secondary market and are secured by real estate. The Company's access and rights to this collateral vary and are legally documented to the extent practicable. Sales agreements with secondary market investors include recourse provisions, which may require the Company to repurchase the loans sold in the event of the occurrence of certain conditions, including the default or delinquency of borrowers under the terms of the loan agreements. Recourse obligations arising pursuant to these agreements are recorded at estimated fair value using the best information available in the circumstances when the loans are sold. During the year ended April 30, 2007, the Company has been deluged with repurchased request from several investors; see
Note 16 - Loan Losses. In the prior fiscal year, three loans were subject to repurchase in all cases the loans have been resold and the Company recovered its principal and fees associated with these loans.

The Company has a concentration of credit risk with respect to its cash deposits with commercial banks that exceed federally insured limits.

Note 15 - Commitments and Contingencies

Operating and Capital Leases

The Company has entered into various operating lease agreements for the rental of office space expiring at various dates through 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 15 - Commitments and Contingencies (continued)

Aggregate future-minimum lease payments under these operating lease agreements are as follows as of April 30, 2007:



                                              Operating Leases
                           2008                $  702,328
                           2009                   503,428
                           2010                    57,410
                           2011                        -0-
                                                 ---------
                           Total               $1,263,166


Rental expense was $720,534 and $702,114 for the years ended April 30, 2007 and 2006, respectively.

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

Note 16 - Loan Losses

During the current year the mortgage industry has been experiencing unprecedented volatility in the secondary market of mortgage loans in which the Company operates and generates its revenue from. As a result of this volatility and uncertainty the Company has and will be subject to a disproportionate expense related to loan losses over the historical amounts reported in prior years. The increase in problem loans has and will continue to have a material effect on the Company's finances. The following table shows the effects on the key line items:

Loan Loss Expense

Quarter Ended 10/31/06                   $627,727          Includes $414,227 of indemnifications, $175,000
                                                           of reserves taken and $38,500 of Early Payoff
                                                           loan loss expense.

Quarter Ended 1/31/07                    $501,117          Includes $375,000 added to reserves, $118,617 of
                                                           payments made on loan loss indemnifications and $7,500
                                                           of Early Payoff loan loss expense.  In addition,
                                                           $150,000 of loss expense payments were made in the
                                                           quarter, but taken against Loan Loss Reserves.

Quarter Ended 4/30/07                    $408,830          Includes $397,175 added to reserves in addition to $11,655 of loan loss expense payments made in the quarter.

                    TRANSNATIONAL FINANCIAL NETWORK, INC.
                          Notes to Financial Statements

Note 17 - Related Party Transactions

The following addresses transactions between the Company and related parties that are different from that last disclosed in its Form 10-KSB filing for the year ended April 30, 2006:

          1. The Company rented an apartment/condominium for $850 per month in the Phoenix area for its executives to use in their business travels to Phoenix. One of the Company's principal officers' is on the deed to the condominium. The Company terminated this rental arrangement in January 2007.

          2. In October 2006, the Company made a first and second mortgage loan to a senior officer of the company on his principal residence. Both of these loans were made by the Company in the ordinary course of its business. Both of these loans have been sold to third party investors as of this filing date.

          3. The Company employs as a loan officer the son of the founders of the Company, the Chief Executive Officer and its President. This person is not an officer of the Company and has no executive responsibility or authority.

          4. The Company has employed one of its directors to perform legal services on behalf of the Company. During the current fiscal year, this director has been paid a total of $47,375 as of April 30, 2007.

          5. The Company has a warehouse line with Texas Capital Bank for $10 million, wherein the Company is charged LIBOR plus 1.75%; the Company has pledged cash in the amount of $125,000, which is reflected in the balance sheet as restricted. Texas Capital Bank and associated parties has received 1,708,645 shares of the Company's common stock of which 770,869 shares remain outstanding as of April 30, 2007.


Note 18 - Subsequent Events


On May 18, 2007 the Company officially closed its $40 million warehouse facility, all loans were settled and cleared from the facility and the remaining cash along with the restricted cash was transferred out of the line and into the Company's operating account.

On July 16, 2007, the Company along with the approval from its Board of Directors issued a letter of intent to purchase the outstanding stock of Telava Network, Inc. The agreement calls for the Company to issue a new series of preferred stock in exchange for all the outstanding shares of Telava Network Inc. Upon the amendment of the Company's Articles of Incorporation, the Company would increase the number of authorized common shares to accommodate the exchange of the newly issued preferred shares into common shares. Each share of preferred stock would then be exchanged for 100 shares of common stock with the newly converted preferred shares representing 90% of the total outstanding common shares. The mortgage banking division would be spun-off or sold to a third party.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Transnational Financial Network, Inc.



/s/ Joseph Kristul
----------------------------------------------------------

Joseph Kristul, Chief Executive Officer

Date: August 13, 2007




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joseph Kristul                      Director          August 13, 2007
-----------------------------------
Joseph Kristul



/s/ Maria Kristul                       Director          August 13, 2007
-----------------------------------
Maria Kristul



/s/ Robert A. Forrester                 Director          August 13, 2007
-----------------------------------
Robert A. Forrester



/s/ Alex Rotzang                        Director          August 13, 2007
-----------------------------------
Alex Rotzang



/s/ Dennis Orsi                         Director          August 13, 2007
------------------------------------
Dennis Orsi