Form 10QSB
period 2007-07-31
TRANSNATIONAL FINANCIAL NETWORK INC
filed 2007-09-20
CIK 1059579

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal period ended July 31, 2007

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

                                 (415) 242-7800
                                 --------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                              --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes __ No X
                                         ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of September 19, 2007 9,320,229

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                                  July 31, 2007
                                    UNAUDITED





                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

                                                                                                        Page
Item 1.  Financial Statements
         Condensed Balance Sheet as of July 31, 2007 (Unaudited)                                        F-2 - F-3
         Condensed Statements of Operations for the three months ended July 31,
         2007 and 2006 (Unaudited)                                                                      F-4
         Condensed Statements of Cash Flow for the three months ended July 31,
         2007 and 2006 (Unaudited)                                                                      F-5
         Notes to the Condensed Financial Statements                                                    F-6 - F-10

Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                        MD-1 - MD-19

Item 3.  Controls and Procedures                                                                        O-1 - O-2

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                               O-3

Signatures                                                                                              O-3

PART I. FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                               As of July 31, 2007

                                   (Unaudited)



                                                                                                 July 31, 2007
                                                                                                 (Unaudited)

ASSETS
Current Assets:

Cash and Cash Equivalents                                                                        $     567,447
Restricted Cash                                                                                        276,050
Short-term Mortgage Related Receivables                                                                370,761
Mortgage Loans Held for Sale (Less: Loan Loss Reserve of $953,801)                                   2,621,749
Prepaid Expenses                                                                                       151,542
Fair Value of Financial Instruments                                                                      2,266
                                                                                                 -------------

  Total Current Assets                                                                               3,989,815
                                                                                                 -------------

Fixed Assets:
Furniture & Fixtures                                                                                   997,018
Leasehold Improvements                                                                                  98,234
  Accumulated Depreciation                                                                          (1,073,046)
                                                                                                 --------------

  Total Fixed Assets                                                                                    22,206
                                                                                                 -------------

Other Assets:
Investment in RML                                                                                       -
Non-current Mortgage Loans Held for Sale                                                             3,067,997
Goodwill                                                                                               407,608
Other Assets                                                                                           176,975
                                                                                                 -------------

  Total Other Assets                                                                                 3,652,580
                                                                                                 -------------


TOTAL ASSETS                                                                                     $   7,664,601
                                                                                                 =============





             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                            CONDENSED BALANCE SHEETS
                               As of July 31, 2007
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


July 31, 2007
                                                                                                 (Unaudited)

CURRENT LIABILITIES:

Accounts Payable and Other Liabilities                                                           $     118,400
Accrued Interest                                                                                       181,466
Other Payables                                                                                         350,508
Warehouse Payable                                                                                    5,823,234
Fair Value of Financial Instruments                                                                     10,002
Short-term Portion of Loans Payable                                                                    758,600
Short-term Portion of Subordinated Debt                                                                800,000
                                                                                                   -----------

  Total Current Liabilities                                                                          8,042,210
                                                                                                   -----------

Long-Term Liabilities

Loans Payable                                                                                           67,500
Subordinated Debt                                                                                    3,444,700
                                                                                                   -----------


  Total Long-Term Liabilities                                                                        3,512,200
                                                                                                     ---------

STOCKHOLDERS' EQUITY:

Preferred Stock, no par value: 2,000,000 shares
   authorized; no shares issued or outstanding                                                               -
Common Stock, no par value: 20,000,000 shares
   authorized; 10,248,005 shares issued and outstanding
   at July 31, 2007.                                                                                15,287,836
Treasury Stock                                                                                         (37,198)
Accumulated Deficit                                                                                (19,140,447)
                                                                                                   -----------

Total Stockholders' Equity                                                                          (3,889,809)
                                                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $   7,664,601
                                                                                                     =========





             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                For the Three Months Ended July 31, 2007 and 2006

                                   (Unaudited)


                                                                                         2007         2006
                                                                                         ----         ----
Revenue:
Net Gain on Sale of Loans                                                         $   240,089  $ 1,190,089
Production Income                                                                     663,609    1,315,724
Other Income                                                                            2,053        5,680
                                                                                  -----------  -----------

Total Revenue                                                                         905,751    2,511,493

Direct Expenses:
Commissions & Production Incentives                                                   594,243      868,432
Production Expenses                                                                   114,009      345,016
                                                                                  -----------  -----------
Total Direct Expenses                                                                 708,252    1,213,448

Interest Income (Expenses):
Interest Income from Loans in Warehouse                                               158,274      259,393
Interest Expense on Loans in Warehouse                                               (182,043)    (265,780)
Warehouse Transaction Fees                                                            (13,180)     (31,534)
                                                                                  ------------   ----------

Net Warehouse Interest Income (expense)                                               (36,949)     (37,921)

Interest Expense - Subordinated Debt                                                 (108,063)     (91,318)
                                                                                  ------------ ------------
Net Interest Income (Expense)                                                        (145,012)    (129,239)

Gross Profit on Mortgage Activities                                                    52,487    1,168,806

Indirect Expenses:
Salaries & Benefits                                                                   601,833      964,187
General & Administrative                                                              418,760      759,353
Occupancy                                                                             154,676      183,425
Depreciation & Amortization                                                            22,785       22,785
                                                                                  -----------  -----------

Total Indirect Expenses                                                             1,198,054    1,929,750
                                                                                  -----------  -----------

Operating Loss                                                                     (1,145,567)    (760,944)

Other Interest Income (Expense)                                                       (12,805)      22,937
Other Income (Expense)                                                                      -            -
Change in RML Investment                                                                    -            -
Change in Fair Value of Financial Instrument                                                -      (10,288)
                                                                                  -----------  ------------
Total Other Income (Expense)                                                          (12,805)      12,649

Provision for Taxes                                                                         -            -
                                                                                  -----------  -----------

Net Loss After Taxes                                                              $(1,158,372) $  (748,295)
                                                                                  ============ ============

Basic net loss per share                                                          $    (0.12)  $   (0.11)
Fully diluted loss per share                                                      $    (0.12)  $   (0.11)

Weighted-average shares outstanding
Basic                                                                               9,320,229    6,791,360
Diluted                                                                             9,320,229    6,791,360



             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                For the Three Months Ended July 31, 2007 and 2006
                                   (Unaudited)



                                                                         2007                      2006
                                                                  ------------------         -----------------

Cash flows from operating activities:
Net Income (loss)                                                 $       (1,158,372)        $        (748,295)
Adjustments to reconcile net income (loss) to net cash
   Used in operating activities:
     Depreciation and Amortization                                            19,068                    22,785
     Changes in Restricted Cash Requirements                                 (24,577)
     Change in Fair Value of Financial Instruments                                 -                    10,288
     Allowance for Loan Losses                                               120,884                         -
Net effect of changes in assets and liabilities:
     Other Assets                                                              3,717                     2,734
     Prepaid Expenses                                                        117,236                    (1,477)
     Accrued Interest Payable                                                 85,823                    12,282
     Accounts Payable and Other Liabilities                                 (259,501)                 (133,079)
     Other Accrued Liabilities                                               345,245                         -
Net effect of changes in mortgage lending activities:
     Short-term Mortgage Related Receivable                                  189,837                   (55,185)
     Mortgage Loans Originated for Sale                                   (4,672,987)             (145,852,987)
     Proceeds from Sales of Mortgage Loans                                 4,206,457               145,611,987
                                                                     ---------------           ---------------

Net cash (used) provided by operating activities:                         (1,027,170)               (1,130,947)
                                                                     ---------------          ----------------

Cash flows from investing activities:
Purchases of Property and Equipment                                                -                    (8,959)
                                                                     ---------------           ---------------
Net cash (used) by investing activities:                                           -                    (8,959)
                                                                     ---------------           ---------------

Cash flows from financing activities:

Common Stock Subscribed                                                      465,000                   900,000
Financing Provided by Insurance                                                    -                    (3,900)
Financing Provided by Loans                                                  149,583                         -
 Stock Options Exercised                                                          -                      3,000
                                                                     ---------------            --------------

Net cash provided by financing activities:                                   614,583                   899,100
                                                                     ---------------           ---------------
Net (decrease) increase in unrestricted
     cash and cash equivalents                                              (412,587)                 (240,806)

Unrestricted cash and cash equivalents, beginning of period                  980,034                 2,109,639
                                                                     ---------------           ---------------

Unrestricted cash and cash equivalents, end of period             $          567,447         $       1,868,833
                                                                     ===============           ===============


Interest paid                                                     $          126,827         $         304,855
Income taxes paid                                                 $                -         $               -





             See accompanying notes to these financial statements.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                          Notes to Financial Statements



Note 1 - Description of Operations

The accompanying financial statements of Transnational Financial Network, Inc. (the "Company") as of and for the three months ended July 31, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2007. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the three months ended July 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The Company operates in one business segment - mortgage banking.

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

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                          Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

                                       Three-Months Ended
                                       ------------------
                                    July 31      July 31
                                       2007         2006
Net income (loss):
As reported                     $ (1,158,372)    $(798,295)

Deduct:  fair value amount                 0             0
                                           -             -
Pro forma                         (1,158,372)     (798,295)

Basic (loss) per common share:
As reported                     $     (0.12)     $  (0.11)
Deduct:  fair value amount            (0.00)         0.00
                                       -----         ----
Pro forma                             (0.12)        (0.11)

Diluted (loss) per common share:
As reported                     $     (0.12)     $  (0.11)
Deduct:  fair value amount            (0.00)         0.00
                                       -----         ----
Pro forma                             (0.12)        (0.11)

There were no options granted during the quarter ended July 31, 2007.

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

     - On the Income Statement, we have moved back to the presentation form we used prior to 4/30/05. (i.e., we now report a separate category of Other Income (Expense) below the Operating Income line wherein we report both non-warehouse interest income and SFAS 133 - related income (expense)).

As of July 31, 2007 and 2006, potential dilutive securities of 5,136,106 and 4,166,866 respectively, have not been included in the calculation of diluted net income per share because their effects are anti-dilutive.

Note 3 - Financing Facilities

On May 18, 2007 the Company officially closed one of its warehouse facilities which had a $40 million capacity, all loans were settled and cleared from the facility and the remaining cash along with the restricted cash was transferred out of the line and into the Company's operating account.

As of July 31, 2007, the Company ceased funding under two remaining master sale agreements which had mortgage loan financing capacity of $20 million through, or warehouse lines of credit. While funnding ceased, loans remained on the lines of credit until sold to investors. See Note 9 - Subsequent Events. Under these arrangements, the lending financial institutions purchase a 100% loan participation interest in each loan upon the Company obtaining a firm forward sale delivery commitment from investors and upon the financial institutions' approval of the loan based on their underwriting criteria. The Company recognizes income from loans transferred under these lines as a gain on sale immediately upon the purchase and funding of the loans by the financial institutions. As of July 31, 2007, the Company had not transferred the applicable restricted cash into the Company's operating account.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                          Notes to Financial Statements

Note 3 - Financing Facilities (continued)

In connection with these agreements, the Company may be required to repurchase certain loans that, subsequent to acquisition by the financial institutions, fail to meet certain representations and warranties set forth in the agreements at the date of the sale. During the three month period ended July 31, 2007 the Company had eight loans subject to any purchase agreements. All of the loans were refinanced by the borrowers and the Company recovered its entire principal, as well as the direct and carrying costs associated with these loans. Loan interest charges incurred in connection with the purchase of loans are estimated and recognized as a reduction in sales proceeds immediately upon the loan being transferred. Loan interest expense is calculated based on the number of days the loan remains with the financial institution, until it is ultimately resold to a third party investor. During the intervening period the Company sub-services the loans on behalf of the financial institutions.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Note 4 - Goodwill

Goodwill is attributable to the purchase of the Company's Campbell branch (formerly LRS, Inc.) in 1999. No impairment loss was recorded in the quarter ending July 31, 2007. The net carrying value was $407,608 at July 31, 2007.

                      TRANSNATIONAL FINANCIAL NETWORK, INC.

                          Notes to Financial Statements

Note 5 - Subordinated Debt

As of July 31, 2007, the Company had a total of $4,244,700 of subordinated debentures outstanding, of which $800,000 is represented as the short-term portion in our balance sheet as of July 31, 2007. In January 2005, we received $2,687,700 of convertible subordinated debt that is due on January 12, 2015, bears interest at 10% (as modified on May 18, 2006) and is convertible into common shares at $1.00 per share. The Company incurred another $1,000,000 of subordinated debt bearing interest at 10% and 15%, and having maturities ranging from March 31, 2007 to October 1, 2007. Subsequently, the Company raised an additional $557,000 of three-year, 15% subordinated debt due in 2010.

Subordinated debt interest expense of $108,063 and $91,318 was incurred in the three month periods ended July 31, 2007 and 2006, respectively.

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

Information about stock options outstanding as of July 31, 2007 is summarized as follows:

                                                      Weighted                           Weighted
                                                       Average                            Average
                                     Average          Exercise                           Exercise
 Range of                           Remaining         Price of                           Price of
 Exercise          Options         Contractual         Options          Options           Options
  Prices         Outstanding      Life in Years      Outstanding      Exercisable       Exercisable
  ------         -----------      -------------      -----------      -----------       -----------

$0.22 - $1.00      401,188            5.94              $0.73           401,188            $0.73
$1.01 - $2.45      134,218            6.73              $1.24           134,218            $1.24
$7.50              258,000            3.03              $7.50           258,000            $7.50
                   -------                                              -------
                   793,406            4.93              $3.02           793,406            $3.02
                   =======                                              =======

Note 7 - Fair Value of Financial Instruments

Commitments to extend credit

Mandatory forward delivery commitments

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

                     TRANSNATIONAL FINANCIAL NETWORK, INC.

                          Notes to Financial Statements

Note 7 - Fair Value of Financial Instruments (continued)

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

Note 8 - Restructuring

On July 16, 2007, the Company along with the approval from its Board of Directors issued a letter of intent to purchase the outstanding stock of Telava Network, Inc. The agreement calls for the Company to issue a new series of preferred stock in exchange for all the outstanding shares of Telava Network Inc. Upon the amendment of the Company's Articles of Incorporation, the Company would increase the number of authorized common shares to accommodate the exchange of the newly issued preferred shares into common shares. Each share of preferred stock would then be exchanged for 100 shares of common stock with the newly converted preferred shares representing 90% of the total outstanding common shares. The mortgage banking division would be spun-off or sold to a yet unidentified third party.

Note 9 - Subsequent Event

In August 2007 the Company formally ceased funding under all existing warehouse lines of credit and quick sale facilities, and as of September 17, 2007, there were eight loans, all of which were performing, outstanding under the two facilities. Further, in August 2007, the Company closed its retail mortgage operations in Campbell California.

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

QUARTER ENDED JULY 31, 2007 COMPARED TO QUARTER ENDED JULY 31, 2006

The auditor's opinion with respect to the Company's financial statements for the fiscal year ended April 30, 2007, was qualified with a going concern opinion.

The turbulence in the United States mortgage industry has severely harmed the Company. The Company did not generally participate in the origination of a significant number or quantity of sub-prime loans, although it did originate a number of mortgages which had high loan to value ratios. Nonetheless, the Company's wholesale operations in the first quarter of fiscal 2008 were marked by a severely diminished ability to sell mortgage loans that it had originated. In other instances the Company found that those that had issued commitments to purchase mortgage loans changed lending standards, often after previously committing to fund a mortgage. The Company has, in turn, had a severely reduced ability to originate mortgages. This reduced ability to originate mortgages caused the Company to suspend its wholesale mortgage lending activities in August of 2007 leaving retail mortgage lending operations in San Francisco, California, as the Company's sole operations.

Accordingly, the Company's revenues declined in the first quarter of fiscal 2008 from $2,511,493 to $905,751 and its loss in the first quarter of fiscal 2008 was $1,145,567 compared to an operating loss of $748,295 its the same period a year ago. The Company's gross profit on mortgage activity similarly declined from $1,168,806 to $52,487.

LIQUIDITY AND CAPITAL RESOURCES

On May 18, 2007 the Company officially closed its $40 million warehouse facility, all loans were settled and cleared from the facility and the remaining cash along with the restricted cash was transferred out of the line and into the Company's operating account.

The CEO and the President of the Company have both personally guaranteed the above financing facilities.

Because of the Company's losses, its operating is severely depleted, and its cash reserves are largely used to support lending lines that have funded loans that have not subsequently been sold.


                                       O-1
ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as its Chief Financial Officer to allow timely decisions regarding required disclosure. Based upon that evaluation and except as noted below, the Chief Executive Officer, and in his capacity as the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.



                                      0-2

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

                  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)      REPORTS ON FORM 8-K

                  On April 19, 2007, the registrant filed an 8-K under Item 1.02 which set forth information regarding the termination of a material contract with Texas Capital Bank, N.A.; and on June 5, 2007, the registrant filed an 8-K under Item 3.01 regarding the delisting of the Company's common stock from trading on the American Stock Exchange.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Transnational Financial Network, Inc.


Date: September 20, 2007            /s/ Joseph Kristul
                                    ------------------------------------------
                                    Joseph Kristul, Chief Executive and
                                        Chief Financial Officer