Form 10QSB
period 2007-10-31
TELAVA NETWORKS INC
filed 2007-12-21
CIK 1059579

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 1-14219

TELAVA NETWORKS, INC.

(Exact Name of small business issuer as specified in its charter)

      California

   65-0067192

(State or other Jurisdiction of

I.R.S. Employer Identification No.)

Incorporation or Organization

353 California Street, Suite 1500, San Francisco, California

94111

 (Address of Principal Executive Offices)

(Zip Code)

(415) 321-3490

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

              Yes  X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

      146,120,177

Title of Class

Number of Shares outstanding

at December 14, 2007

Transitional Small Business Format                Yes      No  X

TELAVA NETWORKS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS

October 31, 2007

Current Assets

Cash and cash equivalents

$

607,496

Accounts receivables

1,387,525

Notes receivables

425,458

Employee receivable

20,000

Deferred billing costs

238,229

Debt restructuring costs

(229,835)

Prepaid expenses

257,214

Total Current Assets

2,706,086

Property, plant and equipment, net

2,077,643

Other assets, net

16,848

Total Assets

$

4,800,578

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$

180,839

Accrued expenses

91,919

Debt payable/obligation under the merger

757,000

Notes payable

389,856

Total Current Liabilities

1,419,614

Long Term Liabilities

Deferred tax liability

95,630

Total Liabilities

1,515,244

Minority Interest – Microwave Tower

                499,691

Shareholders’ equity

Common stock, no par value, 20,000,000 shares authorized

10,306,745 issued and outstanding

(757,000)

Preferred stock, no par value, 2, 000,000 shares authorized

958,134 issued and outstanding

             1,519,074

Retained Earnings

2,023,569

Total Shareholders’ equity

3,285,334

Total Liabilities and Shareholders’ Equity

$

4,800,578

TELAVA NETWORKS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three

For the Six

For the Three

For the Six

Months Ended

Months Ended

Months Ended

Months Ended

10/31/2007

10/31/2007

10/31/2006

10/31/2006

Net sales

$

1,234,461

$

2,532,037

$

814,699

$

1,574,225

Cost of sales

(474,004)

(799,236)

(329,788)

(603,478)

Gross profit

760,457

1,732,801

484,911

970,747

Operating expenses

Salaries and payroll taxes

413,223

733,004

294,013

567,653

Depreciation and amortization

32,107

63,702

9,336

18,758

Commissions and consulting

75,570

124,156

34,679

65,019

Professional fees

--

--

--

--

Bad debt expense

312,642

122,283

174,307

(9,104)

Other general and administrative expenses

269,186

431,905

163,358

341,564

Total operating expenses

1,102,728

1,475,050

675,693

983,890

Income (loss) from operations

(342,271)

257,752

(190,782)

(13,143)

Other Income (Expense)

Commission income

--

--

--

--

Interest income

1,895

3,054

3,339

7,181

Other income

--

--

--

--

Interest expense

--

--

--

--

Loan fees

                       --                        --                           --

                           --

Other taxes

--

(4,258)

--

(4,757)

Other income, net

1,895

(1,204)

3,339

2,424

Income (loss) before taxes

(340,375)

256,548

(187,442)

(10,719)

Income taxes provision

13,625

13,625

--

800

Net income (loss)

$

(354,000)

$

242,923

$

(187,442)

$

(11,519)

Net income (loss) per common share:

     Basic

  $            (0.0036)    ____  0.0025                  (0.0020)

(0.0001)

     Diluted

  $            (0.0025)     ____ 0.0017                  (0.0014)

(0.0001)

Weighted average common shares o/s

     Basic                                                                      99,286,325         97,549,862           95,813,400             95,813,400

     Diluted

                                                               139,289,129       139,289,129         135,813,400           135,813,400

TELAVA NETWORKS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

Six Months

Six Months

Ended

Ended

October 31, 2007

October 31, 2006

Cash flow from Operating Activities:

Net Income (Loss)

$

              242,923

$            (11,518)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization

63,702

                          --

Changes in assets and liabilities:

(increase) Decrease in:

Accounts receivable

83,321

(234,993)

Deferred billing costs

(180,352)

(134,966)

Debt restructuring costs (Bad Debt Reserve)

(34,373)

11,468

Notes receivable

(116,727)

(132,557)

Employee receivable

(20,000)

75

Prepaid expenses

--

(610)

Increase (decrease) in:

Accounts payable and accrued expenses

(52,596)

89,869

Accrued salaries and payroll taxes

(920)

2,770

Deferred income taxes

--

--

Net Cash Used In Operating Activities

56,978

(410,462)

Cash flow from Investing Activities:

Purchase of property and equipment

(19,974)

(4.938)

Organization Cost

--

--

Minority Interest Microwave Tower

--

--

Purchase of intangibles

--

--

Decrease (Increase) in security deposits

(6,159)

(2,000)

Net cash outflow from Investing activities

(26,133)

(6,938)

Cash flow from Financing Activities:

Proceeds from issuance of common stock

--

--

Additional Paid in capital of the new entity

--

--

Obligation under bank credit line

--

--

Payment of Notes payable

256,406

46,230

Proceeds from loans payable – shareholder

--

--

Net cash inflow from Financing Activities

256,406

46,230

Net Increase (Decrease) in cash during period

287,251

(371,171)

Cash and cash equivalents at beginning of period

320,245

795,615

Cash and cash equivalents at end of period

$607,496

$424,444

Supplemental information:

Taxes paid

0

0

Interest paid

    0

            0

TELAVA NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

October 31, 2007

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Local Area Yellow Pages, Inc., was formed in 2003 to provide advertising and directory listings for small and medium sized businesses on its Internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, the Company renamed itself to Telava Networks, Inc. (“Telava” or the “Company”) for the purpose of launching the Telava network that provides the next generation fixed and mobile WiMAX broadband solutions to small and medium businesses, public safety organizations, and others in various markets through its network.    The Company has a nationwide network footprint of over 130 microwave towers, with a serving radius of approximately 12 million people in population. In addition to the owned tower network, another 23 markets of 120 million people in population are covered by owned licensed 2.3 GHz spectrum. Moreover, Telava has access through strategic alliance networks, and reciprocal agreements, to over 60 Points of Presence (POPs) across the United States, and another 600 microwave tower site locations through strategic alliance or reciprocal agreements, covering over 24 million people in population.

On October 1, 2007, Telava Wireless was acquired by Transnational Financial Network, Inc. and Transnational Financial Network's historical mortgage business was disposed of to a director. Subsequently, the name of the trading public company was changed to Telava Networks, Inc. The acquisition of Telava Networks, Inc. has been accounted for as a reverse acquisition, with Telava Networks, Inc. as the accounting acquiror. See note 8.

The accompanying financial statements of the Company as of and for the six months ended October 31, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the year ended April 30, 2007. These unaudited statements include all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The results of operations of the Company for the six months ended October 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The Company operates in two business segments – the Online Business Yellow Pages business and the Wireless Broadband business.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:  This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  At times cash deposits may have exceeded government insured limits.  At October 31, 2007, cash deposits exceeded those insured limits by $507,496.

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is recorded on a Mid-quarter convention basis over the estimated useful lives of the assets ranging from 5 to 7 years.  Depreciation expense was $32,107 for the six months ended October 31, 2007

Revenue Recognition: The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers.  The Company recognizes revenue based on net billings accepted by the LEC’s.  Due to the periods of time for which adjustments may be reported by the LEC’s and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to the year-end for the initial billings related to services provided for periods within the fiscal year.  Customer refunds are recorded as an offset to gross revenue.

Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Research and development:  Expenses related to present and future products are expensed as incurred.

Earnings per common share:  The Company follows Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share.  Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method.  The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the affect would be anti-dilutive.

Principles of consolidation:  The consolidated financial statements include the accounts of Telava Networks, Inc. and its majority-owned subsidiaries which are 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

Income Taxes:  The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments:  Financial instruments consist primarily of cash, accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying amount of the advances to affiliates approximates fair value because the Company charges what it believes are market rate interest rates for comparable credit risk instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings and the estimated reserve for doubtful accounts receivable.

Recently Issued Accounting Pronouncements: In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted.  The Company does not expect this implementation to have a material effect on our consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

NOTE 3.  ACCOUNTS RECEIVABLE

The Company provides billing information to third party billing company for the majority of its monthly billings. Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing company also applies holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates.  The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing company.  The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience.  The Company’s cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LEC’s and the billing company.  The Company processes its billings through the primary billing company.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2007:

Microwave Towers

$1,998,765

Furnishing and fixtures

       34,096

Office and computer equipment

     158,501

Total

  2,191,362

Less accumulated depreciation

   (113,719)

Property and equipment, net

 $2,077,643

NOTE 5.  NOTES PAYABLE AND LINE OF CREDIT

Notes payable at October 31, 2007 are comprised of the following:

Notes payable to

AHAP

    $ 40,000

Info City

     350,000

DGLV

          (144)

                                                                                                                      $389,856

NOTE 6.  INCOME TAXES

At October 31, 2007, the Company has a provision for income tax of $13,625.

At December 31, 2006 and 2005, the Company had a federal and state net operating loss carryforward of approximately $28,800 and $0, respectively, which begin to expire in 2028.

The provision for (benefit from) income taxes consisted of the following components for the years ended December 31:

	2006	2005
Current:
Federal	--	34,700
State	800	11,700
Deferred:	(270,000)	365,600
	(269,200)	412,000

Components of net deferred tax liabilities are as follows at December 31:

	2006	2005
Deferred income tax assets:
Net operating loss carryforward	12,600	--
Deferred income tax liabilities:
Depreciation and amortization	(16,300)	(10,700)
Other	(91,900)	(354,900)
Net deferred tax liabilities	(95,600)	(365,600)

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	2006	2005

Federal statutory tax rate	(35.0)%	35.0%
State taxes, net of federal benefit	(8.8)%	8.8%

Effective tax rate	(43.8)%	43.8%

NOTE 7.  LEASES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2008. Rent expense under these leases was $170,000 for the six months ended October 31, 2007.

Further minimum annual lease payments under operating lease agreements for years ended December 31 are as follows:

2005

$135,000

2006

  179,500

2007

  180,000

Total

$494,500

NOTE 8

.  STOCKHOLDERS’ EQUITY

On October 1, 2007, the Company acquired Telava Networks, Inc., a Nevada corporation (Telava” or the “Company”), pursuant to an Agreement and Plan of Reorganization dated September, 2007.  The acquisition was effected by the issuance of 958,134 shares of Series A Convertible Preferred Stock to the six shareholders of Telava in exchange for all of the 20,000,000 shares of Telava. An additional 400,000 shares of Series A Convertible Preferred Stock will be reserved for issuance to certain holders of Telava convertible notes. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of common stock.  Prior to the transactions set forth above, the Company had 10,306,745 outstanding shares of common stock.

NOTE 9.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2007, the Company had bank balances exceeding those insured limits of $507,496.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible account receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third party billing companies.  The Company is dependent upon these billing companies for collection of its accounts receivable.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to the acquisition of Telava Networks, Inc., certain holders of Telava Networks, Inc. convertible notes exchanged such notes for 400,000 shares of the issuer's Series A Convertible Preferred Stock. On November 7, 2007, all holders of the Registrant’s outstanding 1,358,134 Series A Preferred Shares voted to convert their shares into common shares.  On November 27, 2007, the Company's Articles of Incorporation was amended to increase the authorized common stock to 200 million shares and to change the name of the Company to Telava Networks, Inc. In December 2007 all shares of Series A Preferred Shares were converted into 134,813,400 shares of common stock. The conversion was exempt under Section 3(a)(9) of the Securities Act.

NOTE 12.  GOING CONCERN AND MANAGEMENT’S PLANS

The Company’s yellow pages division has continue to show steady stream of revenue. However, the wireless broadband business will be required to conduct significant research, development and testing activities which, together with the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to decrease operating profit for the next few quarters. Accordingly, there can be no assurance that the Company will continue as a going concern. The Company’s continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flow to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

SIX MONTHS ENDED OCTOBER 31, 2007 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2006

Revenue

Net Revenue for the six months ended October 31, 2007 and 2006 was $2,532,037 and $1,574,225, respectively. The increase in net revenue of $957,812, or 60.8% was mainly due to increase in Yellow Pages services customer base. The Company has also begun to have a small amount of revenues in 2007 from its wireless broadband businesses with some wireless companies such as Nextel West Corporation, XC Networks, Limited, Cellular South, Inc. and Transmission Agency of Northern America, Inc.

Gross Profit

Gross profit for the six months ended October 31, 2007 and 2006 was $1,732,801 or 68.4% and $970,747 or 61.7% of net revenue, respectively. Gross profit improved $762,054 or 78.5% mainly due to the favorable sales variance and decrease in call centers related costs.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for the six months ended October 31, 2007 and 2006 were $1,475,050 or 58.3% of net revenue and $983,890 or 62.5% of net revenue, respectively. The favorable variance was $491,160 or 49.9%.  Why?

Income from Operations

As a result of the above, Income from Operations for the six months ended October 31, 2007 was $257,752 or 10.2% to a loss of $13,143, or -0.8% of net revenue for the six months ended October 31, 2006.

The net income from operations for the six months ended October 31, 2007 of $242,923 is more than that of the 2006 period, $(11,519), as a result of the increase in sales and gross margin, offset by increases in general and administrative costs, bad debt expenses, and other expenses related to growth.  The Company incurred significant costs in connection with preparing to go public including auditing and legal costs, costs related to mergers and acquisitions.  The Company has been developing our wireless broadband businesses both internally and externally through acquiring assets for that business.  The Company expects such costs will increase in the future, although the rate of increase will depend on the infusion of capital available to fund expansion.

QUARTER ENDED OCTOBER 31, 2007 COMPARED TO QUARTER ENDED OCTOBER 31, 2006

Revenue

Net Revenue for the three months ended October 31, 2007 and 2006 was $1,234,461 and $814,699, respectively. The increase in net revenue of $419,762, or 51.5% was mainly due to increase in Yellow Pages services customer base and expansion plan in different regions especially the Qwest region.  The Company has also begun to have a small amount of revenues in 2007 from its wireless broadband businesses with some wireless companies such as Nextel West Corporation, XC Networks, Limited, Cellular South, Inc. and Transmission Agency of Northern America, Inc.

Gross Profit

Gross profit for the three months ended October 31, 2007 and 2006 was $760,457 or 61.6% and $484,911 or 59.5% of net revenue, respectively. Gross profit improved $275,546 or 56.8% mainly due to the favorable sales variance and decrease in call centers related costs.

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for the three months ended October 31, 2007 and 2006 were $1,102,728 or 89.3% of net revenue and $675,693 or 82.9% of net revenue, respectively. The favorable variance was $427,035 or 63.2% due to increase in personnel and other related office and benefits expenses.

Income from Operations

As a result of the above, loss from operations for the three months ended October 31, 2007 was $342,271 or -27.7% to a loss of $190,782, or -23.4% of net revenue for the three months ended October 31, 2006.

The net loss from operations for the three months ended October 31, 2007 of $354,000 is more than that of the 2006 period, $187,442, as a result of the increase in sales and gross margin, offset by increases in general and administrative costs, bad debt expenses, and other expenses related to growth.  The Company incurred significant costs in connection with preparing to go public including auditing and legal costs, costs related to mergers and acquisitions.  The Company has been developing our wireless broadband businesses both internally and externally through acquiring assets for that business.  The Company expects such costs will increase in the future, although the rate of increase will depend on the infusion of capital available to fund expansion.

LIQUIDITY AND CAPITAL RESOURCES

In calendar year 2008 and the remainder of the fiscal year ended April 30, 2008, the Company expects to continue the growth of its Yellow Pages business and also to prepare the launch of a significant increase in its wireless division. The Company has shareholders’ equity of $3.5 million and working capital of $1.5 million, which is adequate for its existing business. The expansion of its wireless broadband businesses is expected to require $100,000,000 over the next 24 months. Although some of these needs can be funded from operations, the Company will require significant infusion of cash, whether from equity or debt financings, in order to fund the expansion.

The Company needs to raise additional equity or debt financing and its ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s commitments, it may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital. In the event that the Company is unable to do so, we may be left without sufficient liquidity.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes. The Company bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition

The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers.  The Company recognizes revenue based on net billings accepted by the LEC’s.  Due to the periods of time for which adjustments may be reported by the LEC’s and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to the year-end for the initial billings related to services provided for periods within the fiscal year.  Customer refunds are recorded as an offset to gross revenue.

Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Account receivables and collection process

The Company provides billing information to third party billing company for the majority of its monthly billings. Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing company also applies holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates.  The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing company.  The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience.  The Company’s cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LEC’s and the billing company.  The Company processes its billings through the primary billing company.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. In connection with the change of control, and as a condition of the Merger Agreement, both of the officers of the Registrant resigned (consisting of Joseph Kristul and Maria Kristul) and all of the directors except for Mr. Kristul resigned, consisting of Messrs. Robert A. Forrester, Alex Rotzang,  J. Peter Gaskins, Paul Garrigues, and Dennis Orsi. None of these individuals provided any statement in connection with their resignation.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS - None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - "See Note 11 to Consolidated Financial Statements."

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

3.1   Amendment to Articles of Incorporation increasing authorized common stock.

3.2   Certifications, Baldwin Yung, CEO and CFO.

3.3   Certification pursuant to 18 U.S.C. Section 1350 of Baldwin Yung.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELAVA NETWORKS, INC.

Date:

December 20, 2007

By:

/s/ BaldwinYung

BaldwinYung

Chief Executive and Financial Officer

(hief financial officer and accounting officer

and duly authorized officer)