Form 10KSB
period 2007-12-31
TELAVA NETWORKS INC
filed 2008-06-09
CIK 1059579

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[]             Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended ______________

[x ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  May 1, 2007 to December 31 2007

TELAVA NETWORKS, INC.

(Name of small business issuer in its charter)

                California                                                                                                                                               94-2964195

(State or other jurisdiction of                                                                                          (IRS Employer Identification No.)

 incorporation or organization)

353 Sacramento Street, Suite 1500, San Francisco California                                                                       94111

 (Address of principal executive offices)                                                                                                             (Zip Code)

Issuer's telephone number:  (415) 321-3490

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, no par value

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation  S-B is not contained in this form, and no disclosure  will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: $5,680,570

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2008 was $60,877,399 based on a closing sale price of $0.41 on March 31, 2008.

                The number of shares outstanding of the issuer's classes of Common Stock as of June 5, 2008

Common Stock, no par value –                                                                                                          148,481,461 Shares

Transitional Small Business Disclosure Format           YES            NO   X

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                                                                 PART I

Item 1.    DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Telava Networks, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Telava Networks, Inc. (“Telava”) provides dedicated facilities as well as next generation fixed and mobile WiMAX broadband IP solutions to residence customers, small and medium businesses, public safety organizations, schools, local and state governments, and other consumers in various markets throughout its serving area.  Currently, the Company has three defined divisions comprised of Telava Wireless, Inc. (“Telava Wireless”), Telava Acquisitions (“Telava Acquisitions”) and Local Area Yellow Pages, Inc. and Local Info Pages, Inc. (“Telava Marketing”).  During the third quarter of 2008 the Company plans on adding a fourth division with the acquisition of IBFA Acquisitions Company, LLC (IBFA).  Together they address the corporate strategic growth initiatives and combine to provide marketing and operations services supporting last mile bandwidth delivery, Internet access, long distance options, VoIP telephony, DSL, cell phone packages, and IP applications, along with complete back office and customer care functionality.

The Company currently owns multiple microwave towers and is building a wireless broadband network, leveraging both licensed and unlicensed wireless frequencies as appropriate. With its own nationwide network footprint covering approximately 12 million people, as well as access to a licensed coverage area in major markets covering an additional 92 million consumers, the Company has significant market reach.

Local Area Yellow Pagesis an Online Business Directory and Service Provider. The Online Directory is a comprehensive and invaluable Business Portal that allows searchers to quickly access local and online business information, including instant maps, direct links to featured business websites, and other valuable tools and resources. Our website is continually updated and improved to ensure a simple and friendly experience for searchers through Local Area Yellow Pages' fast and user friendly portal.

Headquartered in Seoul, South Korea, Local Info Pages, Inc. (LIP), a wholly owned subsidiary of Telava Networks, Inc, is one of the leading direct marketing and business service companies in Korea. LIP connects advertisers to targeted audiences through its network advertising products and services. Through acquisition of website from Ttoore, LIP enables advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust the Company to deliver the best values in town via direct and online coupons. For advertisers, LIP offers business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

LIP offers brands that include:

  Ttoore– the familiar coupon advertising book reaching more than 72 million households and businesses in Korea.
  Ttoore.com – the trusted local coupon website consumers visit frequently for savings and values.
  Local114.co.kr– South Korea’s online yellow pages and business service provider enabling emerging enterprises with bundled solutions, including website development, internet advertising, and other member value-added services.

Background

Telava Networks, Inc. (“Telava” or the “Company”), a California corporation, was formerly known as Transnational Financial Network, Inc. (TNFN) and was a wholesale and retail mortgage banker which originates, funds and sells mortgage loans secured by 1-4 unit residential properties, principally in the San Francisco Bay Area, Southern California, and Arizona.

On August 6, 2007, TFN and Telava Networks, Inc., a Nevada corporation,  (“Telava Nevada”) entered into an agreement whereby the Company would acquire Telava Nevada and sell the Company's mortgage operations in consideration of the assumption of all outstanding obligations and indemnification of the Company for contingent liabilities.

Telava provides next generation fixed and mobile WiMAX broadband solutions to residences, small and medium businesses, public safety and other organizations in various markets through its network. The Company currently owns multiple microwave towers and is building a wireless broadband network, leveraging both licensed and unlicensed wireless frequencies as appropriate. With its own nationwide network footprint covering approximately 12 million people, as well as access to a licensed coverage area in major markets covering an additional 92 million consumers, the Company has significant market reach.

On October 1, 2007, the Registrant acquired Telava Nevada, pursuant to the above mentioned.  The acquisition was effected by the issuance of 958,134 shares of Series A Convertible Preferred Stock to the six shareholders of Telava in exchange for all of the 20,000,000 shares of Telava. An additional 400,000 shares of Series A Convertible Preferred Stock was subsequently issued to certain holders of Telava convertible notes valued at $40,000. Each share of Series A Convertible Preferred Stock was convertible into 100 shares of common stock; the Series A Convertible Preferred Stock was all converted to a total of 135,813,400 shares of common stock prior to December 31, 2007.

In connection with the acquisition, the Registrant issued shares of common stock in exchange for management options or to settle debt, as described in Item 4 below.  In consideration of $10.00 and the obligations assumed and indemnifications granted, the existing assets and liabilities outstanding prior to the acquisition of Telava Nevada have been assigned to and assumed by an affiliate of Joseph and Maria Kristul which has agreed to hold the existing entity harmless.  Further, that affiliate of the Kristuls has agreed to indemnify and hold Telava harmless for all unasserted claims existing on the date of the closing.

Also, in connection with the closing, the Articles of Incorporation of the Company were amended to change the name of the Company to “Telava Networks, Inc.” and to increase the number of authorized common shares to 200,000,000. The operations of the Company consist of the operations of Telava Nevada (formerly known as Local Area Yellow pages, Inc.) and subsidiary, Telava Wireless.

Risk Factors

Investing in shares of the Registrant’s common stock involves a high degree of risk. Before investing in its common stock, careful consideration will need to be given to the following risks, together with the financial and other information contained in this prospectus. If any of the following risks actually occur, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of its common stock would likely decline and all or a part of any investment could be lost. The main risks of the Company, in summary, are:

ž         Margins are thin in the initial stages due to network growth requirements and competitive pricing.  Opportunities must be effectively managed.

ž         Cost of capital investment in network build outs must be effectively managed.

ž         The Integrated Communications Provider (ICP) environment is evolving rapidly and is intellectual capital intensive.

ž         Some competitors are very large & well financed.

ž         Effective management of rapid growth scenarios & ancillary opportunities is a mandate.

Risks Relating to the Company

The Registrant is an early stage company with a history of positive net revenue, which is expected to continue for the foreseeable future.  However, at this stage of development, the Company is subject to the following risks:

ž         the results of operations may fluctuate significantly, which may adversely affect the value of an investment in its common stock;

ž         the Company may be unable to develop and deploy its network, expand its services, meet the objectives it has established for its business strategy or grow its business profitably, if at all;

ž         it may be difficult to predict accurately its key operating and performance metrics because of its limited operating history.

In addition, the stock market in general, and the market for shares of technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  The Registrant expects the price of its common stock will be subject to continued volatility. In addition, in the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation or shareholder derivative suits have often been instituted against those companies. Such litigation, if instituted against the Company, could result in substantial costs and divert its management’s attention and resources.

The Company Background

Telava Networks, Inc. (“Telava”) was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pagesto provide advertising and directory listings for small and medium sized businesses on its Internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On May 17, 2006, the Company formed Telava Wireless, Inc. as a subsidiary for the purpose of entering into mobile WiMAX broadband solutions.  On November 6, 2006, the Company acquired 40 microwave towers through its subsidiary Telava Wireless, Inc., see Note 10 for additional discussions.  On July 10, 2007, Telava amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“Telava”) for the purpose of launching the Telava networkthat provides the next generation fixed and mobile WiMAX broadband solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  Telava continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through June 30, 2007, nearly all of the Company’s revenues have been generated by its Yellow Pages business.

Telava Networks, Inc. (“Telava”) provides the next generation fixed and mobile WiMAX broadband solutions to residence customers, small and medium businesses, public safety organizations, schools, local and state governments, and other consumers in various markets through its network.   The Company has four defined divisions comprised of Telava Wireless, Inc. (“Telava Wireless”), Telava Acquisitions, IBFA and Telava Networks (NV) formerly known as Local Area Yellow Pages, Inc. and Local Info Pages, Inc. (“Telava Marketing”), which incorporates last mile network delivery capability as well as complete back office support and internal marketing capacity.

The Company currently owns multiple microwave towers and is building a wireless broadband network, leveraging both licensed and unlicensed wireless frequencies as appropriate. With its own nationwide network footprint covering approximately 12 million people, as well as access to a licensed coverage area in major markets covering an additional 92 million consumers, the Company has significant market reach.

As new and evolving technologies become available, ever-increasing market demand for bandwidth, continuing development of IP applications and the socio-economic and political drivers associated with technology convergence, provide the potential for significant customer and revenue growth.  The Company has created  vision and implementation strategies that will place Telava in the forefront of wireless deployment primarily in Tier II through Tier IV rural markets in the United States and select international markets.

As technology has evolved, a whole generation has lived with and anticipates an evermore efficient mobile connected lifestyle.  Telava believes there is appreciable potential in capitalizing on this trend and in evolving to become an integrated communications provider that includes delivery of wireless IP bandwidth delivery, Internet access, Voice over Internet Protocol (VoIP) telephony, IPTV, Video on demand and other bandwidth applications, including advertising, entertainment, education and public safety. Other complementary wireless solutions are designed to assist carriers and other service providers in meeting their network needs. These ancillary elements include: Collocation (terminal POP and Tower), back office support, marketing and sales support, Customer Premise Equipment, Network Design Services, Installation and Maintenance Outsourcing, Dispatch and a 24-hour Network Operations Center (NOC).

In combination, Telava’s strategic relationships with prominent manufacturers and other communication providers, enables the delivery of high-quality and versatile services through technology convergence, bundled applications and its advanced high-speed wireless infrastructure that reaches into alternate tier markets and rural locations. The Company’s management team has in-depth business and communications experience and is fully committed to outstanding customer care, quality of service and efficient and effective utilization of evolving technology. Additionally, the Company is actively involved in association with local communities to provide high-speed wireless broadband solutions in support of local education applications as well as “first responders” and public safety initiatives, including police, fire, emergency, city hall, libraries and local government needs.

Telava’s solution is designed to address this dynamic marketplace creating a potentially attractive investment opportunity. Quick time to market, robust applications, high throughput and quality service will be crucial for success. Assuming an early and enthusiastic funding commitment, Management is on schedule to achieve revenues of approximately US$25 million in early 2008. The Company projects revenues of approximately US$50 million in late 2008; US$115million in 2009, and US$200million in 2010.

Telava Networks is comprised conjointly of start-up components, as well as seasoned functional capability divisions, working together internally, as well as with external strategic partnerships, to provide full ICP solutions.  The Company has completed initial research, development and beta test marketing of its technology and applications, and is poised for full and aggressive deployment.

Due to the significant opportunity and time-sensitivity of this launch, the Company is seeking a minimum commitment of US$100 million to fund the continued implementation of the strategic business plan, comprising an Interim First Round of US$30 million and Subsequent Round of US$150 million.  The use of proceeds is comprised of the following categories: The first US$30 million will be used to acquire an international VoIP and Carrier company, to test-launch WiMAX implementation and deployment in Tier III, IV, V markets, and to acquire WISPs (Wireless Internet Services Providers) with strong revenue base through the strategic alliance program (SAP): The following US$150 million will be used to fund the  deployment of fixed and mobile WiMAX in 20 markets in the United States, especially in rural markets, and general corporate use.  The Company anticipates the development and deployment of a new network operating center to be fully operational by the end of 2008.

The Company Network Footprint

Telava owns microwave tower network components and has nationwide access to multiple microwave towers and more traditional network attributes including major carrier Points of Presence (POPs).  Incremental to these network assets including leased fiber capacity, Telava’s own microwave network is primarily located in alternate tier rural markets by circumstance and design.  Access to nonowned assets is through lease arrangements, strategic alliances, or reciprocal agreements, which provide interactive connectivity from Tier 1 cities out to our underserved secondary and tertiary markets.

A portion of Telava’s wireless network solution and applications consists of (i) P2P bandwidth delivery; (ii) multiple P2MP delivery; (iii) associated customer premise equipment (CPE); and (iv) IP specific applications including entertainment and business oriented data transfer.  The network is designed to be scalable as more access points and CPE are deployed.  With intelligent network design, there is no physical limit to the number of access points that can be deployed in metropolitan and/or rural markets thus providing for scaleable bandwidth capacity and local area coverage to meet individual market demands as they grow.  For P2MP deployment, access point radios currently have a service radius of approximately 15 to 30 miles depending on terrain.  Access point radios can be located nearly anywhere, including company owned towers, building roof tops, existing cellular sites, paging or television towers, water tanks, or even unique clandestine locations, such as inside church steeples.  Current CPE access is through rooftops, side-of-building or through wireless modems located inside customer locations.  It is expected that these options will expand as technology convergence and new technology opportunities are available.

Our financial trigger-point model initiates capital investment, when appropriate, to migrate “off-net” customers to the Telava network as it becomes cost effective.  The model defines the revenue required to warrant capital investment and still maintain positive cash flow.  Margins can increase from 33% to over 70% when the network is fully owned, as opposed to being leased.  The model also identifies recurring and non-recurring costs, and includes overhead, training, and sales expenses.

Due to the rapid and positive evolution of factors that continue to encourage growth in the communications sector, along with the acquisition opportunities that lend themselves to the current environment, Telava has projected a substantial increase in its customer base and top line revenue, and expects to maintain positive EBITDA.  The map below (Figure 1) shows a representative wireless network footprint and identifies access to fiber capacity and reciprocal wireless networks.

Figure 1: Telava Footprint

In addition to the Telava footprint, the Company has access to multiple network components as well as to 2.3 GHz licensed spectrum in the southeast of the U.S.

Company Structure

Telava is currently operating with all activities fully integrated in an interim structure to take advantage of the strategic, economic and efficient communications links indicative of a lean, flat organizational structure can offer in the early growth stages.  The current Telava organizational structure will have modifications as the organization grows.  In the interim, management of all operations is cross-functionality integrated to provide the most effective utilization of all resources.

Ultimately, potential divisional structure could include up to four (4) defined operating divisions: Telava Wireless, Telava Acquisitions, IBFA, and Telava Marketing.  The Company’s four (4) divisions are detailed as follows:

Telava Wireless:

ž         40 carrier-grade micro-wave tower assets in select markets

ž         24/7 Network Operating Center (NOC) located in San Francisco, California

ž         Tower network capability in multiple states

ž         Marketing, engineering and operations personnel are headquartered in San Francisco, California

Telava Acquisitions:

ž         Currently have a signed LOI for an incremental ($6m) in revenue and evaluating 7 additional acquisition candidates

ž         Proactive development of strategic alliance partnerships

ž         Projected revenues of approximately US$89 million in 2008; US$120 million 2009, and US$153 million in 2010

IBFA:

ž         Provides VoIP and 1+ long distance, 800 numbers, Internet access, calling cards, dedicated DSL & T1 connectivity, and other products and services to two major affinity groups

ž         New products and services include IP applications such as IPTV, VOD, IP Phone, and other bandwidth driven products

Telava Marketing:

ž         Over 14M business database

ž         Over 30,000 active business customers

ž         Strategic partnerships with major LEC’s, including Verizon, AT&T, and Ameritech and member of the Better Business Bureau

ž         Placed more than 150 million phone calls and over 1,500 seats available in multiple languages

The Company Spectrum Availability

Telava will utilize the FCC approved licensed-exempted and licensed spectrums.  The Company has already secured a 2.3 GHz spectrum license agreement with BellSouth Corporation for the entire southeastern U.S. and is in discussions to gain access to additional spectrum in 2.3 GHz and 700 MHz licenses in the U.S.  The current licensed spectrum lease agreement gives the Company access to the cities listed in Table 1 below:

Table 1:  BellSouth 2.3GHz Spectrum Licensed lease agreement Cities

MEA	Name of MEA	Block	Name of Licensee
ME07	CHARLOTTE-GREENSBORO-GREENVILLE	A	BELLSOUTH WIRELESS CABLE, INC.
ME07	CHARLOTTE-GREENSBORO-GREENVILLE	B	BELLSOUTH WIRELESS CABLE, INC.
ME08	ATLANTA, GA	A	BELLSOUTH WIRELESS CABLE, INC.
ME08	ATLANTA, GA	B	BELLSOUTH WIRELESS CABLE, INC.
ME09	JACKSONVILLE, FL	B	BELLSOUTH WIRELESS CABLE, INC.
ME10	TAMPA– ST.PETERSBURG – ORLANDO	A	BELLSOUTH WIRELESS CABLE, INC.
ME10	TAMPA– ST.PETERSBURG – ORLANDO	B	BELLSOUTH WIRELESS CABLE, INC.
ME11	MIAMI, FL	A	BELLSOUTH WIRELESS CABLE, INC.
ME11	MIAMI, FL	B	BELLSOUTH WIRELESS CABLE, INC.
ME22	KNOXVILLE, TN	A	BELLSOUTH WIRELESS CABLE, INC.
ME23	LOUISVILLE– LEXINGTON – EVANS	A	BELLSOUTH WIRELESS CABLE, INC.
ME23	LOUISVILLE– LEXINGTON – EVANS	B	BELLSOUTH WIRELESS CABLE, INC.
ME24	BIRMINGHAM, AL	B	BELLSOUTH WIRELESS CABLE, INC.
ME25	NASHVILLE, TN	A	BELLSOUTH WIRELESS CABLE, INC.
ME25	NASHVILLE, TN	B	BELLSOUTH WIRELESS CABLE, INC.
ME26	MEMPHIS– JACKSON, TN	B	BELLSOUTH WIRELESS CABLE, INC.
ME27	NEW ORLEANS– BATON ROUGE, LA	A	BELLSOUTH WIRELESS CABLE, INC.
ME27	NEW ORLEANS– BATON ROUGE, LA	B	BELLSOUTH WIRELESS CABLE, INC.
RE02	SOUTHEAST	C	BELLSOUTH WIRELESS CABLE, INC.
RE02	SOUTHEAST	D	BELLSOUTH WIRELESS CABLE, INC.
RE04	MISSISSIPPIVALLEY	C	BELLSOUTH WIRELESS CABLE, INC.
RE04	MISSISSIPPIVALLEY	D	BELLSOUTH WIRELESS CABLE, INC.

Employees

Telava has 45 employees, 38 of which are full time and none of which are represented by a labor union.

Property

Telava subleases 11,000 square feet of office space in two modern office buildings in San Francisco and in Seoul, Korea from a company associated with its Chief Executive Officer. Theses spaces function as the administrative offices.

COMMUNICATIONS TECHNOLOGY

“Last Mile” is a phrase used to describe customer connectivity of a voice or data transmission path to the network.  For 100 years, last mile service was the exclusive domain of the local telephone company, but deregulation changed that.  Now multiple virtual local operators, wireless companies and cable and satellite companies provide last mile connectivity for data and voice.  More changes are in store as the convergence of technology evolves and new wireless technologies, like 802.16 WiMAX, are implemented.  This is a brief review of the various last mile technologies, as an aid to readers in understanding this strategic business plan.

Voice Communications

Since the invention of the telephone, voice communications has used dedicated circuit-switched voice networks.  Circuit-switching allocates a line, or circuit, to a single call for the duration of that call. Early circuit-switching was made manually by telephone operators, who were first replaced by automated electromechanical and then by digital telephone exchanges, which connect circuits based upon the number dialed by the caller.

During the past twenty years, wireline telephones have been augmented by mobile phones, which communicate wirelessly with a nearby base station.  Each base station is connected to the public telephone system, the “backhaul” connection, either by copper or fixed wireless transmission.  Mobile telephones operate on cellular networks, meaning that each operator’s coverage area is divided into a number of cells, each with its own base station. The coverage area of each cell varies based upon numerous factors, including:

ž         Power of the signal being transmitted

ž         Terrain: mountains, valleys and tall buildings reduce signal range necessitating smaller cells

ž         Frequency of the transmission: higher frequencies have shorter range

ž         Likely peak demand of the population being supported

ž         Bandwidth allocated to the operator

More frequency spectrum creates more system capacity, enabling more simultaneous users to be supported. In the United States, signal power, frequency allocation and base station locations are all controlled by the Federal Communications Commission (“FCC”).

A key element of a wireless network is seamless hand off between cells, so that a mobile phone user traveling between cells can continue a conversation uninterrupted as they move from one cell to the next.  First-generation (1G) mobile phones introduced in the 1980s were large, high power analog devices.  Second generation mobile phones (2G) introduced in the 1990s used digital signal modulation and lower power to support more users, albeit with a reduction in range and often call quality.  2G operators divide their FCC-allocated bandwidth into carriers, then into channels and, finally, into slots.  This channelization is accomplished by air interface equipment at the base station using one of three basic methods:

ž         Frequency Division Multiple Access (FDMA)

ž         Time Division Multiple Access (TDMA)

ž         Code Division Multiple Access (CDMA)

The combination of different channelization methods and diverse frequencies are the reasons that a single mobile phone will not work on all networks in all countries.

Data Communications

The widespread adoption of computers by both business and government entities during the past forty years has created tremendous demand for digital data communications.  Initially, networks were built from point-to-point connections using modems to transmit digital data over the existing analog telephone infrastructure at very slow data rates.  To address increasing demand for data communications services, telephone companies began selling digital circuits at a variety of data rates, from copper T1 connections providing 1.54 Mbps up to fiber optic OC-192 connections providing 622 Mbps.

Academic, military and business Wide-Area Networks (“WAN”) had existed for many years.  The advent of the Internet in the 1990s created the first open public WAN and massive incremental demand for data communications from both private and business users.  The TCP/IP communications protocol has been essential to the success of the Internet.  Historically, computer companies, such as IBM and DEC, defined proprietary communications protocols that only their equipment used, forcing business users to select computer products from a single vendor in order to ensure that they worked together.  The advent of TCP/IP changed the model by enabling equipment and software from one vendor to talk with equipment and software from any other vendor.

TCP/IP is a packet switched protocol, meaning that the data to be communicated is broken up into small packets, each of which is sent separately across the network to be reassembled at its destination. TCP/IP packet switching provides a number of advantages over circuit switching:

Network circuits are no longer tied up by a single user for the duration of a conversation.  Each packet is very small and can be transmitted quickly, followed by a packet from another user, or process.  With a fast enough connection each user, or process, achieves results similar to a dedicated connection.

A Packet specifies its destination, not the means by which it should get there.  In fact, all trips across the Internet take multiple ‘hops’ where a packet is sent via several intermediate locations before reaching its final destination.  At each hop, the next hop is determined by intelligent network routers from multiple possible routes providing both redundancy and scalability.

Broadcast Communications

A broadcast signal delivers the same content to a broad audience simultaneously. Terrestrial wireless radio introduced commercial broadcasting, followed some years later by television.  In both cases, a signal broadcast from a transmission tower is received by a broad audience within the tower’s coverage area using an antenna. Multiple signals are transmitted by different broadcasters to the same audience on different frequencies and each listener/viewer selects which broadcast they wish to receive by filtering out the unwanted frequencies using a radio or television tuner.  In order to provide live national coverage, television broadcasters began using satellites so that a single signal could be sent to multiple broadcast towers simultaneously, which, in turn, transmit the signal to local audiences.  In order to maximize advertising revenue, broadcasters sell media slots at national and local levels by overlaying a national satellite feed with a local feed.

Cable television companies have made significant last-mile infrastructure investments during the past twenty years, installing coaxial cable to every house in their service area.  They aggregate many live and off-air video feeds either by satellite or high-speed wireline data communications, and deliver those feeds to the viewer’s cable decoder. Unlike broadcast television, cable networks are bi-directional enabling the cable company to remotely monitor the set-top box and viewers to make interactive requests such as pay-per-view.  The figure 3 shows representation of the broadcast communications functionality:

Figure 3. Broadcast communications

Satellite television eliminates the need for local terrestrial re-transmission of the signal by sending it directly to the consumer’s satellite dish.  The advent of high-power satellites has enabled broad consumer adoption by reducing the price of service and the diameter of consumer satellite dishes.  Satellite last mile delivery is often unidirectional, requiring the viewer to use a telephone line to send pay-per-view requests to the satellite broadcaster.

Network Convergence

The wide array of voice and data communications options available today cause businesses and consumers to purchase multiple single-purpose communications devices and services to complete their daily tasks.  Workers typically have a personal computer connected to the company Local Area Network (“LAN”), which, in turn, is connected to the Internet.  In addition, there is a phone per employee connected to a company Private Branch Exchange (“PBX”), which is, in turn, connected to the public telephone system.  Many companies also provide cell phones and laptops to mobile employees.  Most consumers have a telephone, a mobile phone, radios, televisions, cable or satellite television tuners, a home computer, an ISP account and, increasingly, a cable or DSL modem.  In each case, there is an expensive duplication of voice, data and broadcast infrastructure.

Network convergence is becoming reality: mobile phones now receive email, PDAs include cellular voice and data connectivity, cordless phones switch to cellular networks when out of range, laptops support video conferencing, televisions and computers have been integrated into a single device, and even the refrigerator has not escaped being Internet enabled by Korean electronics company LG. The goal of network convergence is to provide access to voice, data and broadcast services simultaneously from a single network connection using a single network protocol, TCP/IP.

Figure 4: Network Convergence

Convergence will reduce costs, simplify networking, and encourage creativity with a host of new network connection products.  Voice over IP (“VoIP”) has been used between computers for some time, but broad adoption has been delayed for a number of reasons, including:

The widely deployed TCP/IP v4 guarantees neither the delivery order of data packets nor Quality of Service (“QoS”).  This is an issue for voice communications where it is important that there is low latency.

TCP/IP v4 was never conceived to support the number of connected devices being deployed and it will run out of addresses in the not too distant future.

TCP/IP provides no native security.

Although many technical shortcomings have been addressed in TCP/IPv6, the existing networking infrastructure investment means that it will take time before there is widespread Ipv6 support.  In spite of these limitations, both AT&T and Verizon have announced that they will launch consumer VoIP service soon, and many corporate networks have been using point-to-point VoIP for some time. Network convergence will be a reality within the next decade and will have a profound impact on the communications as network access devices; content and value added services are unbundled.  The Company is already witnessing this as represented below:

ž         Established television broadcasting networks focus on content creation, licensing their original programming to various cable and satellite companies for distribution

ž         AOL and MSN are selling content packages to consumers who have broadband network access provided by their local phone or cable company

ž         Music and movies are being sold and delivered online as content providers are forced to embrace the compelling distribution economics of the Internet, comforted with more robust digital rights management

Telephone companies, currently being forced to eliminate the distinction between local and long distance calls, will rethink their international calling model as an increasing population of VoIP users call anywhere in the world at little or no charge.  Telephone hardware vendors are facing stiff competition from IP networking companies and network convergence is providing businesses and consumers with an increasing number of network options that best suit their needs and budget.

Broadband

While TCP/IP has become the universal communications protocol there will be no standardization of the physical communication medium.  In fact, there is an increasingly wide variety of wireline and wireless technologies catering to specific requirements and environments. The major categories are listed in Figure 5.

Figure 5. Last

Wireline

Wireline access provides reliable and cost effective means of broadband service for the majority of home and business users.  For consumers there is little to choose between cable and ADSL.  In both systems network operators have restricted upstream performance to limit the systems usefulness in a business environment. DSL service provides symmetric upstream and downstream capabilities and is aimed primarily at small business users.  Medium size businesses typically installed T1 to T3 lines providing a symmetrical throughput from 1.5 Mbps to 44 Mbps.  During the past several years the similar performance of DSL offerings has placed strong downward pressure on the price of T1 lines.

Fiber optic connections provide the highest throughput of any available technology.  They were originally developed to provide backhaul capabilities for network providers, but are increasingly being used by large or highly network intensive businesses such as a web hosting and video conferencing.

Wireless – Satellite

The majority of commercially available satellites are geostationary, meaning that they are in synchronous orbit 22,300 miles above the Earth, usefully enabling fixed ground based transponders to always point at the satellite.  Historically, satellites have been used for long range telecommunications backhaul, such as transatlantic voice conversations and national broadcasts of live events, but they are increasingly being positioned as a last mile broadband technology.  Service providers, such as Intelsat, provide high data rate connections to business users.  For consumers, last mile satellite fares less well, because consumer satellite dishes are significantly less powerful than the satellite operators’ transponders for both cost and licensing reasons.  This creates heavily asymmetrical data rates and, in some cases, there is no upstream capability at all.  One of the natural advantages of satellite communications is the broad footprint cast by a geostationary satellite enabling cost effective coverage in sparsely populated areas, over oceans and in the air.

Wireless – 2.5G and 3G cellular

Smartphones, connected Personal Digital Assistants (“PDAs”), laptops and network operator’s desire for incremental revenue are driving demand for higher speed mobile data services.  The global rollout of 3G cellular technology, which promises mobile data rates of up to 2 Mbps, was expected several years ago, but didn’t materialize due to high spectrum licensing fees extracted from prospective 3G operators.

During the 1990s, the majority of the world standardized on the European developed GSM standard for 2G phones, the notable exceptions being the United States and Japan. GSM, which is used by over 70% of subscribers worldwide, uses TDMA over three frequency bands: 900 MHz, 1,800 MHz and 1,900 MHz. In order to begin addressing demand for cellular data services, European operators began deploying 2.5G solutions to cost-effectively upgrade existing 2G base stations, to provide data rates comparable with dialup modems.  In parallel with the rollout of 2.5G services, market leaders Ericsson and Nokia developed hybrid 2.5G/3G handsets and base stations to enable a smooth transition from GSM/GPRS to the 3G WCDMA system.

In contrast to the Europeans, United States cellular operators deployed a variety of incompatible 2G technologies ensuring that phones from each operator would only work with that operator’s network.  During the last few years, faced with increasing demand for data services and no clear migration path from existing proprietary systems, United States cellular operators began deploying GSM/GPRS networks.  Users can now use the same handset on multiple domestic and international networks.

Wireless – 802.11 WiFi

802.11b is a widely deployed Wireless Local Area Network (“WLAN”) technology, which provides connectivity between two peer devices, or between multiple devices and an Access Point (AP) at speeds varying between 1 Mbps and 11 Mbps with a range of up to 300ft.  The effective data rate is dependant upon the distance between devices and the number and density of any physical barriers between them. 802.11g operate in the same crowded 2.4GHz frequency band as 802.11b using three non-overlapping channels.  This makes both 802.11b and 802.11g interference prone.  The advantage of 802.11g is that it provides a notional maximum data rate of 54 Mbps, but backward compatibility with 802.11b devices and interference typically reduces this rate substantially.  802.11a is more likely to deliver 54 Mbps because it operates in the 5.2 GHz spectrum and uses sophisticated OFDM modulation which is less susceptible to interference.  The downsides to 802.11a are that the device range is typically half that of 802.11b/g and the devices are more expensive.

There has been some confusion between 802.11 and 2.5G/3G cellular data services.  In reality, the technologies are designed to accomplish very different tasks: 802.11 is a short range, high speed local area network replacement with high power consumption making it impractical for very small devices.  Conversely, 2.5G and 3G cellular data networks provide lower peak data rates, but offer long range coverage with seamless cell-to-cell connection transfer and low power consumption required for small devices.

Wireless – Bluetooth PAN

A Personal Area Network (“PAN”) enables multiple devices within close physical proximity of the user to communicate wirelessly.  Bluetooth has become synonymous with PANs, although it was originally conceived by Ericsson to eliminate the wiring between computer peripherals and to replace fragile line-of-sight infrared.  Bluetooth v1.1 operates in unlicensed 2.4 GHz spectrum, has a maximum range of about 10 meters and supports a data rate of 0.92 Mbps (USB v1.1 communicates at 1.5 Mbps).  Most importantly, Bluetooth chipsets are cheap; prices have fallen to about $5 as production volume has increased.  Over 2,000 device manufacturers now support Bluetooth and almost all new mobile phones and PDAs incorporate it.

Wireless – 802.16 WiMax

802.16 is designed as a Metropolitan Area Network (MAN) technology and has a range of up to 30 miles, providing symmetrical data rates as high as 100 Mbps.  While a primary market for this technology is the provision wireless backhaul from 802.11 access points, it can also provide wireless last mile service to both fixed and mobile users.  In an effort to drive sales of portable electronic devices using its chips, Intel has become a leader in developing WiMAX chips for telecommunications infrastructure providers.  The radio equipment required to support 802.16 currently consumes more power and costs significantly more per node than WiFi configurations.

Item 2.    DESCRIPTION OF PROPERTY

Telava leases 11,000 square feet of office space in two modern office buildings in San Francisco and in Seoul, Korea from a company associated with its Chief Executive Officer. Theses spaces function as the administrative offices. We believe this space is adequate for the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

On March 4, 2008, MobilePro Corporation filed a complaint with the Circuit Court of Madison County, Mississippi, against the Registrant alleging that the Registrant has breached a purchase agreement, entered on or around June 26, 2007, in connection with the sale of MobilePro’s interests in Kite Broadband, LLC, Kite Networks, Inc. and Neoreach, Inc. to the Registrant. The plaintiff has not specified any amount for damages.

Our management and legal counsel have reviewed the probable outcome of this proceeding, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceeding cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result will not have a material adverse effect on our liquidity, financial condition or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

The Company's common stock was listed on the American Stock Exchange (AMEX) and traded under the symbol TFN until it was delisted on June 29, 2007. From June 29, 2007 to December 10, 2007 our symbol was TRFN.PK. The common stock became listed under the symbol TLVA.OB on the OTC Bulletin Board on December 11, 2007 following the acquisition of Telava Nevada.

The following table sets forth the high and low daily closing price, as reported by the American Stock Exchange, Pink Sheets LLC or the OTC Bulletin Board for the quarterly periods indicated during the years ended December 31, 2007 and 2006.

2007                                                        High                                       Low

First Quarter                          $              1.50                         $              0.40

Second Quarter                    $              0.63                         $              0.30

Third Quarter                        $              1.02                         $              0.10

Fourth Quarter                      $              1.02                         $              0.25

2006                                                        High                                       Low

First Quarter                          $              0.45                         $              0.24

Second Quarter                    $              1.26                         $              0.31

Third Quarter                        $              1.15                         $              0.69

Fourth Quarter                      $              1.45                         $              0.60

As of December 31, 2007 there were 68 record holders of Company common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable.

Company repurchases of common stock during the year ended December 31, 2007.

There were no Company repurchases of common stock during the year ended December 31, 2007.

Equity Compensation Plans

None.

Sales of Unregistered Securities during the year ended December 31, 2007

On October 1, 2007, the Company issued 958,134 shares of its preferred stock in exchange for 100% of the total issued and outstanding shares of Telava Nevada to six persons, including 5 persons who are officers and/or directors. On November 9, 2007, the Company issued 400,000 shares of its preferred stock to six persons in exchange for conversion of debt totaling $40,000. On November 27, 2007, the Company converted all of the 1,358,134 shares of its preferred stock into 135,813,400 shares of its common stock On October 1, 2007, the Company issued 200,000 shares of its common stock to one person for services rendered valued at $204,000.  The shares were issued as a finder’s fee in connection with the reverse merger.

During October and November 2007, the Company issued a total of 450,000 shares of its common stock for conversion of debt totaling at $450,000. These share were issued to holders of convertible debentures.

On December 21, 2007, the Company issued 800,000 shares of its common stock to a director for services rendered valued at $376,000.

The Company believes all of the above transactions are exempt under Section 4(2) as a transaction not involving a public offering. No public solicitation or advertising was employed and there was no underwriter.

Change of Control

There have been no unreported changes of control.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006

On October 1, 2007, Televa Networks, Inc., a Nevada corporation, (“TelavaNV”) acquired TransNational Financial Networks, Inc., a California corporation, (“TelavaCA”), via reverse merger.  The acquisition was effected by the issuance of 958,134 shares of Series A Convertible Preferred Stock to the six shareholders of TelavaNV in exchange for all of the 20,000,000 shares of TelavaNV.  An additional 400,000 shares of Series A Convertible Preferred Stock was subsequently issued to certain holders of TelavaNV convertible notes valued at $40,000. Each share of Series A Convertible Preferred Stock was convertible into 100 shares of common stock; the Series A Convertible Preferred Stock was all converted to a total of 135,813,400 shares of common stock prior to December 31, 2007.

The acquisition of TelavaNV represented a change in control of our company. For accounting purposes, this change in control constitutes a re-capitalization of TelavaNV, and is accounted for as a reverse merger whereby the legal acquiror, TelavaCA, is treated as the acquired entity, and the legal subsidiary, TelavaNV, is treated as the acquiring company with the continuing operations. Accordingly, the historical financial information of TelavaNV, Telava Wireless, and LIP constitutes the Company's historical financial information prior to October 1, 2007 and the combined operations of the TelavaNV, TelavaCA, Telava Wireless and LIP (the “Company”) are reported from October 1, 2007 forward.

Our net sales for the year ended December 31, 2007 was $5,680,570, an increase of 83% when compared to the net sales of $3,099,342 for the year ended December 31, 2006.  A significant part of our net sales in 2006 and most of 2007 were from the Local Area Yellow Pages business; our wireless business had minimal sales in the latter part of 2007.  The increase in sales was primarily derived from purchase of the intangible asset from the Korean business, TTtoore Company, which we acquired on January 3, 2007. At the time of acquisition, Ttoore’s business was not significant in comparison with the Company. We now have a strategic partnership with a major Korean telecommunications company which is important to our growth in Korea.

The cost of sales for the years ended December 31, 2007 and 2006 totaled $2,039,708 and $1,003,070, respectively.  The increase of 103% in 2007 was due tocosts incurred due to the increase of overall sales.

Our gross profit was $3,640,862 for the year ended December 31, 2007 and $2,096,272 for the year ended December 31, 2006.  The gross profit increased by 74% from 2006 to 2007 due to increase in sales.

Our total operating expenses increased by 100% from the year ended December 31, 2006 to 2007 due to the addition of overall employees and expenses associated with market expansion and sales growth in TelavaNV and LIP.  The depreciation and amortization expense for the year ended December 31, 2007 was $158,510 which was a 175% increase when compared to the prior year expense of $57,564 for the year ended December 31, 2006.  We had commissions and consulting expense of $454,163 and $149,923 for the years ended December 31, 2007 and 2006 respectively, which was an increase of 203%.  The increase in commissions and consulting expense was primarily caused by engaging more human resources agencies to hire qualified employees.

Expansion of the wireless business will require a significant amount of capital. We estimate the capital need to be approximately $30 million, to be used primarily for building infrastructure and integrating infrastructure with our existing wireless assets. Our market area is the smaller metropolitan area (less than 100,000 population) which is currently underserved by current broadband solutions.  We have engaged ThomasLloyd Capital LLC as our financial adviser to assist us in acquiring businesses in the wireless industry as well as to assist us in raising capital, but no agreements for specific capital raises have been entered into.

In connection with the sale of the mortgage division, the purchaser agreed to assume all the liabilities related to that business. There are $1,650,000 in subordinated convertible debentures (convertible at $1.00 per share) remaining outstanding from the mortgage division.  As of the date of this filing, the convertible debentures are in default. The convertible note payable of $1,650,000, has defaulted due to failure to make interest payments, the terms of the note payable state that upon default the holder may declare the entire unpaid principal balance immediately due and payable without any further notice, demand or presentment and may exercise, without any further notice, demand or presentment.

On January 16, 2008, Telava Acquisitions Corporation, a wholly owned subsidiary, announced that it has signed an agreement to acquire IBFA Acquisition Company, LLC (IBFA). The operations will continue to be under the auspices of a Management Agreement between the two entities until all regulatory transfer of licenses has been completed. IBFA began operations in 1995, and is a licensed Competitive Local Exchange Carrier (CLEC), long distance provider, and Internet Service Provider (ISP) based in the Midwest.  The Company anticipates the deal to be closed by the third quarter of 2008 pending the completion of the audit and regulatory transfer of licenses.

The report of our independent registered public accounting firm included in this Transition Report on Form 10-KSB contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As a result of our losses to date, the fact that our current liabilitiesexceed our current assets,  that we lack sufficient cash to sustain operations for the next 12 months, and our need for capital to carry out our business plan, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December  31,  2007 consolidated  financial  statements included herein an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Derivatives

None.

Critical Accounting Policies

Stock Based Compensation:  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  SFAS-123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Revenue Recognition:

TelavaNVand LIP:  The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service.

LEC Billing:  When a customer subscribes to the Company’s service, an electronic customer file is created which is the basis for the billing.  The Company submits gross billings electronically to third party billing aggregators. These billing aggregators compile and format electronic customer files and forward the billing records to the appropriate LEC’s.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LEC’s collect the Company’s billing and remit amounts to the billing aggregators, which in turn remit funds to the Company.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

Customer refunds:  The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds are reserved and charged against gross revenue.

Non-paying customers:  There are customers who may not pay the fee for our services even though the Company believes they are valid subscribers.  Included in cost of services is an accrual for estimated non-paying customers that are recorded at the time of billing.

Dilution:  The Company recognizes revenue during the month for which the service is provided based on net billings accepted by the billing aggregators and recognizes revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LEC’s, are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

Fees:  Both the billing aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

Revenue for billings to certain customers are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections.   The Company continuously reviews this estimate for reasonableness based on its collection experience.

Telava Wireless:  Leasing revenue for towers are recognized on a monthly basis based on the terms and conditions of the lease agreements.

LIP:  Printing revenue for coupon books are recognized as services are performed.

Foreign Currency Adjustments:  The financial position and results of operations of the Company’s foreign subsidiary, LIP, is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.  Foreign currency translation adjustments resulted in losses of $3,435 and $136, respectively.

Item 7.    FINANCIAL STATEMENTS

Our financial statements are appended to the end of this report.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 28, 2008, Telava Networks, Inc. (the “Registrant’) received the resignation of its independent registered public accounting firm, Bedinger & Company (“Bedinger”), which was effective February 20, 2008.

Bedinger performed the audit of the financial statements of Transnational Financial Networks, Inc. (former registrant) for the fiscal years ended April 30, 2007 and 2006. During these two fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with Bedinger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bedinger, would have caused it to make reference thereto in its reports on the financial statements for that year.  The audit reports of Bedinger for the fiscal years ended April 30, 2007 and 2006 of Transnational Financial Networks, Inc. did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to Transnational Financial Networks, Inc.’s ability to continue as a going concern.  During the two years ended April 30, 2007 and 2006 and the subsequent interim period through February 27, 2008, neither the Registrant (nor anyone on its behalf) consulted with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-X. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The resignation of Bedinger was received by the Board of Directors and the decision to change independent registered public accounting firms was approved by the members of the Board of Directors of the Registrant.

The Registrant provided Bedinger with a copy of this Current Report and has requested that it furnish the Registrant with a letter addressed to the Securities & Exchange Commission stating whether it agrees with the above statements. A copy of that letter was filed as Exhibit 16.1 to a Current Report on Form 8-K dated February 28, 2008.

.

On February 27, 2008, the Registrant engaged De Joya Griffith & Company, LLC as its new independent certified public accounting firm to audit the Registrant’s financial statements for the fiscal year ended December 31, 2007. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-X Item 304(a)(2). The Registrant has previously filed a Current Report on Form 8-K dated January 22, 2008 in which it provided notice of its election to change the closing date of its fiscal year from April 30 to December 31.

Item 8A(T).           CONTROLS AND PROCEDURES.

The Registrant has changed its year end from April 30 to December 31 to match the fiscal year of its operating subsidiary.

Management’s annual report regarding internal disclosure controls and procedures

Beginning in the fiscal year ended December 31, 2007, we became obligated to establish and maintain adequate internal disclosure controls and procedures. We also became obligated to evaluate, on a quarterly basis, the effectiveness of the Company’s internal disclosure controls and procedures, and to disclose the results of those periodic evaluations in the quarterly and annual reports we file under the Exchange Act from that date forward.

We re-evaluated the effectiveness of the Company’s internal disclosure controls and procedures as of the date of this report with the participation of Baldwin Yung, who, as of the date of this report, was the Company’s Chief Executive Officer, President and Chief Accounting Officer. Based on that evaluation, he concluded that as of the date of this report, the Company’s internal disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it will subsequently file or submit to the SEC will be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of December 31, 2007 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Item 8B.  OTHER INFORMATION

Not Applicable.

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of Telava Networks, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

The following persons became officers and directors October 2007, except for Mr. Kristul who continues as a director since 1985.

Baldwin Yung– President and Chief Executive Officer and Chief Financial Officer

Baldwin Yung, age 36, has been President, CEO and CFO of Telava since inception.  Mr. Yung is an experienced venture capitalist and finance executive who has raised funds in both debt and equity for publicly and privately-held companies.  He is also a successful entrepreneur, having co-founded a publicly-traded interactive multimedia and data management company- DigiLava, Inc.  Earlier in his career, Mr. Yung worked for global public accounting firms, such as Price Waterhouse Coopers, L.L.P., PKF International (previously known as Pannell, Kerr & Forster) and Worldwide CPAs, specializing in external audits and financial advisory services.  He has provided management consulting services to small to medium-sized start-ups and early-stage companies in various sectors including technology and telecommunications.

Mr. Yung has a Bachelor of Arts degree in Accounting from University of Oregon. He is a member and was appointed as the Honorary Chairman of the Business Advisory Council of the State of California and was awarded 2005 Businessman of the Year.

Ray Powers– Executive Vice President

Dr. Ray Powers, age 61, has been Vice President of Telava since 2006. He has over 40 years of progressive technology and business leadership experience beginning with 30 years at AT&T/US West, followed by accomplishments in non-regulated companies and start-up through IPO entrepreneurial environments. Prior to involvement with Telava Networks, Dr. Powers served as Chief Operating Officer and Executive Vice President of International Communications Group, Inc., a microwave back-haul wholesale carrier that owned nearly 460 wireless transmits sites throughout the U.S.; as President & CEO of ICG, which provided telecommunications, technology management, and project management consulting; President & CEO of Compass Corporate Holdings which owns subsidiaries that provide CLEC, IT services, and wholesale international voice and data carrier services; as Senior Vice President and COO of American MetroComm Corporation, a CLEC providing local, long distance and a broad range of telecommunications services; and Vice President of Technology Management at Dade Behring International Inc., serving in an M&A environment, responsible for technology integration activities worldwide.

As a senior executive at AT&T/US West, Dr. Powers directed the Corporate Project Management group, served on the strategic planning board (Cabinet), and was responsible for evaluation of new technology products.  He has had extensive involvement with the Project Management Institute (PMI), served as the Director of Standards for the Institute, and is a Certified Project Management Professional (PMP).  Dr. Powers has served on the faculty of the graduate degree programs at the University of Phoenix and at Keller Graduate School of Management, and on the University of Phoenix Advisory Board.  He has a Bachelor of Science degree in Business Management from Arizona State University, an MBA in Technology Management from the University of Phoenix, and a Doctorate Degree in Education specializing in leadership and technology convergence.

Chris Chen– Executive Vice President

One of the founders of Telava Marketing, Chris Chen, age 49, has served as Vice President since 2003, bringing more than 25 years of experience in the telecommunication industry.

Prior to joining Telava, Mr. Chen served as President and CEO of Success Communications, Inc. Its core business includes software consulting of Long Distance Carrier and Operator Service Company, operations of LEC calling cards, operations of prepaid calling cards, credit card billings, LEC billing, direct billing, telemarketing setup, training and sales, customer services, and collections for telecommunications and Internet companies.

From 1995 to 1998, Mr. Chen served initially as MIS Director and, subsequently, as Vice President of Operations with Intercontinental Communications Group, Inc., a long distance carrier.  Prior to this, Mr. Chen was MIS Director for major companies, including Ascom Communications, Inc., the second largest pay phone company, US Communications of Westchester, Inc., a private pay phone company, Business Technologies Group, an accounting and technology service company, and The Pilgrim Group, Inc., a mutual fund company.

Mr. Chen obtained a Master of Science degree in Computer Science from The Stevens Institute of Technology in Hoboken, New Jersey in 1986 and a Bachelor of Science degree in mathematics from the National Central University in Taiwan in 1981.  Mr. Chen has also completed management and financial courses in the MBA program of Nova University of Fort Lauderdale, Florida.

Boaz Yung- Vice President

With extensive experience in emerging business and technology, Boaz Yung, age 28, has served as Vice President of Telava since 2003, overseeing new market development, long-term strategic direction and the overall vision of the Company.  As a co-founder, Mr. Yung spearheaded Telava Marketing to a global corporation employing nearly 200 representatives.

Mr. Yung’s leadership philosophy and professional experience mirrors the Company’s goal—providing solution through strategy with technology and insight with action. He has led major assignments for companies with innovative technologies for Fortune 500 companies in the United States, Asia and Europe.  Mr. Yung possesses more than 10 years experience in business and consumer software product development, specifically in start-up software technology for both the Internet and advertising markets.

Prior to Telava, he served as Vice President of Operations at DigiLava, Inc. (DGLV.PK), a U.S. publicly traded interactive multimedia and data management company.  Mr. Yung also received his broad experiences and extensive network in the capital financing field while working as a Direct Investment Manager at Worldwide Capital.

Mr. Yung is an honor graduate of University of Oregon with a Bachelor of Science degree in General Science with minors in Computer Information Technology, Business, and Chemistry. Boaz Yung is the brother of Baldwin Yung.

Charles Choi– Director of Operations, Korea

Charles Choi, age 47, has served as Director of Operations of Telava Marketing in Korea since 2007, bringing more than 20 years of experience of marketing and business development in the printing, coupon service, Internet and chemical industries.

Prior to joining Telava, Mr. Choi served as President of Ttoore, Inc., the second largest coupon company in Korea.  A website owned by Mr. Choi was acquired by Telava in 2007.  Its core business included coupon book printing, PR brochure printing, web coupon service, web event service, on-off co-promotion service, mobile coupon service, and promotion event planning.

From 2000 to 2002, Mr. Choi served as Senior Manager of Web Marketing with Townnet, Inc., a GIS service provider.  Prior to this, Mr. Choi served as Marketing Manager of plastic resins (Polyvinylchloride, Polyethylene, etc.) with Hyundai Petrochemicals Co. Ltd. (1990–2000) and Honam Petrochemical Co. Ltd. (1986–1990).

Mr. Choi obtained a Bachelor of Science degree in Chemistry from the Korea University in Seoul, Korea, in 1986.  Mr. Choi has also completed a marketing management course in the training program of Korea Productivity Center in Seoul.

Colin Tilley– Executive Board Member

Colin Tilley, age 57, has been a Board Member of Telava Networks, Inc. for four years.  He has over 30 years of general management experience.  Having started his career in municipal government in London, where he rose to the position of Deputy Director, he went to work for international management consultants Pannell Kerr Forster Associates as a senior management consultant for five years.  He left to establish the first of three companies he has successfully co-founded.  The first, Whiteley International, was a management consultancy, of which he was a partner for some 12 years, which specialised in strategy development, business planning, organizational reviews and business monitoring and evaluation.  During this time, he also co-founded Creating Excellence, a multi-faceted management and marketing company, with UK clients such as Nike, Reuters, the BBC, Comic Relief, Sport England, UK Sport and the British Heart Foundation.  He has been involved in all aspects of the business, especially strategic direction, business planning and development and client development.  He remains as a director of that organization in a mainly non-executive capacity.  More recently, he formed Tilley and Associates, to offer consultancy and interim management services.

In a non-executive capacity, Mr. Tilley has been appointed twice to the boards of The Princess Alexandra Acute Hospital Trust and the World Leisure Organisation, which is a Non-Governmental Organisation (NGO) of the United Nations.  He was recently appointed to the board of Usport at the University of Sheffield.  He has co-authored two books and numerous articles on many aspects of management, especially leadership and motivation.

Mr. Tilley has a Bachelor of Education (Hons) degree from Loughborough University in the UK and a Masters degree in management from the University of Oregon, USA.

Dicken Yung– Director

Dr. Dicken Yung, age 71, has served as a member of the Board of Directors since inception.  Since 1996, Dr. Yung has been serving as President of East Asia Region of Special Olympics International (SOI).  Additionally, Dr. Yung had served as a Board Member of Special Olympics International for three terms.  He is Founder of Special Olympics (Hong Kong), serving as Chairman from l974 until 1991. Prior to his position at SOI, Dr. Yung taught as a Professor at the University of Oregon, USA.  Previous to that, Dr. Yung held various senior professional and administrative positions in the British Hong Kong Government, including Deputy Secretary of Municipal Services; Commissioner for Culture and Recreation; Principal Assistant Secretary of Staff Management, and Principal Education Officer.

In addition to his 30 years of voluntary service to Special Olympics, Dr. Yung held many active leading roles over the course of 40 years in a large number of charities and non-government organizations internationally and in Hong Kong.  He served as Board and Executive Board Member at World Leisure Organization, Board Member of Hostelling International (USA), President of Hong Kong Recreation Management Association,  Founder and President of Hong Kong Sports Association for the Mentally-handicapped (1974-1991), Founding Member and Honorary Vice-President and Program Chairman of Hong Kong Sports Association for the Physically-disabled, President of The Association for Scientific Studies on Mental Handicap (HK), and Board Member and Program Chair of Hong Kong Physically-handicapped and Able-bodied Association.

Dr. Yung is a Justice of Peace and is the 2003 recipient of Magnolia Gold Medal Award-Shanghai Municipal Government’s most distinguished award.  Dr. Yung earned his Ph.D. from the University of Nottingham, M. A. from the University of Leeds, both in the UK, and other postgraduate qualifications, and Senior Fellowships from the University of Otago ,NZ, University of Hong Kong, and professional institutes in the UK and the U.S. Dr. Yung is the father of Baldwin Yung and Boaz Yung.

Michael Corrigan– Director

Michael Corrigan, age 58, has been a Director since inception of Telava in October 2007.  He is a member of the California bar and has his own law practice in Southern California.  Mr. Corrigan’s practice focuses on general and SEC representation of emerging high technology and other operating companies.  He has been counsel to private and public companies in a broad range of industries, including computer hardware and software, telecommunications, multimedia, action sports, restaurant, entertainment and sporting goods manufacturing.  He has assisted these companies with their corporate and partnership organization, private and public financing of debt and equity, mergers and acquisitions, joint ventures, technology licensing, real estate syndication and related commercial arrangements.  He has advised owners of these companies on retirement planning and estate planning matters.  In addition, Mr. Corrigan has represented several regional investment banking, advisory and management firms in securities and underwriting transactions, as well as compliance matters.

In a non-executive capacity, Mr. Corrigan sits on the Medical Bioethics Committee of Sharp Memorial Hospital, the Eagle Scout Review Board, the Board of Trustees of the California Ballet Association and the Board of Trustees of the San Diego Repertory Theatre.  He previously sat on the Board of Directors of the National Kidney Foundation of Southern California and the Board of Directors of United Way/CHAD.

Mr. Corrigan received his undergraduate degree from the University of Notre Dame, with a major in finance, and both a J.D. and an MBA from the University of Denver.

Ruth Brown – Director

Mrs. Ruth Brown has been Director of the Company since October 2007. Mrs. Brown is an investment, property and commercial business entrepreneur. She has been involved in technology investment over the past 13 years. Mrs. Brown is a co-owner of a commercial meat company in Southern California and a real estate and property management company in Hawaii.

Mrs. Brown graduated from Farrington High School in Hawaii. After attending Kapiolani Community College and working at the University of Hawaii, Mrs. Brown moved to California in 1967, where she worked in the accounting field.  In the late 1970s, Mrs. Brown, together with her husband, successfully started a meat commercial meat company and business has been in operation since then.  Today, the company has over 40 employees and 3 subsidiaries. During the1990s, Mr. and Mrs. Brown started investing in Hawaii Real Estate and in high-tech digital media industry. In 1999, they started their own property management company in Hawaii and have found much success in Hawaii Real Estate. Mrs. Brown has also for many years been actively involved as a leading volunteer in community educational work.

Mr. Rodger Spainhower, Sr.– Director

Rodger Spainhower, age 63, has been a director since October 2007. He founded Highland, a business consulting company in 1984 and has since then been providing services to businesses in areas of management, administration, compliance, software development and data management.  Prior to founding Highland, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency.  Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer and Auditor at Valley National Bank in the US.  At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

Mr. Spainhower studied at the American Institute of Banking with special emphasis on Banking and Business Administration.

Joseph Kristul– Director

Joseph Kristul, age 60, co-founded Transnational Financial Networks (former Registrant) in 1985, has been a director since that time and until October 2007 was its Chief Executive Officer responsible for the former Registrant's overall management until that time. He is also a member of the Board of Directors of Viso Corporation.  Mr. Kristul graduated with a Master of Science in Applied Mathematics and Mechanics from the Odessa Physics and Technology University, in Odessa, Ukraine, in 1971.

Code of Ethics

In August 2004, the Company adopted a Code of Ethics. This Code of Ethics continues to be applicable to current management following the acquisition of Telava Nevada. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be sent to the Chief Financial Officer at the address on the cover page of this Annual Report.

Audit Committee Financial Expert

Telava Networks, Inc. does not have an audit committee.  Telava Networks, Inc. does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of Telava Networks, Inc.'s executive officers and directors during each of the last three fiscal years.  The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of our business.  The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below.

The following table sets forth the cash and all other compensation of Telava Networks, Inc.'s executive officers and directors during each of the last three fiscal years.  The remuneration described in the table includes the cost to Telava Networks, Inc. of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of Telava Networks, Inc.'s business.  The table does not include compensation paid to former control persons of the Company since all the assets of that entity were transferred on October 1, 2007.

Summary Compensation Table

                        ANNUAL COMPENSATION                                              LONG TERM COMPENSATION

Name and                                                            Other Annual                                             Awards                                   Payouts                                   All

Principal Position

                                      Year                Salary               Bonus                                              Compensation                                                Other

                                                                                                                        Restricted        Securities        LTIP               Compensation

                                                                                                                        Stock                Underlying     Payouts ($)     Awards           Options            SARs(#)

 Baldwin Yung                2007             $84,327            $27,000                                             0                      0                      0                      0                      0

 President and CFO         2006           $87,580            $28,311                                             0                      0                      0                      0                      0

                                         2005            $78,510            $39,718                                             0                      0                      0                      0                      0

Option/SAR Grants in the year ended December 31, 2007 to Named Executive Officers

                                                                                                Number of                                % of Total

                                                                                                Securities                                  Options/SARs

                                                                                                Underlying               Granted to

                                Options/SARs           Employees in           Exercise or Base                                                                                                                                                                                                                                       Expiration

Name                       Granted (#)              Fiscal Year                                               Price ($/Sh)              Date

Baldwin Yung           0                              0                                                              --                                                                             --

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

                                                                                                                                Number of

                                                                                                                                Securities                  Value of

                                                                                                                                Underlying               Unexercised

                                                                                                                                Unexercised             In-the-Money

                                                                                                                                Options/SARs at       Options/SARs at

                                                                                                                                Fiscal Year End        Fiscal Year End

                                Shares Acquired                                                                        Exercisable/              Exercisable/

Name                       on Exercise (#)                        Value Realized ($)                    Unexercisable           Unexercisable

Baldwin Yung            -                                              --                                             --                             --

Telava Networks, Inc. has no long term incentive plans other than the plans described above.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The names of the current directors and executive officers of the Registrant and holders of more than 5% of the outstanding shares of common stock and the number of shares held and the percentage of the total issued and outstanding Common Stock (the only voting security) of the Registrant owned by each of them are as follows. The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

                                                                                                                                Number of Shares                Percentage of

                Name                                      Office                                     Age        Owned                                   Shares Owned

                Baldwin Yung                       PRESIDENT/CEO/               36            9,711,300                                6.4%

                                                                CFO/DIRECTOR

                Chris Chen                            Executive Vice                      49            7,769,100                                5.0%

                                                                President

Ray Powers                           Executive Vice                      61            --                                             --

                                                                President

                Boaz Yung                             Vice President                       28            2,427,800                                1.6%

                Charles Choi                         Director of                             47            --                                             --

                                                                Operations, Korea

                Dicken Yung                         Director                                  71            4,370,100                                2.9%

                Michael Corrigan                 Director                                  58            --                                             --

                Ruth Brown                           Director                                  63            --                                             --

                Rodger Spainhower             Director                                  63            --                                             --

                Colin Tilley                            Director                                  57            --                                             --

                Joseph Kristul                      Director                                  60            2,242,290                                1.5%

                Carlington HK

                   Limited(2)                           N/A                                        N/A        67,979,400                              44.6%

All executive officers and directors as a

 group (10 persons)                                                                             26,520,590                              17.4%

Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

Mr. Lam Kam Hung is the control person of Carlington Hong Kong Limited, an investment group which directly owns these shares, and he may be deemed to be the beneficial owner of the 679,794 shares of Series A Convertible Preferred Stock shares owned by Carlington Hong Kong Limited.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 On October 6, 2007, the mortgage business was transferred to TFN Funding LLC , an ArizonaLimited Liability Company affiliated with Joseph Kristul, a director. The purchase price was the assumption by TFN Funding of all the liabilities of the mortgage business. The transfer was approved by the Board of Directors. No shareholder approval was required. The Board considered the purchase price to be fair because the mortgage business had a negative net worth and was not profitable.

PART IV

Item 13. EXHIBITS

Exhibit Number                     Exhibit

2.1           Agreement and Plan of Reorganization between the Registrant and Telava Networks, Inc. Incorporated by reference to Exhibit 10 filed with the Current Report on Form 8-K dated August 2, 2007.

2.2           Agreement for sale of mortgage operations. Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated October 1, 2007.

3.1           Certificate of Incorporation and Bylaws

3.1.          Articles of Incorporation(1)

3.3           Bylaws(1)

3.3.           Certificate of Determination for Series A Convertible Preferred Stock. Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated October 1, 2007.

4.             Instruments Defining Rights of Security Holders

10.           Material Contracts

10.1         Stock Option Plan.(1)

21.           Subsidiaries of the small business issuer-Telava Wireless, a Wyoming corporation; Telava Networks, Inc, a Nevada corporation which uses the trade name Local Area Yellow Pages

31            Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

32            Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.

                (b) Financial Statement Schedules

All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants,De Joya Griffith and Company LLC billed us $30,850 for audit and review fees during the fiscal year ended December 31, 2007. Our prior auditor, Bedinger & Company billed us $79,529 for audit and review fees during the fiscal year ended April 30, 2007.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2007 were performed by persons other than the above accounting firm’s full time employees.

Audit –related Fees

None

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures

The Registrant does not have an audit committee.  Its engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2008.

TELAVA NETWORKS, INC.

By:/s/ Baldwin Yung

Baldwin Yung

President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 6, 2008.

By:     /s/ Baldwin Yung                                                                                      President and Chief Financial Officer

Baldwin Yung                                                                                       (principal executive and financial officer) and Director

By: /s/ Ruth Brown                                                                                              Director

                Ruth Brown

By /s/ Dicken Yung                                                                                              Director

                Dicken Yung

By: /s/ Joseph Kristul                                                                                          Director

                Joseph Kristul

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Telava Networks, Inc. and its subsidiaries

San Francisco, California

We have audited the accompanying consolidated balance sheets of Telava Networks, Inc and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telava Networks, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations for the year ended December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

May 30, 2008

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

                                                                                                          December 31,

ASSETS                                                                                   2007                               2006

Current Assets

        Cash and cash equivalents                                                            $                 648,054                    $                 328,936

        Accounts receivable, net                                                                                1,330,370                                    1,263,410

        Notes receivable                                                                                                   16,290                                           1,141

        Notes receivable – related party                                                                           7,513                                         17,665

        Employee receivable                                                                                               1,491                                           2,611

        Prepaid expenses                                                                                                  30,777                                       272,216

Total current assets                                                                                                 2,034,495                                    1,885,979

Property, plant, and equipment, net                                                                      2,073,886                                    2,129,095

Intangible asset, net                                                                                                     51,727                                                 --

Other assets, net                                                                                                         128,262                                         64,324

Total assets                                                                                              $           4,288,370                    $           4,079,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

        Accounts payable                                                                           $                 163,433                    $                 216,123

        Accrued expenses                                                                                              102,682                                         86,280

        Accrued interest                                                                                                   46,683                                                 --        Advances from customers                                                                                                  124                                              --

        Other taxes payable                                                                                              18,568                                           1,621

        Payroll & payroll tax liabilities                                                                              9,379                                         32,405

        Notes payables - other                                                                                       390,000                                         96,491

        Notes payable - convertible                                                                           1,650,000                                         40,000

Total current liabilities                                                                                            2,380,869                                       472,920

Long Term Liabilities

        Deferred tax liability                                                                                                      --                                         95,630

Total liabilities                                                                                                          2,380,869                                       568,550

Minority interest – Telava Wireless                                                                        344,930                                       465,062

Shareholders’ equity

Preferred stock, no par value 2,000,000 shares authorized

        Series A preferred stock, 0 and 958,134 shares issued and

        outstanding at December 31, 2007

        and 2006, respectively                                                                                                  --                                         20,000

Common stock, no par value, 200,000,000 shares authorized

        148,481,461 and no shares issued and

        outstanding at December 31, 2007 and 2006, respectively                        1,090,000                                                 --

Additional paid-in capital                                                                                            70,216                                    1,499,074

Treasury stock                                                                                                            (37,198)                                                 --

Stock payable                                                                                                                96,988                                                 --

Other comprehensive income                                                                                     (3,571)                                           (136)

Retained earnings                                                                                                       346,136                                    1,526,848

Total shareholders’ equity                                                                                     1,562,571                                    3,045,786

Total liabilities and shareholders’ equity                                           $           4,288,370                    $           4,079,398

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars)

                                                                                        For the Years Ended December 31,

                                                                                               2007                               2006

Net sales                                                                                                   $           5,680,570                    $           3,099,342

Cost of sales                                                                                                             2,039,708                                    1,003,070

Gross profit                                                                                                            3,640,862                                  2,096,272

Operating expenses

        Salaries and payroll taxes                                                                               2,189,436                                    1,146,187

        Depreciation and amortization                                                                          158,510                                         57,564

        Commissions and consulting                                                                            454,163                                       149,923

        Professional fees                                                                                                   87,240                                         20,307

        Bad debt                                                                                                                                                294,460                           547

        Other general and administrative expenses                                                 1,167,328                                       813,328

Total operating expenses                                                                                       4,351,137                                    2,187,856

Loss from operations                                                                                               (710,275)                                      (91,584)

Other Income (Expense)

        Interest income                                                                                                        6,356                                         13,042

        Other income                                                                                                              649                                           3,975

        Interest expense                                                                                                 (84,682)                                                 --

Total other income/ (expense), net                                                                          (77,677)                                         17,017

Net loss before taxes                                                                                               (787,952)                                      (74,567)

Benefit from income taxes                                                                                            95,630                                       269,970

Net income before minority interest                                                                      (692,322)                                       195,403

Minority interest in income                                                                                       120,132                                         34,629

Net income (loss)                                                                                     $            (572,190)                    $               230,032

Net loss per common share and equivalents – basic                         $                    (0.02)                    $                             -

Net loss per common share and equivalents –diluted                       $                    (0.02)                    $                     0.002

Weighted average outstanding common shares – basic                             31,971,317                       -

Weighted average outstanding common shares –diluted                           31,971,317                            95,813,400

Comprehensive Income/(Loss)

        Net loss                                                                                             $              (572,190)                    $                 230,032

        Foreign currency translation adjustment                                                         (3,435)                                           (136)

Comprehensive Income/(Loss)                                                             $            (575,625)                    $               229,896

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(U.S. Dollars)

                                                                                                                                                                                                  Other

                                                             Preferred Stock          Common Stock      Paid-in  Treasury    Stock     Comprehensive    Retained

                                                              Shares   Amount        Shares    Amount    Capital  Stock        Payable      Income             Earnings      Total

Balance, December 31, 2005             958,134   $20,000                 --    $          --   $         --  $      --        $          --     $ --               $1,296,816     $1,316,816

Acquisition of assets of Telava

  Wireless, Inc., a majority

  owned subsidiary                                                                                                     1,499,074                                                                                  1,499,074

Foreign currency translation adjustment                                                                                                                        (136)                                        (136)

Net Income                                                                                                                                                                                                230,032         230,032

Balance, December 31, 2006           958,134     $20,000                  --    $           --  $  1,499,074$ --        $           --      $ (136)        $1,526,848    $3,045,786

Purchase intangible assets                                                                                                                          77,590                                                         77,590

Issuance of stock related to

reverse merger                                                                     11,218,061                     (1,499,074) (37,198)                                         (608,522)      (2,144,794)

Contributed capital                                                                                                           70,216                                                                                    70,216

Shares issued as a finders’ fee                                               200,000   204,000                                                                                                         204,000

Conversion of subordinated debt

  acquired in reverse merger with

  TransNational                                                                         450,000   450,000                                                                                                         450,000

Debt converted to preferred stock     400,000     40,000                                                                                                                                                                                                                                40,000

Conversion of preferred shares

  to common shares                       (1,358,134)  (60,000)   135,813,400    40,000                                                                                                                  --

Shares issued for services

  to a director                                                                             800,000   376,000                                                                                                        376,000

Employment agreement                                                                                                                                19,398                                                       19,398

Foreign currency translation

  Adjustment                                                                                                                                                                     (3,435)                                     (3,435)

Net (loss)                                                                                                                                                                                                 (572,190)        (572,190)

Balance,

 December 31, 2007                                   --    $         --    148,481,461 $1,090,000  $    70,216  $ (37,198) $ 96,988  $(3,571)  $        346,136     $ 1,562,571

TELAVA NETWORKS, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

                                                                                        For the Years Ended December 31,

                                                                                               2007                               2006

Cash Flow from Operating Activities:

        Net income (Loss)                                                                                      $    (572,190)                                 $    230,032

        Adjustments to reconcile net income (loss) to net cash used in operating activities:

                Depreciation and amortization                                                                  158,510                                         57,564

                Stock issued for services                                                                           599,397                                                 --

                Minority interest net loss                                                                       (120,132)                                      (34,629)

        Changes in operating assets and liabilities:

        (Increase) decrease in:

                Accounts receivable                                                                                  (66,960)                                    (362,644)

                Employee advance                                                                                          1,120                                        (2,611)

                Prepaid expense                                                                                          241,439                                    (272,216)

                Other assets                                                                                                (63,938)                                           6,790

        Increase (decrease) in:

                Accounts payable                                                                                      (52,226)                                         52,348

                Accrued expenses                                                                                        16,402                                         48,169

                Accrued interest payable                                                                              1,888                                                 --

                Advances from customers                                                                               124                                                 --

                Other taxes payable                                                                                      16,947                                           1,621

                Income taxes payable                                                                                           --                                      (46,432)

                Accrued salaries and payroll taxes                                                          (23,026)                                         32,405

                Deferred tax liability                                                                                   (95,630)                                    (269,970)

        Net cash provided (used) in operating activities                                             41,726                                    (559,573)

Cash Flow from Investing Activities:

        Purchase of property and equipment                                                              (77,438)                                      (48,717)

        Proceeds for notes receivable                                                                        (121,994)                                      (56,690)

        Payments for notes receivable                                                                            17,986                                         40,813

                Net cash used in investing activities                                                    (181,446)                                      (64,594)

Cash Flow from Financing Activities:

        Donated capital                                                                                                     70,216                                                 --

        Proceeds from notes payable                                                                         2,004,791                                       122,091

        Payments for notes payable                                                                        (1,612,734)                                      (21,913)

                Net cash provided by financing activities                                              462,273                                       100,178

Net increase (decrease) in cash during year                                                        322,553                                    (523,989)

        Effect of foreign currency translation adjustment                                          (3,435)                                           (136)

Cash and cash equivalents at beginning of period                                               328,936                                       853,061

Cash and cash equivalents at end of period                                                   $      648,054                                 $    328,936

Supplemental disclosure for non-cash items:

        Acquisition of Telava Wireless, majority owned subsidiary                                 --                                 $ 1,499,074

        Purchase of intangible assets with common stock                                $        77,590                                                 --

        Debt converted to common stock                                                            $      450,000                                                 --

        Debt converted to preferred stock                                                           $        40,000                                                 --

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

1.      ORGANIZATION AND BASIS OF PRESENTATION

Transnational Financial Network, Inc., a publically owned company, (the "TelavaCA") was formed in 1985 and incorporated in the state of California. TelavaCA previously conducted real estate mortgage banking activities through wholesale branches and retail branches located in California and Arizona.  On November 7, 2007, TransNational Financial Network, Inc. amended its articles of incorporation and changed its name to Telava Networks, Inc. (“TelavaCA”) and increased its authorized capital to 200,000,000.

Telava Networks, Inc. , a privately owned company, (“TelavaNV”) was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pagesto provide advertising and directory listings for small and medium sized businesses on its Internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching itsnetworkto provide the next generation fixed and mobile WiMAX broadband solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through June 30, 2007, nearly all of the Company’s revenues have been generated by its Yellow Pages business.

On January 19, 2006,the Telava Networks Inc. (NV) formed Local Info Pages, Inc. (“LIP”), headquartered in Seoul, South Korea, as a wholly owned subsidiary of Telava Networks, Inc. LIP is one of the leading direct marketing and business service companies in Korea. LIP connects advertisers to targeted audiences through its network advertising products and services. On January 3, 2007, the Company acquired a website valued at $77,590.  The website brings value to the Company because of its large customer base and they can target market those customers.  Another division of LIP is the second largest coupon company in South Korea which enables advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust the Company to deliver the best values in town via direct and online coupons. For advertisers, LIP offers business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

On May 17, 2006, the Telava Networks Inc. (NV)  formed Telava Wireless, Inc. (“Telava Wireless”) as a subsidiary for the purpose of entering the mobile WiMAX broadhand solutions market.  On November 6, 2006, the Company acquired 40 microwave towers in exchange for 25% of Telava Wireless.

On September 11, 2007, Telava Networks Inc. (NV) formed Telava Acquisitions, Inc. as a wholly owned subsidiary for the purpose of acquiring other related businesses.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

1.      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On October 1, 2007, TelavaNV acquired TransNational Financial Networks, Inc., a California corporation, (“TelavaCA”), via reverse merger.  The acquisition was effected by the issuance of 958,134 shares of Series A Convertible Preferred Stock by TelavaCA to the six shareholders of TelavaNV in exchange for all of the 20,000,000 shares of TelavaNV.  Prior to this transaction, TelavaCA had 11,218,061 shares of common stock outstanding.  An additional 400,000 shares of Series A Convertible Preferred Stock was subsequently issued to certain holders of TelavaNV convertible notes. Each share of Series A Convertible Preferred Stock was convertible into 100 shares of common stock; which were all converted to a total of 135,813,400 shares of common stock prior to December 31, 2007.

The acquisition of TelavaNV represented a change in control of our Company. For accounting purposes, this change in control constitutes a re-capitalization of TelavaNV, and is accounted for as a reverse merger whereby the legal acquiror, TelavaCA, is treated as the acquired entity, and the legal subsidiary, TelavaNV, is treated as the acquiring company with the continuing operations. Accordingly, the historical financial information of TelavaNV, Telava Wireless, and LIP constitutes the Company's historical financial information prior to October 1, 2007 and the combined operations of TelavaNV, TelavaCA, Telava Wireless and LIP (the “Company”) are reported from October 1, 2007 forward.

As part of the reverse merger, the Company acquired convertible debentures totaling $2,100,000.  During the year ended December 31, 2007, six holders of $450,000 in convertible debentures converted their debt into 450,000 shares of common stock.  Such convertible debt converts into one share of common stock for each dollar in principal amount of debt outstanding.  Additionally, the Company issued 200,000 shares to an entity which is considered a finder’s fee.  The Company acquired 37,116 shares of treasury stock valued at $37,198.

On January 22, 2008, the Board of Directors approved a change in the Company’s fiscal year end from April 30 to December 31, effective as of December 31, 2007.

Going Concern:  The Company has incurred a net loss of $ (572,190) for the twelve months ended December 31, 2007 and has a working capital deficit of $346,374 at December 31, 2007, all of which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operations and marketing efforts through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, management anticipates a need for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. The Company’s failure to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The consolidated financial statements include the accounts of TransNational Financial Networks, Inc. a.k.a: Telava Networks, Inc., Telava Networks, Inc. Nevada and its wholly-owned and majority-owned subsidiaries Telava Wireless and LIP.  All significant inter-company balances and transactions have been eliminated.  Telava Networks, Inc. Nevada and its subsidiaries Telava Wireless and LIP and TransNational Financial Networks, Inc. a.k.a: Telava Networks, Inc. will be collectively referred herein to as the “Company”.  Minority interests in the net assets and earnings or losses of a consolidated subsidiary are reflected in the caption “Minority Interest” in the Company’s consolidated financial statements.  Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the subsidiary.

Financial Instruments:  Financial instruments consist primarily of cash, accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying amount of the advances to affiliates approximates fair value because the Company charges what it believes are market rate interest rates for comparable credit risk instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimated of fair values.

Foreign Currency Adjustments:  The financial position and results of operations of the Company’s foreign subsidiary, LIP, is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.  Foreign currency translation adjustments for the years ended December 31, 2007 and 2006 resulted in losses of $3,435 and $136, respectively.

Cash and Cash Equivalents:  This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  At times cash deposits may have exceeded government insured limits.  At December 31, 2007 and 2006, cash deposits exceeded those insured limits by $404,147 and $107,603, respectively.

Property and Equipment:  Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight line method for financial statement purposes.  The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment	5 years
Furniture and Equipment	7 years
MicrowaveTowers	25 years
Software	3 to 5 years

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets:  Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values,and reviewed for impairment. As of December 31, 2007 and 2006, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of acquiring a website. The website is recorded at cost.  The Company determined that the website has an estimated useful life of 3 years and will be reviewed annually for impairment.  Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes.

Stock Based Compensation:  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment”. SFAS-123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Revenue Recognition:

TelavaNVand LIP:  The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service.

LEC Billing:  When a customer subscribes to the Company’s service, an electronic customer file is created which is the basis for the billing.  The Company submits gross billings electronically to third party billing aggregators. These billing aggregators compile and format electronic customer files and forward the billing records to the appropriate LEC’s.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LEC’s collect the Company’s billing and remit amounts to the billing aggregators, which in turn remit funds to the Company.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

Customer refunds:  The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds are reserved and charged against gross revenue.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-paying customers:  There are customers who may not pay the fee for our services even though the Company believes they are valid subscribers.  Included in cost of services is an accrual for estimated non-paying customers that are recorded at the time of billing.

Dilution:  The Company recognizes revenue during the month for which the service is provided based on net billings accepted by the billing aggregators and recognizes revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LEC’s, are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

Fees: Both the billing aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

Revenue for billings to certain customers are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections.   The Company continuously reviews this estimate for reasonableness based on its collection experience.

Telava Wireless:  Leasing revenue for towers are recognized on a monthly basis based on the terms and conditions of the lease agreements.

LIP:  Printing revenue for coupon books are recognized as services are performed.

Advertising Costs: The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  Advertising expenses were $12,800 and $8,862 for the years ended December 31, 2007 and 2006, respectively.

Income Taxes:  The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net  Income (Loss) per Common Share: The Company computes net income (loss) per share  in  accordance  with  SFAS  No.  128,  “Earnings  per  Share” and SEC Staff Accounting  Bulletin  ("SAB")  No. 98.  Under the provisions of SFAS No. 128 and SAB  No.  98,  basic  net  income (loss)  per  share is computed by dividing the net loss available  to  common stockholders for the period by the weighted average number of  shares  of  common  stock outstanding during the period.  The calculation of diluted  net  loss  per share gives effect to common stock equivalents, however, potential  common  shares  are  excluded  if  their  effect  is  antidilutive.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings and the estimated reserve for doubtful accounts receivable.

Other Comprehensive Income (Loss):  Comprehensive income/(loss) consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items consist solely of foreign currency translation gains and losses.

Segment Operations:

The Company has revenues of approximately $60,000 related to its WiMax broadband solution which is approximately 1% of total revenue.  The Company does not segment its operations since the revenues from WiMax operations are considered insignificant. Consequently, the Company currently considers itself operating under one business operation until such time the WiMax operations generates significant revenues.

Recently Issued Accounting Pronouncements:

SFAS 159:  In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued):

SFAS 141(R):  In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.

SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”
SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued):

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging
Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”
 SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS
162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting
 Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

SFAS 163:  In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

3.      ACCOUNTS RECEIVABLE

The Company provides billing information to a third party billing company for the majority of its monthly billings. Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of December 31, 2007 and 2006, the amount reserved for uncollectible account balances is $235,202 and $199,161, respectively.

The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year.   The balances are charged to bad debt expense.  However, when true-up balances occur with the LEC after six to eighteen months, the money received will be classified as revenue to offset current bad debt expenses.

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

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at:

	December 31, 2007	December 31, 2006
MicrowaveTowers	$ 1,998,765	$ 1,998,765
Computer Equipment	180,427	124,740
Furniture and Equipment	77,197	55,698
Software	34,796	34,796
Subtotal	2,291,185	2,213,999
Less: Accumulated Depreciation	(217,299)	(84,904)
Total	$ 2,073,886	$ 2,129,095

Depreciation expense was $132,647 and $57,564 for the years ended December 31, 2007 and 2006, respectively.

5.      INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	December 31, 2007	December 31, 2006
Website	$ 77,590	$ -
Less: Accumulated Amortization	(25,863)	-
Total	$ 51,727	$ -

Amortization expense was $25,863 and $0 for the years ended December 31, 2007 and 2006, respectively.

6.      OTHER ASSETS

Other assets consisted of security deposits for the leases of office spaces and a deposit for equipment that the Company had on a trial period.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

7.      NOTES PAYABLE

Short-term debt consists of the following at:

	December 31, 2007	December 31, 2006
Demand note payable to various entities, unsecured, interest at 8%	$ 390,000	$ 134,856

Demand note payable to a related party, unsecured, interest at 8%	-	1,635

Convertible note payable to various individuals, unsecured, interest at 10%, maturity date 1/12/15, conversion rate of $1, there is no beneficial conversion feature –default	1,650,000	-
Total	$ 2,040,000	$ 136,491

The convertible note payable of $1,650,000, has defaulted due to failure to make interest payments, the terms of the note payable state that upon default the holder may declare the entire unpaid principal balance immediately due and payable without any further notice, demand or presentment and may exercise, without any further notice, demand or presentment.

Interest expense was $84,682 and $0 for the years ended December 31, 2007 and 2006, respectively.

8.  LINE OF CREDIT

The Company had a line of credit totaling $1,600,000 under which the Company may borrow on a secured basis at the prime rate plus 7%.
 There were no amounts outstanding under this line of credit at December 31, 2007 and 2006.  The credit agreement requires compliance with certain financial covenants and expires on September 12, 2008.  The use of proceeds is limited to the acquisition of Kite Broadband, LLC.  During the year ended December 31, 2007, the Company received a total of $1,574,000;
however, the acquisition of Kite Broadband, LLC did not occur therefore the Company was required to return all of the funds.
 The lender retained a total of $26,000 as a non refundable origination and commitment fee.

On January 17, 2008, the Company renegotiated the line of credit and increased the amount to $1,800,000 and paid the lender
$2,000 for the increased commitment fee.  The use of proceeds has been amended and the funds must be used for the acquisition of IBFA Acquisition Company, LLC.  (See Note 15).

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

9.  INCOME TAXES

At December 31, 2007 and 2006, the Company had a federal operating loss carryforward of $556,122 and $15,607, respectively, which begin to expire in 2027.

The provision for income taxes consisted of the following components for the years ended December 31:

	2007	2006
Current:
Federal	$ -	$ -
State	-	-
Deferred:	(243,581)	(6,680)
	$ (243,581)	$ (6,680)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$ 243,581	$ 6,680
	-	-
Total deferred tax assets	243,581	6,680
Less: Valuation Allowance	(243,581)	(6,680)

Net Deferred Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $243,581 and $6,680, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2007	2006

Federal statutory tax rate	(35.0)%	(34.0)%
State taxes, net of federal benefit	(8.8)%	(8.8)%
Permanent difference and other	43.8%	42.8%

Effective tax rate	0%	0%

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

10.   LEASES

The Company leases its office space under long-term operating leases expiring through fiscal year 2008. Rent expense under these leases was $341,319 and $197,184 for the years ended December 31, 2007 and 2006, respectively.  The lease expired on April 30, 2008.  On February 22, 2008, the Company executed a lease with the landlord for additional office space for corporate use commencing May 1, 2008 and expires on April 30, 2013.  (See Note 15).  Lease obligations are disclosed as follows:

Year                             Future Minimum Lease Payments

2008                                         $217,045

2009                                         $489,173

2010                                         $500,638

2011                                         $512,103

Thereafter                                $699,365

The Company has entered into a corporate leasing agreement for the property located in San Francisco on October 1, 2006 for monthly rental of $5,000. The lease has an option to renew for another year on month to month basis The Company leases office space in Seoul, Korea for the LIP operations.  The Company has the option to continue with the lease on a month-to-month basis .The lease has an option to renew for another year on month to month basis.  The monthly rent is approximately $5,000 and will expire on December 31, 2008.  .  Lease obligations are disclosed as follows:

Year                             Future Minimum Lease Payments

2008                                         $  60,000

11.   EMPLOYMENT AGREEMENTS

On December 15, 2006, TelavaNV executed an employment agreement with an executive for a period of four years.  The employment agreement is effective as of January 1, 2007.  The executive has an annual base salary of approximately $60,000 plus bonuses to be determined by the board of directors.  In addition, the executive will receive a total of 500,000 shares of the Company’s common stock and will be earned in 125,000 share increments at the end of the year for each of the four years.  During the year ended December 31, 2007, the executive earned 125,000 shares of the Company’s common stock valued at $19,398 which is based on the fair value of the common stock as on the date of the agreement as the Company was private at the time of the agreement.

As part of the employment agreement, the executive sold its website www.ttore.com to TelavaNV for 500,000 shares of the Company’s common stock.  The shares are valued at $77,590 which is based on the fair value of the common stock as on the date of the agreement as the Company was private at the time of the agreement.

As of December 31, 2007, the common shares owed to the executive have not been issued.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007 and 2006

12.   STOCKHOLDERS’ EQUITY

Preferred Stock:  The authorized Series A preferred stock is 2,000,000 shares with no par value.  As of December 31, 2007 and 2006, the Company had no shares and 958,134 shares of Series A preferred stock issued and outstanding, respectively. Each share of the Series A preferred stock is convertible at any time into 100 shares of common stock, and has 100 votes per share. Holders of the Series A preferred stock are entitled to dividends at the same rate as common stock as if converted immediately prior to the date the dividend is declared.

On October 1, 2007, the Company issued 958,134 shares of its preferred stock in exchange for 100% of the total issued and outstanding shares of TelavaNV.  The issuance of shares was considered a recapitalization.  Carlington HK Limited holds more than 20% (44.6%) of the outstanding shares of the Company as a result of the recapitalization.

On November 9, 2007, the Company issued 400,000 shares of its preferred stock in exchange for conversion of debt totaling $40,000.

On November 27, 2007, the Company converted 1,358,134 shares of its preferred stock to 135,813,400 shares of its common stock.

Common Stock: The authorized common stock is 200,000,000 shares at no par value.  As of December 31, 2007 and 2006, the Company had 148,481,461 and no shares of common stock issued and outstanding, respectively.

On January 3, 2007, the Company acquired a website and agreed to issue 500,000 shares of its common stock.  The value of the shares were based on the fair value of the common stock as on the date of the agreement as the Company was private at the time of the agreement.

On October 1, 2007, the Company issued 11,218,061 shares of its common stock related to the reverse merger with TelavaNV.  The issuance of shares was considered a recapitalization.  As part of the reverse merger, the Company had acquired 37,116 shares of common stock which was considered treasury stock valued at $37,198.  They also acquired convertible debt totaling $2,100,000.

During the three months ended December 31, 2007, a director of the Company paid accrued interest to the noteholders totaling $70,216.  The director is not expecting repayment therefore was recorded as contributed capital due to the related party nature of the transaction.

On October 1, 2007, the Company issued 200,000 shares of its common stock for services rendered valued at $204,000.  The shares were valued using the fair value of the common stock.

During October and November 2007, the Company issued a total of 450,000 shares of its common stock for conversion of debt totaling at $450,000.

On November 27, 2007, the Company converted 1,358,134 shares of its preferred stock to 135,813,400 shares of its common stock.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007 and 2006

12.   STOCKHOLDERS’ EQUITY (CONTINUED)

On December 21, 2007, the Company issued 800,000 shares of its common stock for services rendered to a director of the Company valued at $376,000.  The shares were valued using the fair value of the common stock.

During the year ended December 31, 2007, an executive of the Company earned 125,000 shares of the Company’s common stock valued at $19,398 which is based on the fair value of the common stock as on the date of the agreement as the Company was private at the time of the agreement.

13.   STOCK OPTIONS AND WARRANTS

As of December 31, 2007 and 2006, there are no stock options and warrants outstanding.

14.   RELATED PARTY TRANSACTIONS

The Company had notes receivable due to them from a shareholder totaling $9,004 and $20,276 for the years ending December 31, 2007 and 2006, respectively. The Registrant subleases its office facilities in San Francisco and Seoul, Korea from an affiliate of management at management’s cost.

15.   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third party billing companies.  The Company is dependent upon these billing companies for collection of its accounts receivable.

16.   SUBSEQUENT EVENTS

On January 16, 2008, Telava Acquisitions Corporation, a wholly owned subsidiary, announced that it has signed an agreement to acquire IBFA Acquisition Company, LLC (IBFA). The operations will continue to be under the auspices of a Management Agreement between the two entities until all regulatory transfer of licenses has been completed. IBFA began operations in 1995, and is a licensed Competitive Local Exchange Carrier (CLEC), long distance provider, and Internet Service Provider (ISP) based in the Midwest.  The Company anticipates the deal to be closed by the third quarter of 2008 pending the completion of the audit and regulatory transfer of licenses.

On January 17, 2008, the Company renegotiated the line of credit and increased the amount to $1,800,000 and paid the lender $2,000 for the increased commitment fee.  The use of proceeds has been amended; the funds must be used for the acquisition of IBFA
Acquisition Company, LLC.  (See Note 6.)

On February 22, 2008, the Company executed a lease with the landlord for additional office space for corporate use commencing May 1, 2008.  (See Note 8.)

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2007 and 2006

16.   SUBSEQUENT EVENTS (CONTINUED)

On March 18, 2008, Colin Tilley resigned as Senior Executive Vice President of TelavaNV for personal reasons. He did not provide a letter regarding his resignation. Mr. Tilley will continue to serve as a director on the Company's Board of Directors.

As of June 2, 2008, the Company is in default on their convertible notes payable to various individuals totaling $1,650,000.  The Company must compensate the noteholders with a late fee equal to 18% of the quarterly interest payment.  The default provisions give the noteholders the right to demand payment of the note including the principal amount and any accrued interest and late fees in cash or shares of the Company’s common stock at a conversion rate of $1 per share at the noteholders’ discretion.  The Company is currently negotiating with all noteholders to convert their debt into shares of common stock or to amend the terms of the note.