Form 10-Q
period 2008-03-31
TELAVA NETWORKS INC
filed 2008-06-09
CIK 1059579

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2008

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

                                                                         Yes  X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]   No  [ X ]

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                                                                                         148,481,461

Title of Class                                                                                                                               Number of Shares outstanding

                                                                                                                                                                                   at June 5, 2008

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

                                                                                                                                                   March 31,              December 31,

ASSETS                                                                                                                                       2008                          2007

Current assets

        Cash and cash equivalents                                                                                    $                 542,223    $                 648,054

        Accounts receivable, net                                                                                                        1,409,598                    1,330,370

        Notes receivable                                                                                                                             2,657                         16,290

        Notes receivable – related party                                                                                                         --                           7,513

        Employee receivable                                                                                                                             --                           1,491

        Prepaid expenses                                                                                                                          40,737                         30,777

Total current assets                                                                                                                         1,995,215                    2,034,495

Property, plant, and equipment, net                                                                                              2,041,564                    2,073,886

Intangible asset, net                                                                                                                             45,261                         51,727

Other assets, net                                                                                                                              1,844,102                       128,262

Total assets                                                                                                                      $              5,926,142    $              4,288,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

        Accounts payable                                                                                                   $                 147,965    $                 163,433

        Accrued expenses                                                                                                                      108,498                       102,682

        Accrued interest                                                                                                                         111,860                         46,683

        Advances from customers                                                                                                                   --                              124

        Other taxes payable                                                                                                                        5,057                         18,568

        Payroll & payroll tax liabilities                                                                                                      2,959                           9,379

        Notes payable – other, net                                                                                                     2,210,500                       390,000

        Notes payable – convertible                                                                                                  1,650,000                    1,650,000

Total current liabilities                                                                                                                    4,236,839                    2,380,869

Long term liabilities

        Deferred tax liability                                                                                                                              --                                 --

Total liabilities                                                                                                                                  4,236,839                    2,380,869

Minority interest – Telava Wireless                                                                                                323,185                       344,930

Stockholders’ equity

Preferred stock, no par value, 2,000,000 shares authorized

        Series A preferred stock, no shares issued and outstanding

        at March 31, 2008 and December 31, 2007, respectively                                                                 --                                 --

Common stock, no par value 200,000,000 shares authorized

        148,481,461 and 148,481,461 shares issued and outstanding

        at March 31, 2008 and December 31, 2007, respectively                                                    1,090,000                    1,090,000

Additional paid-in capital                                                                                                                    70,216                         70,216

Treasury stock                                                                                                                                    (37,198)                      (37,198)

Stock payable                                                                                                                                        96,988                         96,988

Other comprehensive income                                                                                                           (24,184)                        (3,571)

Retained earnings                                                                                                                               170,296                       346,136

Total stockholders’ equity                                                                                                             1,366,118                    1,562,571

Total liabilities and stockholders’ equity                                                                   $              5,926,142    $              4,288,370

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. Dollars)

                                                                                                                                                  For the Three Months Ended

                                                                                                                                                                   March 31,

                                                                                                                                                 2008                                2007

Net sales                                                                                                               $                      1,438,851    $                  1,277,519

Cost of sales                                                                                                                                    428,785                           682,919

Gross profit                                                                                                                                1,010,066                         588,300

Operating expenses

        Salaries and payroll taxes                                                                                                      486,682                           329,849

        Depreciation and amortization                                                                                                40,789                             35,929

        Commissions and consulting                                                                                                  32,333                             39,209

        Professional fees                                                                                                                       55,802                                  986

        Bad debt                                                                                                                                     49,300                           111,370

        Other general and administrative expenses                                                                        443,486                           181,600

Total operating expenses                                                                                                           1,108,392                           698,943

Loss from operations                                                                                                                     (98,326)                        (110,643)

Other income (expense)

        Interest income                                                                                                                            1,548                               1,800

        Other income                                                                                                                                  605                                  243

        Interest expense                                                                                                                   (101,412)                            (9,276)

Total other income/(expense)                                                                                                      (99,259)                            (7,233)

Net loss before taxes                                                                                                                   (197,585)                        (117,876)

Benefit from income taxes                                                                                                                        --                             95,630

Net income before minority interest                                                                                          (197,585)                          (22,246)

Minority interest in income                                                                                                             21,745                             30,646

Net income (loss)                                                                                                 $                    (175,840)    $                       8,400

Net loss per common share and equivalents – basic                                     $                            (0.00)    $                           0.00

Net loss per common share and equivalents –diluted                                 $                              (0.00)                            $    0.00

Weighted average outstanding common shares – basic                                                  148,481,461                                     --

Weighted average outstanding common shares –diluted                                                148,481,461                        9,581,340

Comprehensive income/(loss)

        Net loss                                                                                                         $                      (175,840)    $                         8,400

        Foreign currency exchange gain                                                                                         (20,613)                             (1,197)

Comprehensive income/(loss)                                                                           $                      (196,453)    $                       7,203

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

                                                                                                                                For the Three Months Ended March 31,

                                                                                                                                                 2008                                2007

Cash Flows from Operating Activities:

        Net income (loss)                                                                                         $                      (175,840)    $                         8,400

        Adjustments to reconcile net income (loss) to net cash used in operating activities:

                Depreciation and amortization                                                                                        40,789                             42,396

                Stock issued for services                                                                                                         --                                     --

                Minority interest net loss                                                                                             (21,745)                          (30,646)

        Changes in operating assets and liabilities:

                (Increase) decrease in:

                        Accounts receivable                                                                                              (79,229)                             50,539

                        Employee receivable                                                                                                   9,004                                    38

                        Prepaid Expenses                                                                                                     (4,255)                             56,484

                        Other assets                                                                                                                 2,455                                 (73)

                Increase (decrease) in:

                        Accounts payable                                                                                                  (15,532)                             26,590

                        Accrued expenses                                                                                                      5,816                             19,896

                        Accrued interest payable                                                                                        65,177                               9,276

                        Advances from customers                                                                                         (124)                                     --

                        Other taxes payable                                                                                               (13,511)                            (2,286)

                        Income taxes payable                                                                                                       --                                     --

                        Accrued salaries and payroll taxes                                                                        (6,420)                          (28,637)

                        Deferred tax liability                                                                                                          --                          (95,630)

                Net cash used in operating activities                                                                       (193,415)                             56,347

Cash Flows from Investing activities:

        Purchase of property and equipment                                                                                    (2,002)                          (13,996)

        Deposit for investment in IBFA                                                                                      (1,750,000)                                     --

        Proceeds for notes receivable                                                                                                         --                          (68,859)

        Payments for notes receivable                                                                                                13,633                             17,665

                Net cash used in investing activities                                                                     (1,738,369)                          (65,190)

Cash Flows from Financing Activities:

        Donated capital                                                                                                                                 --                                     --

        Proceeds from notes payable                                                                                             1,867,409                           108,430

        Payments for notes payable                                                                                                 (20,000)                                     --

                Net cash provided by financing activities                                                               1,847,409                           108,430

Net increase (decrease) in cash during year                                                                           (84,375)                             99,587

        Effect of foreign currency translation adjustment                                                            (21,456)                            (1,197)

Cash and cash equivalents at beginning of period                                                                   648,054                           328,936

Cash and cash equivalents at end of period                                                    $                       542,223    $                   427,326

Supplemental disclosure for non-cash items:

        Acquisition of Telava Wireless, majority owned subsidiary                $                                   --    $                               --

        Purchase of intangible assets with common stock                                 $                                   --    $                       77,590

        Debt converted to common stock                                                             $                                   --    $                               --

        Debt converted to preferred stock                                                            $                                   --    $                               --

        Services rendered for common stock                                                        $                                   --    $                               --

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange
 Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 of Telava
Networks, Inc. and Subsidiaries (the "Company").

The interim consolidated financial statements present the balance sheet, consolidated statements of operations and cash flows of the Company.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United
 States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Going Concern

The Company has incurred a net loss of $ (175,847) for the three months ended March 31, 2008  and hasa working capital deficit of $2,241,624at March 31, 2008, all of which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operations and marketing efforts through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, management anticipates a need for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. The Company’s failure to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

2.   ORGANIZATION

Transnational Financial Network, Inc. ("TelavaCA") was formed in 1985 and is incorporated in the state of California. TelavaCA conducted real estate mortgage banking activities through wholesale branches and retail branches previously located in California and Arizona. On November 7, 2007, TransNational Financial Network, Inc. amended its articles of incorporation and changed its name to Telava Networks, Inc. (“TelavaCA”) and increased its authorized capital to 200,000,000.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

Telava Networks, Inc. (“TelavaNV”) was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pagesto provide advertising and directory listings for small and medium sized businesses on its Internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching itsnetworkto provide the next generation fixed and mobile WiMAX broadband solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through June 30, 2007, nearly all of the Company’s revenues have been generated by its Yellow Pages business.

On January 19, 2006,the Telava Networks Inc. (NV) formed Local Info Pages, Inc. (“LIP”), headquartered in Seoul, South Korea, as a wholly owned subsidiary of Telava Networks, Inc. LIP is one of the leading direct marketing and business service companies in Korea. LIP connects advertisers to targeted audiences through its network advertising products and services. On January 3, 2007, the Company acquired a website valued at $77,590.  The website brings value to the Company because of its large customer base and they can target market those customers.  This enables advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust the Company to deliver the best values in town via direct and online coupons. For advertisers, LIP offers business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

On May 17, 2006, the Telava Networks Inc. (NV)  formed Telava Wireless, Inc. (“Telava Wireless”) as a subsidiary for the purpose of entering the mobile WiMAX broadband solutions market.  On November 6, 2006, the Company acquired 40 microwave towers in exchange for 25% of Telava Wireless.

On September 11, 2007, Telava Networks Inc. (NV) formed Telava Acquisitions, Inc. as a wholly owned subsidiary for the purpose of acquiring other related businesses.

On October 1, 2007, TelavaNV acquired TransNational Financial Networks, Inc., a Californiacorporation, (“TelavaCA”), via reverse merger.  The acquisition was effected by the issuance of 958,134 shares of Series A Convertible Preferred Stock to the six shareholders of TelavaNV in exchange for all of the 20,000,000 shares of TelavaNV.  An additional 400,000 shares of Series A Convertible Preferred Stock was subsequently issued to certain holders of TelavaNV convertible notes. Each share of Series A Convertible Preferred Stock was convertible into 100 shares of common stock; which were all converted to a total of 135,813,400 shares of common stock prior to December 31, 2007.

The acquisition of TelavaNV represented a change in control of our Company. For accounting purposes, this change in control constitutes a re-capitalization of TelavaNV, and is accounted for as a reverse merger whereby the legal acquiror, TelavaNV, is treated as the acquired entity, and the legal subsidiary, TelavaCA, is treated as the acquiring company with the continuing operations. Accordingly, the historical financial information of TelavaNV, Telava Wireless, and LIP constitutes the Company's historical financial information prior to October 1, 2007 and the combined operations of TelavaNV, TelavaCA, Telava Wireless and LIP (the “Company”) are reported from October 1, 2007 forward.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

2.   ORGANIZATION (CONTINUED)

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Adjustments:  The financial position and results of operations of the Company’s foreign subsidiary, LIP, is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.  Foreign currency translation adjustments for the three months ended March 31, 2008 and 2007 resulted in losses of $20,613 and $1,197, respectively.

Cash and Cash Equivalents:  This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  At times cash deposits may have exceeded government insured limits.  At March 31, 2008 and December 31, 2007, cash deposits exceeded those insured limits by $268,584 and $470,775, respectively.

Advertising Costs: The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  Advertising expenses were $5,206 and $834 for the three months ended March 31, 2008 and 2007, respectively.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements:

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

Reclassification
The financial statements for 2007 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

4.   ACCOUNTS RECEIVABLE

The Company provides billing information to a third party billing company for the majority of its monthly billings. Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of March 31, 2008 and December 31, 2007, the amount reserved for uncollectible account balances is $247,992 and  $235,202, respectively.

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

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at:

	March 31, 2008	December 31, 2007
MicrowaveTowers	$ 1,998,765	$ 1,998,765
Computer Equipment	180,427	180,427
Furniture and Equipment	76,728	77,197
Software	34,796	34,796
Subtotal	2,292,406	2,291,185
Less: Accumulated Depreciation	(250,842)	(217,299)
Total	$ 2,041,564	$ 2,073,886

Depreciation expense was $34,323 and $29,463 for the three months ended March 31, 2008 and 2007, respectively.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

6.   INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2008	December 31, 2007
Website	$ 77,590	$ 77,590
Less: Accumulated Amortization	(32,329)	(25,863)
Total	$ 45,261	$ 51,727

Amortization expense was $6,466 and $6,466 for the three months ended March 31, 2008 and 2007, respectively.

7.   OTHER ASSETS

Other assets consisted of security deposits for the leases of office spaces and $1,750,000 as a deposit for the acquisition of IBFA.  (See Note 15).

8.   NOTES PAYABLE

Short-term debt consists of the following at:

	March 31, 2008	December 31, 2007
Demand note payable to various entities, unsecured, interest at 8%	$ 480,000	$ 390,000

Convertible note payable to various individuals, unsecured, interest at 10%, maturity date 1/12/15, conversion rate of $1, there is no beneficial conversion feature – default	1,650,000	1,650,000

Line of credit, secured by assets, interest at approximately 12%, maturity date 1/16/09	1,750,000	-
Subtotal	$ 3,880,000	$ 2,040,000
Less: Discount on debt	(19,500)	-
Total	$ 3,860,500	$ 2,040,000

The convertible note payable of $1,650,000, has defaulted due to failure to make interest payments. The terms of the note payable state that upon default the holder may declare the entire unpaid principal balance immediately due and payable without any further notice, demand or presentment and may exercise, without any further notice, demand or presentment

Interest expense was $101,412 and $9,276 for the three months ended March 31, 2008 and 2007, respectively.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

9.  LINE OF CREDIT

The Company had a line of credit totaling $1,600,000 under which the Company may borrow on a secured basis at the prime rate plus 7%.
  There were no amounts outstanding under this line of credit at December 31, 2007 and 2006.  The credit agreement requires compliance with certain financial covenants and expires on September 12, 2008.  The use of proceeds was limited to the acquisition of Kite Broadband, LLC.  During the year ended December 31, 2007, the Company received a total of $1,574,000; however, the acquisition of Kite Broadband, LLC did not occur. Therefore the Company was required to return all of the funds.  The lender retained a total of $26,000 as a non refundable origination and commitment fee.

On January 17, 2008, the Company renegotiated the line of credit and increased the amount to $1,800,000 and paid the lender $2,000 for the increased commitment fee.  The use of proceeds has been amended and the funds must be used for the acquisition of IBFA Acquisition Company, LLC.  (See Note 15).

During the three months ended March 31, 2008, the Company borrowed $1,750,000 of the $1,800,000 line of credit.
As of March 31, 2008, the Company has an available credit line of $50,000 to be used for any additional costs related to the IBFA acquisition.

The direct costs associated with the loan are considered a discount on the debt and amortized over the life of the loan.
  The Company amortized loan fees totaling $6,500 and $0, during the three months ended March 31, 2008 and 2007, respectively.  (See Note 8).

10.   LEASES

The Company leases its office space under long-term operating leases expiring through fiscal year 2008. Rent expense under these leases was $68,492 and $57,788 for the three months ended March 31, 2008 and 2007, respectively.  The lease expired on April 30, 2008.  On February 22, 2008, the Company executed a lease with the landlord for additional office space for corporate use commencing May 1, 2008 and expires on April 30, 2013.  Lease obligations are disclosed as follows:

Year                             Future Minimum Lease Payments

2008                                         $166,045

2009                                         $489,173

2010                                         $500,638

2011                                         $512,103

Thereafter                                $699,365

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

10.   LEASES (CONTINUED)

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

Year                             Future Minimum Lease Payments

2008                                         $  45,000

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

As part of the employment agreement, the executive sold its website www.ttoore.com to TelavaNV for 500,000 shares of the Company’s common stock.  The shares are valued at $77,590 which is based on the fair value of the common stock as on the date of the agreement as the Company was private at the time of the agreement.

As of March 31, 2008, the common shares owed to the executive have not been issued and are recorded as stock payable.

12.   STOCKHOLDERS’ EQUITY

Preferred Stock:  The authorized Series A preferred stock is 2,000,000 shares with no par value.  As of March 31, 2008 and at December 31, 2007, the Company had no shares of Series A preferred stock issued and outstanding. Each share of the Series A preferred stock is convertible at any time into 100 shares of common stock, and has 100 votes per share. Holders of the Series A preferred stock are entitled to dividends at the same rate as common stock as if converted immediately prior to the date the dividend is declared.

Common Stock: The authorized common stock is 200,000,000 shares at no par value.  As of March 31, 2008, and December 31, 2007 the Company had 148,481,461 shares of common stock issued and outstanding.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

13.   STOCK OPTIONS AND WARRANTS

As of March 31, 2008, there are no stock options and warrants outstanding.

14.   CONCENTRATION OF CREDIT RISK

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

15.   ACQUISITIONS

On January 16, 2008, Telava Acquisitions Corporation, a wholly owned subsidiary, announced that it has signed an agreement to acquire IBFA Acquisition Company, LLC (IBFA). The operations will continue to be under the auspices of a Management Agreement between the two entities until all regulatory transfer of licenses has been completed. IBFA began operations in 1995, and is a licensed Competitive Local Exchange Carrier (CLEC), long distance provider, and Internet Service Provider (ISP) based in the Midwest.  The Company anticipates the deal to be closed by the third quarter of 2008 pending the completion of the audit and regulatory transfer of licenses.  During the three months ended March 31, 2008, the Company paid a deposit of $1,750,000 to acquire IBFA and this amount is included in other assets.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below, as well as those discussed elsewhere from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

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

Our net sales for the three months ended March  31, 2008 was $1,438,851, an increase of 13% when compared to the net sales of $1,277,519 for the three months  ended March 31, 2007.  A significant part of our net sales in 2007 and most of 2008 were from the Local Area Yellow Pages business; our wireless business had minimal sales in  2007.  The increase in sales was primarily derived from purchase of the intangible asset from the Korean business, Ttoore Company, which we acquired on January 3, 2007. At the time of acquisition, TToore’s business was not significant in comparison with the Company. We now have a strategic partnership with a major Korean telecommunications company which is important to our growth in Korea.

The cost of sales for the three months ended March 31, 2008 and 2007 totaled $428,785 and $689,219, respectively.  The decrease of 38% in 2008 was due to improved cost controls.

Our gross profit was $1,010,066 for the three months ended March 31, 2008 and $588,300 for the three months ended March 31, 2007.  The gross profit increased by 71% from 2007 to 2008 due to better cost controls.

Our total operating expenses increased by 59% from the three months ended March 31, 2007 to 2008 due to the addition of overall employees and expenses associated with market expansion and sales growth in TelavaNV and LIP.  The depreciation and amortization expense for the three months ended March 31, 2008 was $40,789 which was a 14% increase when compared to the prior period expense of $35,929 for the three months ended March 31, 2007.  We had professional fees of $55,802 and $986 for the three months ended March 31, 2008 and 2007 which was an increase of 5559%.  The increase in professional fees was primarily caused by expenses related to being public.  Bad debt expense was reduced by more than half due to improved collection efforts.  Other general and administrative expenses increased from $181,600 to $443,493, or 144%, and salaries also increased significantly due to our expansion efforts..

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Derivatives

None.

Critical Accounting Policies

Stock Based Compensation:  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  SFAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Revenue Recognition:

TelavaNVand LIP:The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service.

LEC Billing:  When a customer subscribes to the Company’s service an electronic customer file is created, which is the basis for the billing.  The Company submits gross billings electronically to third party billing aggregators. These billing aggregators compile and format electronic customer files and forward the billing records to the appropriate LECs.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LECs collect the Company’s billing and remit amounts to the billing aggregators, which in turn remit funds to the Company.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

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

Dilution:  The Company recognizes revenue during the month for which the service is provided based on net billings accepted by the billing aggregators and recognizes revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LECs are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

Fees:  Both the aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

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

Foreign Currency Adjustments:  The financial position and results of operations of the Company’s foreign subsidiary, LIP, is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.  Foreign currency translation adjustments resulted in losses of $20,613 and $1,197, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2008. , Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS - None

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

Item 3.    DEFAULTS UPON SENIOR SECURITIES - None

The Company has convertible notes payable of $1,650,000, and have defaulted due to failure to make interest payments. The terms of the note payable state that upon default the holder may declare the entire unpaid principal balance immediately due and payable without any further notice, demand or presentment and may exercise, without any further notice, demand or presentment

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.    OTHER INFORMATION - None

Item 6.    EXHIBITS

31.1   Certifications, Baldwin Yung, CEO and CFO.

32.1   Certification pursuant to 18 U.S.C. Section 1350 of Baldwin Yung.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                TELAVA NETWORKS, INC.

Date:       June 6, 2008                                                                           By:      /s/ BaldwinYung

                                                                                                                            BaldwinYung

                                                                                                                            Chief Executive and Financial Officer

            (Chief financial officer and accounting officer

            and duly authorized officer)