Form 10-Q
period 2008-06-30
TELAVA NETWORKS INC
filed 2008-08-19
CIK 1059579

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2008

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

Title of Class                                                                                                                               Number of Shares outstanding

                                                                                                                                                                                   at June 5, 2008

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)                                                                                                                            June 30,                December 31,

ASSETS                                                                                                                                       2008                          2007

Current assets                                                                                                                          (Unaudited)                (Audited)

        Cash and cash equivalents                                                                                    $                 381,645    $                 648,054

        Accounts receivable, net                                                                                                        1,409,721                    1,330,370

        Notes receivable                                                                                                                           38,900                         16,290

        Notes receivable – related party                                                                                                         --                           7,513

        Employee receivable                                                                                                                             --                           1,491

        Prepaid expenses                                                                                                                          26,469                         30,777

Total current assets                                                                                                                         1,856,735                    2,034,495

Property, plant, and equipment, net                                                                                              2,022,353                    2,073,886

Intangible asset, net                                                                                                                             38,795                         51,727

Other assets, net                                                                                                                              1,880,336                       128,262

Total assets                                                                                                                      $              5,798,219    $              4,288,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

        Accounts payable                                                                                                   $                 183,782    $                 163,433

        Accrued expenses                                                                                                                      223,959                       102,682

        Accrued interest                                                                                                                         138,689                         46,683

        Advances from customers                                                                                                            3,850                              124

        Other taxes payable                                                                                                                        5,363                         18,568

        Payroll & payroll tax liabilities                                                                                                    75,266                           9,379

        Notes payable – other, net                                                                                                     2,258,847                       390,000

        Notes payable – convertible                                                                                                  1,650,000                    1,650,000

Total current liabilities                                                                                                                    4,539,756                    2,380,869

Long term liabilities

        Deferred tax liability                                                                                                                              --                                 --

Total liabilities                                                                                                                                  4,539,756                    2,380,869

Minority interest – Telava Wireless                                                                                                292,671                       344,930

Stockholders’ equity

Preferred stock, no par value, 2,000,000 shares authorized

        Series A preferred stock, no shares issued and outstanding

        at June 30, 2008 and December 31, 2007, respectively                                                                     --                                 --

Common stock, no par value 200,000,000 shares authorized

        148,481,461 and 148,481,461 shares issued and outstanding

        at June 30, 2008 and December 31, 2007, respectively                                                       1,090,000                    1,090,000

Additional paid-in capital                                                                                                                    70,216                         70,216

Treasury stock, at cost                                                                                                                      (37,198)                      (37,198)

Stock payable                                                                                                                                        96,988                         96,988

Other comprehensive income(loss)                                                                                                 (36,006)                        (3,571)

Retained earnings                                                                                                                               218,208                       346,136

Total stockholders’ equity                                                                                                                965,792                    1,562,571

Total liabilities and stockholders’ equity                                                                   $              5,798,219    $              4,288,370

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$ 1,408,493	$ 1,560,508	$ 2,847,344	$ 2,838,027
Cost of sales	458,266	471,811	887,051	1,161,030
Gross profit	950,227	1,088,697	1,960,293	1,676,997

Operating expenses
Salaries and payroll taxes	642,554	411,516	1,129,236	741,365
Depreciation and amortization	40,844	24,547	81,633	60,476
Commissions and consulting	37,750	41,170	70,083	80,379
Professional fees	97,061	16,200	152,863	17,186
Bad debt	18,024	91,254	67,324	202,624
Other general and administrative expenses	434,461	299,455	877,961	481,055

Total operating expenses	1,270,694	884,142	2,379,100	1,583,085

Loss from operations	(320,467)	204,555	(418,807)	93,912

Other Income (Expense)
Interest income	508	793	2,056	2,593
Other income	665	87	1,270	330
Interest expense	(99,717)	9,276	(201,129)	-
Total other income/(expense)	(98,544)	10,156	(197,803)	2,923

Net loss before taxes	(419,011)	214,711	(616,610)	96,835

Benefit from income taxes	-	(95,630)	-	-

Net income before minority interest	(419,011)	119,081	(616,610)	96,835

Minority interest in income	30,514	24,858	52,259	55,504

Net income (loss)	$ (388,497)	$ 143,939	$ (564,351)	$ 152,339

Net loss per common share and equivalents - basic and diluted	$ (0.00)	$ 0.02	$ (0.00)	$ 0.02

Weighted average oustanding common shares - basic and diluted	148,481,461	9,581,340	148,481,461	9,581,340

Comprehensive Income/(Loss)

Net loss	$ (388,497)	$ 143,939	$ (564,351)	$ 152,339
Foreign currency exchange gain	(18,964)	872	(32,435)	(325)

Comprehensive Income/(Loss)	$ (407,461)	$ 144,811	$ (596,786)	$ 152,014

TELAVA NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

                                                                                                                                For the Six Months Ended June 30,

                                                                                                                                                 2008                                2007

Cash Flows from Operating Activities:

        Net income (loss)                                                                                         $                      (564,351)    $                     152,339

        Adjustments to reconcile net income (loss) to net cash used in operating activities:

                Depreciation and amortization                                                                                        81,633                             60,476

                Debt discount                                                                                                                    13,000                                     --

                Minority interest net loss                                                                                             (52,259)                          (55,504)

        Changes in operating assets and liabilities:

                (Increase) decrease in:

                        Accounts receivable                                                                                              (79,351)                          (63,275)

                        Employee receivable                                                                                                   9,004                                    21

                        Prepaid Expenses                                                                                                   (21,692)                             61,986

                        Other assets                                                                                                              (2,074)                          (10,562)

                Increase (decrease) in:

                        Accounts payable                                                                                                      2,009                             37,136

                        Accrued expenses                                                                                                  121,277                             24,035

                        Accrued interest payable                                                                                        92,006                                     --

                        Advances from customers                                                                                        3,726                                     --

                        Other taxes payable                                                                                               (13,205)                            (1,572)

                        Income taxes payable                                                                                                       --                             12,023

                        Accrued salaries and payroll taxes                                                                        65,887                          (28,785)

                        Deferred tax liability                                                                                                          --                                     --

                Net cash used in operating activities                                                                       (344,390)                           188,318

Cash Flows from Investing activities:

        Purchase of property and equipment                                                                                  (17,168)                          (46,387)

        Deposit for investment in IBFA                                                                                      (1,750,000)                                     --

        Proceeds for notes receivable                                                                                              (17,213)                          (20,211)

        Payments for notes receivable                                                                                                        --                                     --

                Net cash used in investing activities                                                                     (1,784,381)                          (65,598)

Cash Flows from Financing Activities:

        Donated capital                                                                                                                                 --                                     --

        Proceeds from notes payable                                                                                             1,929,950                           101,459

        Payments for notes payable                                                                                                 (35,153)                          (12,735)

                Net cash provided by financing activities                                                               1,894,797                             88,724

Net increase (decrease) in cash during year                                                                         (233,974)                           210,444

        Effect of foreign currency translation adjustment                                                            (32,435)                               (325)

Cash and cash equivalents at beginning of period                                                                   648,054                           328,936

Cash and cash equivalents at end of period                                                    $                       381,645    $                   539,055

Supplemental disclosure for non-cash items:

        Acquisition of Telava Wireless, majority owned subsidiary                $                                   --    $                               --

        Purchase of intangible assets with common stock                                 $                                   --    $                               --

        Debt converted to common stock                                                             $                                   --    $                               --

        Debt converted to preferred stock                                                            $                                   --    $                               --

        Services rendered for common stock                                                        $                                   --    $                               --

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

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

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2008 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

The Company has incurred a net loss of $(564,351) for the six months ended June 30, 2008 and has a working capital deficit of $2,683,021 at June 30, 2008, all of which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operations and marketing efforts through the issuance of debt and equity securities. In order to continue execution of the business plan, increase marketing efforts and achieve profitable operations, management anticipates a need for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities. The Company’s failure to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

2.   ORGANIZATION

Transnational Financial Network, Inc. (the "TelavaCA") was formed in 1985 and is incorporated in the state of California. TelavaCA conducted real estate mortgage banking activities through wholesale branches and retail branches located in California and Arizona. TelavaCA's revenues are derived primarily from the origination and sale of conforming and nonconforming residential real estate loans for placement in the secondary market.  On November 7, 2007, TransNational Financial Network, Inc. amended its articles of incorporation and changed its name to Telava Networks, Inc. (“TelavaCA”) and increased its authorized capital to 200,000,000.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

2.   ORGANIZATION (CONTINUED)

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

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

2.   ORGANIZATION (CONTINUED)

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

Foreign Currency Adjustments:  The financial position and results of operations of the Company’s foreign subsidiary, LIP, is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.  Foreign currency translation adjustments for the six months ended June 30, 2008 and 2007 resulted in losses of $32,435 and $325, respectively.

Cash and Cash Equivalents:  This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  At times cash deposits may have exceeded government insured limits.  At June 30, 2008 and December 31, 2007, cash deposits exceeded those insured limits by $78,862 and $470,775, respectively.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs: The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  Advertising expenses were $8,539 and $3,683 for the six months ended June 30, 2008 and 2007, respectively.

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
                                                                                                8

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

4.   ACCOUNTS RECEIVABLE

The Company provides billing information to a third party billing company for the majority of its monthly billings. Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of June 30, 2008 and December 31, 2007, the amount reserved for uncollectible account balances is $255,584 and  $235,202, respectively.

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

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at:

	June 30, 2008	December 31, 2007
MicrowaveTowers	$ 1,998,765	$ 1,998,765
Computer Equipment	194,790	180,427
Furniture and Equipment	76,571	77,197
Software	36,486	34,796
Subtotal	2,306,612	2,291,185
Less: Accumulated Depreciation	(284,259)	(217,299)
Total	$ 2,022,353	$ 2,073,886

Depreciation expense was $68,701 and $60,475 for the six months ended June 30, 2008 and 2007, respectively.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

6.   INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2008	December 31, 2007
Website	$ 77,590	$ 77,590
Less: Accumulated Amortization	(38,795)	(25,863)
Total	$ 38,795	$ 51,727

Amortization expense was $12,932 and $0 for the six months ended June 30, 2008 and 2007, respectively.

7.   OTHER ASSETS

Other assets consisted of security deposits for the leases of office spaces and $1,750,000 as a deposit for the acquisition of IBFA.  (See Note 15).

8.   NOTES PAYABLE

Short-term debt consists of the following at:

	June 30, 2008	December 31, 2007
Demand note payable to various entities, unsecured, interest at 8%	$ 570,000	$ 390,000

Convertible note payable to various individuals, unsecured, interest at 10%, maturity date 1/12/15, conversion rate of $1, there is no beneficial conversion feature – default	1,650,000	1,650,000

Line of credit, secured by assets, interest at approximately 12%, maturity date 1/16/09	1,701,847	-
Subtotal	$ 3,921,847	$ 2,040,000
Less: Discount on debt	(13,000)	-
Total	$ 3,908,847	$ 2,040,000

The convertible note payable of $1,650,000, has defaulted due to failure to make interest payments, the terms of the note payable state that upon default the holder may declare the entire unpaid principal balance immediately due and payable without any further notice, demand or presentment and may exercise, without any further notice, demand or presentment

Interest expense was $201,129 and $0 for the six months ended June 30, 2008 and 2007, respectively.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

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

During the six months ended June 30, 2008, the Company borrowed $1,750,000 of the $1,800,000 line of credit and has repaid $48,153 to the lender.  As of June 30, 2008, the Company has an available credit line of $98,153 to be used for any additional costs related to the IBFA acquisition.

The direct costs associated with the loan are considered a discount on the debt and amortized over the life of the loan.  The Company amortized loan fees totaling $13,000 and $0, during the six months ended June 30, 2008 and 2007, respectively.  (See Note 8).

10.   LEASES

The Company leases its office space under long-term operating leases expiring through fiscal year 2008. Rent expense under these leases was $196,604 and $119,696 for the six months ended June 30, 2008 and 2007, respectively.  The lease expired on April 30, 2008.  On February 22, 2008, the Company executed a lease with the landlord for additional office space for corporate use commencing May 1, 2008 and expires on April 30, 2013.  Lease obligations are disclosed as follows:

Year                             Future Minimum Lease Payments

2008                                         $149,045

2009                                         $489,173

2010                                         $500,638

2011                                         $512,103

Thereafter                                $699,365

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

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

Year                             Future Minimum Lease Payments

2008                                         $  30,000

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

As of June 30, 2008, the common shares owed to the executive have not been issued and are recorded as stock payable.

12.   STOCKHOLDERS’ EQUITY

Preferred Stock:  The authorized Series A preferred stock is 2,000,000 shares with no par value.  As of June 30, 2008 and at December 31, 2007, the Company had no shares of Series A preferred stock issued and outstanding. Each share of the Series A preferred stock is convertible at any time into 100 shares of common stock, and has 100 votes per share. Holders of the Series A preferred stock are entitled to dividends at the same rate as common stock as if converted immediately prior to the date the dividend is declared.

Common Stock: The authorized common stock is 200,000,000 shares at no par value.  As of June 30, 2008, and December 31, 2007 the Company had 148,481,461 shares of common stock issued and outstanding.

TELAVA NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

13.   STOCK OPTIONS AND WARRANTS

As of June 30, 2008, there are no stock options and warrants outstanding.

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

15.   ACQUISITIONS

On January 16, 2008, Telava Acquisitions Corporation, a wholly owned subsidiary, announced that it has signed an agreement to acquire IBFA Acquisition Company, LLC (IBFA). The operations will continue to be under the auspices of a Management Agreement between the two entities until all regulatory transfer of licenses has been completed. IBFA began operations in 1995, and is a licensed Competitive Local Exchange Carrier (CLEC), long distance provider, and Internet Service Provider (ISP) based in the Midwest.  The Company anticipates the deal to be closed by the third quarter of 2008 pending the completion of the audit and regulatory transfer of licenses.  During the six months ended June 30, 2008, the Company paid a deposit of $1,750,000 to acquire IBFA and this amount is included in other assets.

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

Three Months Ended June 30, 2008

Our net sales for the three months ended June 30, 2008 was $1,408,493, a decrease of $152,015 when compared to the net sales of $1,560,508 for the three months ended June 30, 2007.  The net sales decreased by 10% due to poor conditions in the economy.

The cost of sales for the three months ended June 30, 2008 and 2007 totaled $458,266 and $471,811, respectively.  The decrease of 3% in 2008 was due to improved cost controls.

Our gross profit was $950,227 for the three months ended June 30, 2008 and $1,088,697 for the three months ended June 30, 2007.  The gross profit decreased by 13% from 2007 to 2008 due to the slight decrease in net sales.

Our total operating expenses increased by 44% from the three months ended June 30, 2007 to 2008 due to the addition of overall employees and expenses associated with market expansion and sales growth in TelavaNV and LIP.  The depreciation and amortization expense for the three months ended June 30, 2008 was $40,844 which was a 66% increase when compared to the prior period expense of $24,547 for the three months ended June 30, 2007.  We had professional fees of $97,061 and $16,200 for the six months ended June 30, 2008 and 2007 which was an increase of 499%.  The increase in professional fees was primarily caused by expenses related to being public.  Bad debt expense was reduced by more than half due to improved collection efforts.  Other general and administrative expenses increased from $299,455 to $434,461, or 45%, and salaries also increased by 56% due to our expansion efforts.

Six Months Ended June 30, 2008

Our net sales for the six months ended June 30, 2008 was $2,847,344, an increase of $9,317 when compared to the net sales of $2,838,027 for the six months ended June 30, 2007.  A significant part of our net sales in 2007 and most of 2008 were from the Local Area Yellow Pages business; our wireless business had minimal sales in 2007.  The increase in sales was primarily derived from purchase of the intangible asset from the Korean business, Ttoore Company, which we acquired on January 3, 2007. At the time of acquisition, TToore’s business was not significant in comparison with the Company. We now have a strategic partnership with a major Korean telecommunications company which is important to our growth in Korea.

The cost of sales for the six months ended June 30, 2008 and 2007 totaled $887,051 and $1,161,030, respectively.  The decrease of 24% in 2008 was due to improved cost controls.

Our gross profit was $1,960,293 for the six months ended June 30, 2008 and $1,676,997 for the six months ended June 30, 2007.  The gross profit increased by 17% from 2007 to 2008 due to better cost controls.

Our total operating expenses increased by 50% from the six months ended June 30, 2007 to 2008 due to the addition of overall employees and expenses associated with market expansion and sales growth in TelavaNV and LIP.  The depreciation and amortization expense for the six months ended June 30, 2008 was $81,633 which was a 35% increase when compared to the prior period expense of $60,476 for the six months ended June 30, 2007.  We had professional fees of $152,863 and $17,186 for the six months ended June 30, 2008 and 2007 which was an increase of 789%.  The increase in professional fees was primarily caused by expenses related to being public.  Bad debt expense was reduced by more than half due to improved collection efforts.  Other general and administrative expenses increased from $481,055 to $877,961, or 83%, and salaries also increased significantly due to our expansion efforts.

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

Foreign Currency Adjustments:  The financial position and results of operations of the Company’s foreign subsidiary, LIP, is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.  Foreign currency translation adjustments for the six months ended June 30, 2008 and 2007 resulted in losses of $32,435and $325, respectively.

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

                TELAVA NETWORKS, INC.

Date:       August 19, 2008                                                                   By:      /s/ BaldwinYung

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

